Form 10-Q
period 2015-09-26
SPX FLOW, Inc.
filed 2015-11-03
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
    Commission file number 1-37393
SPX FLOW, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-3110748
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
13320 Ballantyne Corporate Place Charlotte, NC	28277
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (704) 752-4400
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of October 30, 2015 were 41,288,012.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated and Combined Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues	$589.5	$681.5	$1,775.8	$2,047.1
Costs and expenses:
Cost of products sold	391.6	446.6	1,178.4	1,364.6
Selling, general and administrative	135.9	141.7	418.0	455.5
Intangible amortization	5.8	6.1	17.7	19.8
Impairment of intangible assets	15.0	—	15.0	—
Special charges, net	34.6	2.8	41.7	13.5
Operating income	6.6	84.3	105.0	193.7

Other income (expense), net	(2.2)	2.1	2.1	2.1
Related party interest income (expense), net	7.4	(6.4)	(2.2)	(18.8)
Other interest income (expense), net	(0.3)	0.7	(1.0)	2.1
Income before income taxes	11.5	80.7	103.9	179.1
Income tax provision	(15.7)	(24.4)	(38.3)	(65.4)
Net income (loss)	(4.2)	56.3	65.6	113.7
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.8	(0.8)	1.0
Net income (loss) attributable to SPX FLOW, Inc.	$(4.1)	$55.5	$66.4	$112.7

Basic income (loss) per share of common stock	$(0.10)	$1.36	$1.63	$2.76
Diluted income (loss) per share of common stock	$(0.10)	$1.36	$1.62	$2.75

Weighted-average number of common shares outstanding — basic	40.809	40.809	40.809	40.809
Weighted-average number of common shares outstanding — diluted	40.809	40.932	40.932	40.932
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net income (loss)	$(4.2)	$56.3	$65.6	$113.7
Other comprehensive income (loss), net:
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0 for the nine months ended September 26, 2015	—	—	(0.1)	—
Pension liability adjustment, net of tax benefit of $0 for the three and nine months ended September 26, 2015	(0.1)	—	(0.1)	—
Net unrealized gains on available-for-sale securities	—	—	—	3.7
Foreign currency translation adjustments	(43.9)	(105.0)	(136.7)	(104.2)
Other comprehensive loss, net	(44.0)	(105.0)	(136.9)	(100.5)
Total comprehensive income (loss)	(48.2)	(48.7)	(71.3)	13.2
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.9)	0.6	(2.5)	1.5
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(47.3)	$(49.3)	$(68.8)	$11.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$207.1	$216.6
Accounts receivable, net	574.7	591.9
Related party accounts receivable	—	16.6
Inventories, net	334.5	330.0
Other current assets	64.6	36.4
Deferred income taxes	54.2	52.6
Total current assets	1,235.1	1,244.1
Property, plant and equipment:
Land	38.0	30.8
Buildings and leasehold improvements	219.8	158.6
Machinery and equipment	483.4	350.0
	741.2	539.4
Accumulated depreciation	(307.8)	(267.0)
Property, plant and equipment, net	433.4	272.4
Goodwill	1,035.5	1,081.0
Intangibles, net	602.1	659.3
Other assets	103.9	64.2
Related party notes receivable	—	707.1
TOTAL ASSETS	$3,410.0	$4,028.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$242.5	$252.0
Related party accounts payable	—	11.9
Accrued expenses	415.2	426.1
Income taxes payable	35.0	35.4
Short-term debt	67.5	6.0
Current maturities of long-term debt	5.7	1.7
Current maturities of related party notes payable	—	36.8
Total current liabilities	765.9	769.9
Long-term debt	1,004.7	10.3
Related party notes payable	—	966.3
Deferred and other income taxes	191.2	234.1
Other long-term liabilities	178.1	108.7
Total long-term liabilities	1,374.0	1,319.4
Commitments and contingent liabilities (Note 12)

Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 41,275,069 issued and outstanding at September 26, 2015, and no shares issued and outstanding at December 31, 2014	0.4	—
Paid-in capital	1,613.4	—
Retained earnings	—	—
Accumulated other comprehensive loss	(354.4)	(219.2)
Former parent company investment	—	2,144.6
Total SPX FLOW, Inc. shareholders' equity	1,259.4	1,925.4
Noncontrolling interests	10.7	13.4
Total equity	1,270.1	1,938.8
TOTAL LIABILITIES AND EQUITY	$3,410.0	$4,028.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Nine months ended September 26, 2015
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Former Parent Company Investment	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Par
Equity at beginning of year	—	$—	$—	$—	$(219.2)	$2,144.6	$1,925.4	$13.4	$1,938.8
Net income (loss)	—	—	—	—	—	66.4	66.4	(0.8)	65.6
Other comprehensive loss, net	—	—	—	—	(135.2)	—	(135.2)	(1.7)	(136.9)
Net transfers to parent	—	—	—	—	—	(597.2)	(597.2)	—	(597.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.2)	(0.2)
Reclassification of former parent company investment to common stock and paid-in capital	41.3	0.4	1,613.4	—	—	(1,613.8)	—	—	—
Equity at end of period	41.3	$0.4	$1,613.4	$—	$(354.4)	$—	$1,259.4	$10.7	$1,270.1

	Nine months ended September 27, 2014
	Common Stock		Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Former Parent Company Investment	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Par
Equity at beginning of year	—	$—	$—	$—	$(18.9)	$2,257.8	$2,238.9	$11.6	$2,250.5
Net income	—	—	—	—	—	112.7	112.7	1.0	113.7
Other comprehensive income (loss), net	—	—	—	—	(101.0)	—	(101.0)	0.5	(100.5)
Net transfers to parent	—	—	—	—	—	(178.2)	(178.2)	—	(178.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.4)	(0.4)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	(0.8)	(0.8)
Equity at end of period	—	$—	$—	$—	$(119.9)	$2,192.3	$2,072.4	$11.9	$2,084.3

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income	$65.6	$113.7
Adjustments to reconcile net income to net cash from operating activities:
Special charges, net	41.7	13.5
Impairment of intangible assets	15.0	—
Deferred and other income taxes	(11.2)	22.1
Depreciation and amortization	44.3	49.0
Loss on remeasurement of pension plan	7.4	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(27.2)	48.7
Inventories	(26.9)	(39.2)
Accounts payable, accrued expenses and other	(40.7)	4.1
Cash spending on restructuring actions	(11.4)	(10.7)
Net cash from operating activities	56.6	201.2
Cash flows used in investing activities:
Proceeds from asset sales and other, net	5.3	7.3
Increase in restricted cash	(0.5)	(0.7)
Capital expenditures	(43.1)	(26.3)
Net cash used in investing activities	(38.3)	(19.7)
Cash flows used in financing activities:
Borrowings under senior credit facilities	455.0	—
Repayments of related party notes payable	(5.4)	(6.7)
Borrowings under other financing arrangements	1.0	5.3
Repayments of other financing arrangements	(2.7)	(3.6)
Financing fees paid	(6.2)	—
Change in noncontrolling interest in subsidiary	—	(0.8)
Dividends paid to noncontrolling interest in subsidiary	(0.2)	(0.4)
Change in former parent company investment	(453.9)	(195.4)
Net cash used in financing activities	(12.4)	(201.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(15.4)	(4.2)
Net change in cash and equivalents	(9.5)	(24.3)
Combined cash and equivalents, beginning of period	216.6	257.8
Consolidated and combined cash and equivalents, end of period	$207.1	$233.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited; in millions, except share data)

(1)    BASIS OF PRESENTATION
SPX FLOW, Inc. (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operates in three business segments as described further in Note 3 and was wholly owned by SPX Corporation (“SPX” or the “former Parent”) until September 26, 2015, when SPX distributed 100% of our outstanding common stock to the SPX shareholders through a tax-free spin-off transaction (the “Spin-Off”).
Background
On October 29, 2014, SPX announced that its Board of Directors had unanimously approved a plan to spin off its Flow business, comprising its Flow Technology reportable segment, its Hydraulic Technologies business, certain of its corporate subsidiaries and certain of its corporate assets and liabilities (collectively, SPX FLOW, Inc.), and separate SPX into two distinct, publicly-traded companies.
On September 8, 2015, SPX’s Board of Directors approved the Spin-Off. The Spin-Off was completed by way of a pro rata distribution of our common stock to SPX’s shareholders of record as of the close of business on September 16, 2015, the Spin-Off record date. Each SPX shareholder received, effective as of 11:59 p.m., Eastern time, on September 26, 2015, one share of our common stock for every share of SPX common stock held by such shareholder on the record date. On September 26, 2015, SPX FLOW became a separate publicly-traded company, and SPX did not retain any ownership interest in SPX FLOW. A Registration Statement on Form 10 describing the transaction was filed by SPX FLOW with the Securities and Exchange Commission (the “SEC”) and was declared effective on September 11, 2015 (as amended through the time of such effectiveness, the “Registration Statement on Form 10”).
Basis of Presentation
We prepared the condensed consolidated and combined financial statements pursuant to the rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In our opinion, these financial statements include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation.
Our condensed consolidated balance sheet as of September 26, 2015 consists of the consolidated balances of SPX FLOW as prepared on a stand-alone basis. Our condensed combined balance sheet as of December 31, 2014, condensed consolidated and combined statements of operations and comprehensive income (loss) for the three and nine months ended September 26, 2015 and September 27, 2014, and condensed consolidated and combined statements of equity and cash flows for the nine months ended September 26, 2015 and September 27, 2014, have been prepared on a “carve out” basis for the historical periods presented and include adjustments for certain transactions that occurred concurrently upon completion of the Spin-Off (see Notes 8 and 11). These condensed consolidated and combined financial statements have been derived from the condensed consolidated financial statements and accounting records of SPX and SPX FLOW. These financial statements have been prepared in conformity with GAAP, and the unaudited information included herein should be read in conjunction with our annual 2014 combined financial statements included in our Registration Statement on Form 10.
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates and interim results are not necessarily indicative of full year results. The condensed consolidated and combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the results of operations, financial position, and cash flows would have been had it operated as an independent company during the periods presented.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

The condensed consolidated and combined statements of operations include costs for certain centralized functions and programs provided and/or administered by SPX that were charged directly to SPX’s business units, including business units of SPX FLOW. These centralized functions and programs include, but are not limited to, information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. During the three months ended September 26, 2015 and September 27, 2014, $28.0 of such costs were directly charged to the Company's business units and were included in selling, general and administrative expenses in the accompanying condensed consolidated and combined statements of operations. During the nine months ended September 26, 2015 and September 27, 2014, amounts directly charged for such costs and included in selling, general and administrative expenses were $81.0 and $78.0, respectively.
In addition, for purposes of preparing these condensed consolidated and combined financial statements on a “carve out” basis, a portion of SPX’s total corporate expenses have been allocated to SPX FLOW. These expense allocations include the cost of corporate functions and/or resources provided by SPX including, but not limited to, executive management, finance and accounting, legal, and human resources support, and the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China, and included the related benefit costs associated with such functions, such as pension and postretirement benefits and stock-based compensation. During the three months ended September 26, 2015 and September 27, 2014, the Company was allocated $14.3 and $16.0, respectively, of such general corporate and related benefit costs, which were primarily included within selling, general and administrative expenses in the condensed consolidated and combined statements of operations. During the nine months ended September 26, 2015 and September 27, 2014, amounts allocated and included in selling, general and administrative expenses were $50.7 and $61.1, respectively.
A detailed description of the methodology used to allocate corporate-related costs is included in our 2014 annual combined financial statements included in our Registration Statement on Form 10.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2015 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2014 dates. We had one less day in the first quarter of 2015 and will have one more day in the fourth quarter of 2015 than in the respective 2014 periods.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.
In April 2015, the FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied retrospectively. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued an amendment to existing guidance that, among other changes, permits an entity that has a significant event in an interim period that requires a remeasurement of defined benefit plan assets and obligations to remeasure such assets and obligations using the month-end date that is closest to the date of the significant event, rather than the date of the plan event. Although earlier application is permitted, the amendment is effective for interim and annual reporting periods beginning after December 15, 2015, and shall be applied prospectively. The impact of the adoption of this amendment on our condensed consolidated financial statements, if elected, will be based on any future significant events of our defined benefit plans.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

(3)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world.  Many of our innovative solutions play a role in helping to meet global demand for processed foods and beverages and power and energy, particularly in emerging markets.
We aggregate our operating segments into three reportable segments: Food and Beverage, Power and Energy, and Industrial. The factors considered in determining our aggregated segments are the economic similarity of the businesses, the nature of products sold or services provided, production processes, types of customers, and distribution methods. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense/income, stock-based compensation and other indirect corporate expenses. This is consistent with the way our chief operating decision maker evaluates the results of each segment.
Food and Beverage
The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, turn-key solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include mixing, drying, evaporation and separation systems and components, heat exchangers, and reciprocating and centrifugal pump technologies. Our core brands include Anhydro, APV, Bran+Luebbe, e&e, Gerstenberg Schroeder, LIGHTNIN, Seital, and Waukesha Cherry-Burrell.
Power and Energy
The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells and pipeline applications. The underlying drivers of this segment include demand for power and energy. Key products for the segment include pumps, valves and related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty, and Vokes.
Industrial
The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Core brands include Airpel, APV, Bolting Systems, Delair, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team, and Stone.
Corporate Expense
Corporate expense includes allocations of the cost of corporate functions and/or resources provided by SPX. A detailed description of the methodology used to allocate corporate-related costs can be found in our 2014 annual combined financial statements included in our Registration Statement on Form 10.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Financial data for our reportable segments for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues(1):
Food and Beverage	$210.1	$246.6	$664.2	$722.3
Power and Energy	184.7	231.0	533.0	704.1
Industrial	194.7	203.9	578.6	620.7
Total revenues	$589.5	$681.5	$1,775.8	$2,047.1

Income:
Food and Beverage	$27.2	$27.8	$80.2	$67.6
Power and Energy	27.2	47.4	68.7	116.0
Industrial	27.2	29.8	80.3	91.7
Total income for reportable segments	81.6	105.0	229.2	275.3

Corporate expense	11.5	13.3	36.1	43.2
Stock-based compensation expense	4.9	2.7	20.4	17.3
Pension and postretirement expense	9.0	1.9	11.0	7.6
Impairment of intangible assets	15.0	—	15.0	—
Special charges, net	34.6	2.8	41.7	13.5
Consolidated and combined operating income	$6.6	$84.3	$105.0	$193.7

(1)
Under the percentage-of-completion method, we recognized revenues of $117.0 and $154.7 in the three months ended September 26, 2015 and September 27, 2014, respectively. For the nine months ended September 26, 2015 and September 27, 2014, revenues under the percentage-of-completion method were $354.8 and $428.7, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage-of-completion method were $127.3 and $139.5 as of September 26, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated and combined balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $67.1 and $82.3 as of September 26, 2015 and December 31, 2014, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated and combined balance sheets.

(4)     SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Food and Beverage	$21.8	$2.6	$24.5	$4.5
Power and Energy	8.5	(0.5)	10.8	7.5
Industrial	3.8	0.7	5.9	0.9
Other	0.5	—	0.5	0.6
Total	$34.6	$2.8	$41.7	$13.5
Food and Beverage — Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with (i) the planned consolidation and relocation of manufacturing and other facilities in Europe and, to a much lesser extent, (ii) restructuring initiatives in South America and the U.S. Charges for the three and nine months ended September 27, 2014 related primarily to severance and other costs associated with the reorganization of the segment's commercial organization in Europe.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Power and Energy — Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and have continued into 2015, which has resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. Charges for the three and nine months ended September 27, 2014 related primarily to severance and other costs associated with restructuring initiatives at various locations in Europe and the U.S., net of adjustments made to restructuring charges previously accrued. These actions also were taken primarily to reduce the cost base of the Power and Energy segment.
Industrial — Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with (i) the consolidation and relocation of manufacturing facilities in Europe and (ii) a reorganization of the commercial and operational structure of certain of the segment's businesses in Europe and the U.S. Charges for the three and nine months ended September 27, 2014 related primarily to severance and other costs associated with restructuring initiatives in the Asia Pacific region and, to a lesser extent, the U.S.
Other — Charges for the three and nine months ended September 26, 2015, and for the nine months ended September 27, 2014, related primarily to an allocation of special charges associated with SPX's corporate functions and activities.
Expected charges still to be incurred under actions approved as of September 26, 2015 were approximately $12.7.
The following is an analysis of our restructuring liabilities for the nine months ended September 26, 2015 and September 27, 2014:

	Nine months ended
	September 26, 2015	September 27, 2014
Balance at beginning of year	$9.2	$10.1
Special charges (1)	41.0	12.2
Utilization — cash	(11.4)	(10.7)
Currency translation adjustment and other	(1.5)	(0.1)
Balance at end of period	$37.3	$11.5

(1)
The nine months ended September 26, 2015 and September 27, 2014 excluded $0.7 and $1.3, respectively, of asset impairment and non-cash charges allocated from SPX that did not impact restructuring liabilities.

(5)    INVENTORIES, NET
Inventories at September 26, 2015 and December 31, 2014 comprised the following:

	September 26, 2015	December 31, 2014
Finished goods	$95.1	$98.2
Work in process	104.2	99.1
Raw materials and purchased parts	142.2	140.5
Total FIFO cost	341.5	337.8
Excess of FIFO cost over LIFO inventory value	(7.0)	(7.8)
Total inventories	$334.5	$330.0
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 6% of total inventory at September 26, 2015 and December 31, 2014. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment for the nine months ended September 26, 2015, were as follows:

	December 31, 2014	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other	September 26, 2015
Food and Beverage	$293.7	$—	$—	$(18.7)	$275.0
Power and Energy	562.9	—	—	(16.5)	546.4
Industrial (1)	224.4	—	—	(10.3)	214.1
Total	$1,081.0	$—	$—	$(45.5)	$1,035.5

(1)    The carrying amount of goodwill included $67.7 of accumulated impairments as of September 26, 2015 and December 31, 2014.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	September 26, 2015			December 31, 2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$349.1	$(91.3)	$257.8	$363.2	$(83.5)	$279.7
Technology	133.8	(39.2)	94.6	141.7	(36.3)	105.4
Patents	6.6	(4.5)	2.1	6.8	(4.3)	2.5
Other	13.5	(10.6)	2.9	14.4	(10.8)	3.6
	503.0	(145.6)	357.4	526.1	(134.9)	391.2
Trademarks with indefinite lives	244.7	—	244.7	268.1	—	268.1
Total	$747.7	$(145.6)	$602.1	$794.2	$(134.9)	$659.3
At September 26, 2015, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $248.7 in Power and Energy, $69.6 in Food and Beverage, and $39.1 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $108.3 in Food and Beverage, $75.6 in Power and Energy, and $60.8 in Industrial.
During the three and nine months ended September 26, 2015, we recorded an impairment charge of $15.0 related to trademarks of a business within our Power and Energy reportable segment primarily resulting from the impact of lower oil prices on the purchasing patterns of our customers in the oil and gas markets. During the quarter ended September 26, 2015, sequential orders in our Power and Energy segment declined nearly 20%, which reduced our estimates of future revenues. We estimated the fair value of our trademarks by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during 2015 relate to foreign currency translation.
No impairment charges were recorded during the nine months ended September 27, 2014. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2014 relate to foreign currency translation.

(7)    WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	September 26, 2015	September 27, 2014
Balance at beginning of year	$18.4	$20.4
Provisions	7.4	9.7
Usage	(8.7)	(10.2)
Currency translation adjustment	(2.0)	(1.3)
Balance at end of period	15.1	18.6
Less: Current portion of warranty	13.9	17.8
Non-current portion of warranty	$1.2	$0.8
(8)    EMPLOYEE BENEFIT PLANS
Pension and postretirement expense includes net periodic benefit expense associated with defined benefit pension and postretirement plans we sponsor, as well as an allocation of a portion of the net periodic benefit expense associated with defined benefit pension and postretirement plans sponsored by SPX.
Components of Net Periodic Pension and Postretirement Benefit Expense
In connection with the Spin-Off, we assumed certain domestic nonqualified pension obligations from SPX and formed a new nonqualified plan, resulting in the remeasurement of such obligations as of September 26, 2015 and recognition of an actuarial loss of $7.4. This actuarial loss is recorded as a component of "Selling, general, and administrative" expense during the three and nine months ended September 26, 2015 in the accompanying condensed consolidated and combined statements of operations. Including the effects of the remeasurement, $22.9 and $49.0 of liabilities associated with this nonqualified pension plan are reflected within "Accrued expenses" and "Other long-term liabilities," respectively, in the accompanying condensed consolidated balance sheet as of September 26, 2015.
The net periodic pension benefit expense for the foreign pension plans we sponsor was $0.8 for the three months ended September 26, 2015 and September 27, 2014, and $2.2 and $2.6, respectively, for the nine months then ended. The net periodic pension benefit expense was comprised of service and interest costs.
The net periodic benefit expense for the domestic postretirement plans we sponsor was $0 and $0.1 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $0.2 and $0.3, respectively, for the nine months then ended.
Net periodic benefit cost allocated to the Company related to the plans sponsored by SPX was $0.8 and $1.0 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $1.2 and $4.7, respectively, for the nine months then ended.
Employer Contributions
During the nine months ended September 26, 2015, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

(9)    INDEBTEDNESS
Debt (other than related party notes payable, which are discussed in Note 15) at September 26, 2015 and December 31, 2014 comprised the following:

	September 26, 2015	December 31, 2014
Domestic revolving loan facility	$55.0	$—
Term loan(1)	400.0	—
6.875% senior notes, due in August 2017	600.0	—
Other indebtedness(2)	22.9	18.0
Total debt	1,077.9	18.0
Less: short-term debt	67.5	6.0
Less: current maturities of long-term debt	5.7	1.7
Total long-term debt	$1,004.7	$10.3

(1)	The term loan of $400.0 is repayable in quarterly installments of 5.0% annually, beginning with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $10.4 and $12.0 and balances under a purchase card program of $8.5 and $0 as of September 26, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Senior Credit Facilities
On September 1, 2015, we entered into senior credit facilities with a syndicate of lenders that provides for committed senior secured financing in the aggregate amount of $1.35 billion, consisting of the following, each with a final maturity of September 24, 2020:

•	A term loan facility in an aggregate principal amount of $400.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $250.0;

•
A global revolving credit facility, available for loans (and performance letters of credit and guarantees up to the equivalent of $100.0) in Euros, Great Britain Pound and other currencies, in an aggregate principal amount up to the equivalent of $200.0;

•	A participation multi-currency foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $250.0; and

•	A bilateral multi-currency foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $250.0.
We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility, and/or the bilateral foreign credit instrument facility by an aggregate principal amount not to exceed (x) $500.0 plus (y) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination secured by liens to consolidated adjusted EBITDA, as defined in the credit agreement, for the four fiscal quarters ended most recently before such date) does not exceed 2.75 to 1.00 plus (z) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the revolving credit facilities and foreign credit instrument facilities.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

We are the borrower under all of the senior credit facilities, and certain of our foreign subsidiaries are (and we may designate other foreign subsidiaries to be) borrowers under the global revolving credit facility and the foreign credit instrument facilities. All borrowings and other extensions of credit under our senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (y) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA, as defined in the credit agreement, for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, nine or twelve months) for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Loans	ABR Loans
Greater than or equal to 3.00 to 1.00	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.00 to 1.00 and 3.00 to 1.00	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.50 to 1.00 and 2.00 to 1.00	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Between 1.00 to 1.00 and 1.50 to 1.00	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%
Less than 1.00 to 1.00	0.225%	0.225%	1.250%	0.225%	0.750%	1.250%	0.250%
The fees for bilateral foreign credit commitments are as specified above for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at rates of 0.125% per annum and 0.25% per annum, respectively.
Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by the Company or its subsidiaries. Mandatory prepayments are applied to repay, first, amounts outstanding under any term loans and, then, amounts outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 360-day period) of the receipt of such proceeds. We may voluntarily prepay loans under our senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans is subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.
Indebtedness under our senior credit facilities is guaranteed by:

•	Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

•
The Company with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility, the participation foreign credit instrument facility and the bilateral foreign credit instrument facility.

Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). If our corporate credit rating is less than ‘‘Ba2’’ (or not rated) by Moody’s and less than ‘‘BB’’ (or not rated) by S&P, then the Company and its domestic subsidiary guarantors are required to grant security interests, mortgages and other liens on substantially all their assets. If the Company’s corporate credit rating is ‘‘Baa3’’ or better by Moody’s or ‘‘BBB-’’ or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Our senior credit facilities require that we maintain:

•
A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•
A Consolidated Leverage Ratio, as defined in the credit agreement, as of the last day of any fiscal quarter of not more than 3.25 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

Our senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees, or advances, make restricted junior payments, including dividends, redemptions of capital stock, and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, enter into sale and leaseback transactions, or engage in certain transactions with affiliates, and otherwise restrict certain corporate activities. Our senior credit facilities contain customary representations, warranties, affirmative covenants and events of default.
We are permitted under the senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio, as defined in the credit agreement, is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (a) $100.0 in any fiscal year plus (b) an additional amount for all such repurchases and dividend declarations made after September 1, 2015 equal to the Available Amount (as defined in the credit agreement as the sum of (i) $300.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the credit agreement, generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from September 1, 2015, to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus or minus (iii) certain other amounts specified in the credit agreement).
At September 26, 2015, we had $9.5 and $299.3 of outstanding letters of credit issued under our revolving credit and our foreign credit instrument facilities of our senior credit facilities, respectively.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.2% at September 26, 2015.
Senior Notes
On September 22, 2015, in anticipation of the completion of the Spin-Off, we entered into a supplemental indenture and issued substitute global notes in connection with our substitution for SPX as the obligor of $600.0 aggregate principal amount of 6.875% senior notes. These notes mature in August 2017, with interest payable on March 1 and September 1 of each year. The notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the notes at 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest. These notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, but are effectively junior to our senior credit facilities. The indenture governing these notes contains covenants that, among other things, limit our ability to incur liens, enter into sale and leaseback transactions and consummate some mergers. Payment of the principal, interest and premium (if any) on the notes is guaranteed on a senior unsecured basis by our domestic subsidiaries.
On October 19, 2015, as a result of the Spin-Off and in accordance with the terms of the indenture governing the senior notes, we tendered an offer to purchase all or any part of the senior notes at a cash purchase price of 101% of the aggregate principal amount of the notes, plus any accrued and unpaid interest, to the date that the offer expires.   The expiration date for the offer is November 18, 2015.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Other
On September 22, 2015, we entered into a trade receivables financing arrangement under which we can borrow, on a continuous basis, up to $50.0, as available. This arrangement has a final maturity of September 21, 2018. At September 26, 2015, there were no borrowings outstanding under this facility.
At September 26, 2015, in addition to the revolving lines of credit described above, we had approximately $5.0 of letters of credit outstanding under separate arrangements in China and India.
At September 26, 2015, we were in compliance with all covenants of our senior credit facilities and our senior notes.
(10)    DERIVATIVE FINANCIAL INSTRUMENTS
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan and Great Britain Pound.
We had foreign currency ("FX") forward contracts with an aggregate notional amount of $64.9 and $84.4 outstanding as of September 26, 2015 and December 31, 2014, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $39.6 and $53.4 at September 26, 2015 and December 31, 2014, respectively, with scheduled maturities of $37.6, $1.5 and $0.5 within one, two, and three years, respectively. The unrealized loss, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts was $0.1 as of September 26, 2015, while such amount was less than $0.1 as of December 31, 2014. The net gains (losses) recorded in "Other income (expense), net" related to foreign currency gains (losses) totaled $(0.1) and $0.1 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $0.1 and $(1.7), respectively, for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated and combined balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $1.6 and $0.5 (gross assets) and $1.2 and $1.1 (gross liabilities) at September 26, 2015 and December 31, 2014, respectively.
(11)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
Prior to the Spin-Off, SPX FLOW had no common shares outstanding.  On September 26, 2015, 41.322 SPX FLOW common shares were distributed to SPX shareholders in conjunction with the Spin-Off. For comparative purposes, basic shares outstanding reflect this amount in all periods presented.  For purposes of computing dilutive shares, unvested SPX FLOW awards at the Spin-Off date were assumed to have been issued and outstanding from January 1, 2015.  The resulting number of weighted-average dilutive shares has been used in all periods presented, except for the three months ended September 26, 2015, for which such awards would have been antidilutive. The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Shares outstanding, basic	40.809	40.809	40.809	40.809
Dilutive effect of share-based awards	—	0.123	0.123	0.123
Weighted-average shares outstanding, dilutive(1)	40.809	40.932	40.932	40.932

(1)
For the three months ended September 26, 2015, an aggregate of 0.998 unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share. For the nine months ended September 26, 2015 and the three and nine months ended September 27, 2014, 0.479 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed in our 2014 annual combined financial statements included in our Registration Statement on Form 10) were not met. For the nine months ended September 26, 2015 and the three and nine

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

months ended September 27, 2014, 0.396 of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.
Stock-Based Compensation
Prior to the Spin-Off, eligible employees of the Company participated in SPX’s share-based compensation plan pursuant to which they were granted share-based awards of SPX stock. SPX’s share-based compensation plan includes awards for restricted stock shares, restricted stock units and stock options. Compensation expense for share-based awards recorded by the Company prior to the Spin-Off includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of stock-based compensation expense for SPX’s corporate employees who provided certain centralized support functions.
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under the SPX plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees, none of whom were named executive officers, in 2013 and 2014 were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying shares at the end of the applicable remaining service periods. Compensation expense related to the modification is $4.0, of which $1.2 was recognized in the three months ended September 26, 2015, with the remaining $2.8 to be recognized over the remaining service periods of the related awards.
The recognition of compensation expense for SPX share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years. For the three and nine months ended September 26, 2015 and September 27, 2014, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated and combined statements of operations as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Expense associated with individuals historically attributable to SPX FLOW's operations	$1.7	$1.0	$5.8	$4.1
Allocation of expense historically associated with SPX's corporate employees	2.0	1.7	13.4	13.2
Expense related to modification as of Spin-Off date	1.2	—	1.2	—
Stock-based compensation expense	4.9	2.7	20.4	17.3
Tax benefit	(1.9)	(1.0)	(7.7)	(6.5)
Stock-based compensation expense, net of tax benefit	$3.0	$1.7	$12.7	$10.8

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Restricted Stock Share and Restricted Stock Unit Awards
In connection with the Spin-Off, certain former corporate employees of SPX became employees of the Company. The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended September 26, 2015, for the Company's employees with SPX awards before the Spin-Off and with the resulting, converted SPX FLOW awards after the Spin-Off:

	Nine months ended September 26, 2015
SPX - Prior to Spin-Off	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at beginning of year	0.149	$72.93
Granted	0.075	85.47
Vested	(0.035)	79.92
Forfeited and other	(0.019)	63.45
Outstanding at September 26, 2015, immediately prior to Spin-Off	0.170	$79.65

SPX FLOW - Post Spin-Off
Conversion of SPX Plan awards to SPX FLOW Stock Plan awards on September 26, 2015	1.154	$53.32
Vested	(0.091)	61.34
Outstanding at end of period	1.063	$52.63
As of September 26, 2015, there was $17.7 of unrecognized compensation cost related to SPX FLOW's restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
On January 2, 2015, eligible employees of the Company were granted 0.034 options in SPX stock, all of which were outstanding (but not exercisable) from that date up to the Spin-Off. The weighted-average exercise price per share of these options was $85.87 and the maximum contractual term of these options is 10 years. There were no SPX stock options outstanding during the nine months ended September 27, 2014.
The weighted-average grant-date fair value per share of the SPX stock options granted on January 2, 2015 was $27.06. The fair value of each SPX option grant was estimated using the Black-Scholes option-pricing model.
In connection with the Spin-Off, certain former corporate employees of SPX became employees of the Company. The number of outstanding SPX FLOW stock options, after reflecting (i) SPX stock options that had been granted to former corporate employees of SPX on January 2, 2015, and (ii) the conversion of SPX stock options to SPX FLOW stock options, was 0.396 as of September 26, 2015, none of which were exercisable. As a result of the conversion of the stock options, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. Other terms of the SPX FLOW stock options are the same as those discussed above.
As of September 26, 2015, there was $1.6 of unrecognized compensation cost related to SPX FLOW stock options. We expect this cost to be recognized over a weighted-average period of 2.3 years.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended September 26, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension Liability Adjustment(2)	Total
Balance at beginning of period	$(311.2)	$(0.1)	$0.1	$(311.2)
Other comprehensive loss before reclassifications	(43.1)	—	—	(43.1)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Current-period other comprehensive loss	(43.1)	—	(0.1)	(43.2)
Balance at end of period	$(354.3)	$(0.1)	$—	$(354.4)

(1)	Net of tax benefit of $0 as of September 26, 2015 and June 27, 2015.

(2)	Net of tax provision of $0 as of June 27, 2015. The balance as of June 27, 2015 included unamortized prior service credits.

The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended September 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Pension Liability Adjustment(1)	Total
Balance at beginning of period	$(15.0)	$(0.1)	$(15.1)
Other comprehensive loss before reclassifications	(104.8)	—	(104.8)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current-period other comprehensive loss	(104.8)	—	(104.8)
Balance at end of period	$(119.8)	$(0.1)	$(119.9)

(1)	Net of tax benefit of $0.1 as of September 27, 2014 and June 28, 2014. The balances as of September 27, 2014 and June 28, 2014 included unamortized prior service costs.
The changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 26, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension Liability Adjustment(2)	Total
Balance at beginning of period	$(219.3)	$—	$0.1	$(219.2)
Other comprehensive loss before reclassifications	(135.0)	(0.1)	—	(135.1)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.1)	(0.1)
Current-period other comprehensive loss	(135.0)	(0.1)	(0.1)	(135.2)
Balance at end of period	$(354.3)	$(0.1)	$—	$(354.4)

(1)	Net of tax benefit of $0 as of September 26, 2015.

(2)	Net of tax provision of $0 as of December 31, 2014. The balance as of December 31, 2014 included unamortized prior service credits.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

The changes in the components of accumulated other comprehensive loss, net of tax, for the nine months ended September 27, 2014 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Pension Liability Adjustment(1)	Total
Balance at beginning of period	$(15.1)	$(3.7)	$(0.1)	$(18.9)
Other comprehensive income (loss) before reclassifications	(104.7)	3.6	—	(101.1)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Current-period other comprehensive income (loss)	(104.7)	3.7	—	(101.0)
Balance at end of period	$(119.8)	$—	$(0.1)	$(119.9)

(1)	Net of tax benefit of $0.1 as of September 27, 2014 and December 31, 2013. The balances as of September 27, 2014 and December 31, 2013 included unamortized prior service costs.
Amounts reclassified from accumulated other comprehensive loss related to pension liability adjustments were recorded in “Selling, general and administrative” expense in the accompanying condensed consolidated and combined statements of operations for the three and nine months ended September 26, 2015. Amounts reclassified from accumulated other comprehensive loss related to available-for-sale securities were recorded in "Other income (expense), net" in the accompanying condensed combined statement of operations during the nine months ended September 27, 2014.
(12)    LITIGATION AND CONTINGENT LIABILITIES
We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
We are subject to domestic and international environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. We believe our compliance obligations with environmental protection laws and regulations should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
(13)    INCOME TAXES
Unrecognized Tax Benefits
As of September 26, 2015, we had gross unrecognized tax benefits of $26.7 (net unrecognized tax benefits of $14.1), of which $14.1, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 26, 2015, gross accrued interest totaled $1.8 (net accrued interest of $1.6), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statute of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by less than $1.0. The previously unrecognized tax benefits relate to a variety of tax issues, including transfer pricing and various non-U.S. income tax matters.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations have been included in tax returns filed by SPX or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations result in unrecognized tax benefits that are potential obligations of SPX or its subsidiaries that were part of the Spin-Off. Because activities that give rise to these unrecognized tax benefits relate to the Company's operations, the impact of these items has been recorded to "Income tax provision" within our condensed consolidated and combined statements of operations, with the offset recorded to "Parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" as of September 26, 2015.
In addition, some of the Company's tax returns have included the operations of SPX subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities have given rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated and combined balance sheets. However, since the potential obligations are the result of activities associated with operations that were not part of the Spin-Off, we have not reflected any related amounts within our "Income tax provision," but have instead recorded the amounts directly to "Parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" as of September 26, 2015.
Other Tax Matters
During the three months ended September 26, 2015, we recorded an income tax provision of $15.7 on $11.5 of pre-tax income, resulting in an effective tax rate of 136.5%. This compares to an income tax provision for the three months ended September 27, 2014 of $24.4 on $80.7 of pre-tax income, resulting in an effective tax rate of 30.2%. The effective tax rate for the third quarter of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected annual pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized. The effective tax rate for the third quarter of 2014 was impacted by tax charges of $1.4 related to increased valuation allowances recorded against certain foreign deferred income tax assets.
During the nine months ended September 26, 2015, we recorded an income tax provision of $38.3 on $103.9 of pre-tax income, resulting in an effective tax rate of 36.9%. This compares to an income tax provision for the nine months ended September 27, 2014 of $65.4 on $179.1 of pre-tax income, resulting in an effective tax rate of 36.5%. The effective tax rate for the first nine months of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected annual pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized, partially offset by tax benefits of $2.0 related to foreign exchange losses recognized for income tax purposes with respect to a foreign branch. During the nine months ended September 27, 2014, our income tax provision was impacted by tax charges of $18.4 resulting from increases in valuation allowances recorded against certain foreign deferred income tax assets.
We review our income tax positions on a continuous basis and record a provision for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. As events change and resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities.
In connection with the Spin-Off, we and SPX entered into a Tax Matters Agreement, which, among other matters, addresses the allocation of certain tax adjustments that might arise upon examination of the 2013, 2014 and the pre-Spin-Off portion of the 2015 federal income tax returns of SPX. None of those returns is currently under examination, and we believe any contingencies have been adequately provided for.
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination or administrative appeal. We believe any uncertain tax positions related to these examinations have been adequately provided for.
We have various non-U.S. income tax returns under examination. The most significant of these are in Denmark for the 2006 and 2007 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

An unfavorable resolution of one or more of the above matters could have a material adverse effect on our results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As audits and examinations are still in process or we have not yet reached the final stages of the appeals process, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.
(14)     FAIR VALUE
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 — Significant inputs to the valuation model are unobservable.
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the three and nine months ended September 26, 2015 and September 27, 2014.
The following section describes the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.
Derivative Financial Instruments
Our derivative financial assets and liabilities include FX forward contracts and FX embedded derivatives, valued using valuation models based on observable market inputs such as forward rates, interest rates, our own credit risk and the credit risk of our counterparties, which comprise investment-grade financial institutions. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. We have not made any adjustments to the inputs obtained from the independent sources. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active. We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount.
As of September 26, 2015 and December 31, 2014, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $1.6 and $0.5 (gross assets) and $1.2 and $1.1 (gross liabilities), respectively. As of September 26, 2015, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Investments in Equity Securities
Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At September 26, 2015 and December 31, 2014, these assets had a fair value of $8.3 and $7.4, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 26, 2015 and September 27, 2014, including net unrealized gains recorded to “Other income (expense), net."

	Nine months ended
	September 26,	September 27,
	2015	2014
Balance at beginning of year	$7.4	$1.4
Unrealized gains recorded to earnings	0.9	4.0
Balance at end of period	$8.3	$5.4
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting asset impairment would require that the instrument be recorded at its fair value. As of September 26, 2015 and December 31, 2014, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis, except for trademark intangibles of a business within our Power and Energy reportable segment measured at fair value as of September 26, 2015 as discussed in Note 6.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and related party notes payable) not measured at fair value on a recurring basis as of September 26, 2015 and December 31, 2014 were as follows:

	September 26, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior notes	$600.0	$635.3	$—	$—
Term loan	400.0	400.0	—	—
Other indebtedness	67.5	67.5	6.0	6.0
The following methods and assumptions were used in estimating the fair value of these financial instruments:

•
The fair values of the senior notes and term loan were determined using Level 2 inputs within the fair value hierarchy and were based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•	The fair value of our other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
As of December 31, 2014, the aggregate estimated fair value of our related party notes payable was approximately $1,127.0, compared to the aggregate carrying value of $1,003.1. There were no related party notes payable outstanding as of September 26, 2015.
The carrying amounts of cash and equivalents and receivables (excluding related party notes receivable) reported in our condensed consolidated and combined balance sheets approximate fair value due to the short-term nature of those instruments. As of December 31, 2014, the aggregate estimated fair value of our related party notes receivable was approximately $758.0, compared to the aggregate carrying value of $707.1. There were no related party notes receivable outstanding as of September 26, 2015.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

(15)    RELATED PARTY TRANSACTIONS
Allocation of General Corporate Expenses
The condensed consolidated and combined statements of operations include expenses for certain centralized functions and other programs provided and/or administered by SPX charged directly to business units of the Company. In addition, for purposes of preparing these condensed consolidated and combined financial statements on a "carve-out" basis, a portion of SPX's total corporate expenses have been allocated to the Company. A detailed description of the methodology used to allocate corporate-related costs is included in our 2014 annual combined financial statements included in our Registration Statement on Form 10.
Related Party Notes
As of September 26, 2015 and December 31, 2014, the Company had related party notes receivable of $0 and $707.1, respectively, with SPX serving as the counterparty. These related party notes were transferred to SPX or canceled by the Company with a corresponding decrease to "Former parent company investment" of $669.7 during the third quarter of 2015. We recorded interest income of $7.4 and $11.8 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $26.2 and $35.8 for the nine months then ended, respectively, related to these notes. The related party notes receivable had a weighted-average interest rate of approximately 5.0%.
As of September 26, 2015 and December 31, 2014, the Company had related party notes payable of $0 and $1,003.1, respectively, with SPX (and certain other of its affiliates that were not part of the Spin-Off) serving as the counterparties. During the nine months ended September 26, 2015, these related party notes payable were extinguished by way of capital contributions to the Company by SPX. As a result, related party notes payable were reduced by $600.5 and $390.8 with a corresponding increase to "Former parent company investment" during the second and third quarters of 2015, respectively. In aggregate, we recorded interest expense of $0 and $18.2 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $28.4 and $54.6 for the nine months then ended, respectively, related to these notes. The weighted-average interest rate for these notes was approximately 7.0%.
Transition Services Agreement - Post-Spin-Off
On September 26, 2015 in connection with the Spin-Off, we entered into a transition services agreement with SPX, under which SPX or certain of its subsidiaries provide us, and we provide SPX or certain of its subsidiaries, with certain services to help ensure an orderly transition following the Spin-Off (the "Transition Services Agreement").
The services SPX agreed to provide to us include information technology, human resources, finance and financial reporting and other administrative services. The services we have agreed to provide to SPX include information technology, human resources, finance and financial reporting, tax compliance, facility access and other administrative services. The charges for these services are intended to allow SPX or us, as applicable, to recover the direct and indirect costs incurred in providing such services. The Transition Services Agreement generally provides for a term of services starting at the Spin-Off date and continuing for a period of up to twelve months following the Spin-Off. Other than with respect to certain fixed-term pass-through services, the applicable recipient of services may terminate any transition services it is receiving upon prior notice to the other party, upon thirty days' notice, with any extension or renewal of the Transition Services Agreement or the services provided thereunder requiring mutual agreement between SPX and us.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except share data)

Other Agreements with SPX - Post-Spin-Off
In connection with the Spin-Off, we entered into other definitive agreements with SPX that, among other matters, set forth the terms and conditions of the Spin-Off and provide a framework for our relationship with SPX after the Spin-Off, including the following:

•	Separation and Distribution Agreement

•	Tax Matters Agreement

•	Employee Matters Agreement; and

•	Trademark License Agreement
A summary of the material terms of these agreements can be found in the Information Statement of the Company, attached as Exhibit 99.1 to our Registration Statement on Form 10.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. Particular risks facing us include economic, business, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements, integration of acquisitions and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
All the forward-looking statements are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our Registration Statement on Form 10 as filed with the Securities and Exchange Commission (the "SEC"), in any subsequent filing with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Spin-off Transaction
On October 29, 2014, SPX Corporation (“SPX”) announced that its Board of Directors had unanimously approved a plan to spin off its Flow business, comprised of its Flow Technology reportable segment, its Hydraulic Technologies business, various related legal entities, and certain of its corporate assets and liabilities into a new standalone, publicly traded company. SPX FLOW, Inc. (“SPX FLOW”, “the Company”, “we”, “us”, or “our”) filed its initial Registration Statement on Form 10 with the SEC on May 14, 2015, which was declared effective as of September 11, 2015 (the "Registration Statement on Form 10").
On September 26, 2015, SPX completed the previously announced tax-free spin-off (the “Spin-Off”) of SPX FLOW through the pro rata distribution of all of the shares of SPX FLOW common stock to SPX’s stockholders of record as of 5:00 p.m., New York City time, on September 16, 2015 (the “Record Date”). Accordingly, SPX distributed to its stockholders one share of SPX FLOW common stock, par value $0.01 per share, for every one share of SPX common stock outstanding as of the Record Date (the “Distribution”).
Our Business
We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world. Our innovative solutions play a role in helping to meet the global demand in the end markets we serve. Our total revenue in 2014 was $2.8 billion, with approximately 30% from sales into emerging markets.

We serve the food and beverage, power and energy and industrial markets. Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, oil and gas, power generation (including nuclear and conventional), chemical processing, compressed air and mining. From an end market perspective, in 2014, 35.0% of our revenues were from sales into the food and beverage end markets, 34.7% were from sales into the power and energy end markets, and 30.3% were from sales into the industrial end markets. Our core strengths include product breadth, global capabilities and the ability to create custom-engineered solutions for diverse flow processes. Over the past several years, we have strategically expanded our scale, relevance to customers, and global capabilities in these markets. We believe there are attractive organic and acquisition opportunities to continue to expand our business.
We focus on a number of operating initiatives, including innovation and new product development, continuous improvement driven by lean methodologies, supply chain management, expansion in emerging markets, information technology infrastructure improvement, and organizational and talent development. These initiatives are designed to, among other things, capture synergies within our businesses to ultimately drive revenue, profit margin and cash flow growth. We believe our businesses are well-positioned for long-term growth based on our operating initiatives, the potential within the current markets served and the potential for expansion into additional markets.
Our business is organized into three reportable segments — Food and Beverage, Power and Energy and Industrial. The following summary describes the products and services offered by each of our reportable segments:
Food and Beverage:  The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, turn-key solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include mixing, drying, evaporation and separation systems and components, heat exchangers, and reciprocating and centrifugal pump technologies. Our core brands include Anhydro, APV, Bran+Luebbe, e&e, Gerstenberg Schroeder, LIGHTNIN, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak, and various regional companies.
Power and Energy:  The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells and pipeline applications. The underlying drivers of this segment include demand for power and energy. Key products for the segment include pumps, valves and the related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty, and Vokes. The segment's primary competitors are Cameron International Corporation, Ebara Fluid Handling, Flowserve Corporation, ITT Goulds Pumps, KSB AG, and Sulzer Ltd.
Industrial:  The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Core brands include Airpel, APV, Bolting Systems, Delair, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team, and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Actuant, Enerpac, IDEX Viking Pump, KSB AG, Parker Domnick Hunter and various regional companies.
Summary of Operating Results
Non-GAAP Measures - Throughout the following segment discussion, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Operations-Non-GAAP Measures.”
The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the periods presented, or what our financial condition, results of operations and cash flows may be in the future.

The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three and nine months ended September 26, 2015, decreased 13.5% and 13.3% to $589.5 and $1,775.8, respectively, primarily as a result of the strengthening of the U.S. dollar during the period and lower sales of power and energy pumps, largely reflecting the impact of lower oil prices.
Income before Income Taxes — For the three and nine months ended September 26, 2015, decreased 85.7% and 42.0% to $11.5 and $103.9, respectively, primarily as a result of a decline in segment profitability and increases in special charges, pension and postretirement expense, and stock-based compensation expense, partially offset by declines in related party interest expense, net, and corporate expense.
Cash Flows from Operations — For the nine months ended September 26, 2015, decreased to $56.6 from $201.2 primarily as a result of a decline in segment profitability and the timing of cash receipts on certain large projects.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our 2014 annual combined financial statements included in our Registration Statement on Form 10. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2015 are March 28, June 27, and September 26, compared to the respective March 29, June 28, and September 27, 2014 dates. We had one less day in the first quarter of 2015 and will have one more day in the fourth quarter of 2015 than in the respective 2014 periods.
Cyclicality of End Markets, Seasonality and Competition -The financial results of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Demand in the oil and gas aftermarket is typically stronger in the second half of the year. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. As a result of a significant decline in oil prices, beginning in the latter half of 2014 and continuing into 2015, we expect 2015 revenue and operating profit margin for our Power and Energy reportable segment to decline on a year-over-year basis by at least 20% and 430 basis points, respectively. Revenues from food and beverage systems and related services are highly correlated to timing on large construction contracts, which may cause significant fluctuations in our financial performance from period to period. In aggregate, our businesses generally tend to be stronger in the second half of the year.
Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors. See "Our Business" for a discussion of our competitors.
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a tool they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and nine months ended September 26, 2015 and September 27, 2014, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$589.5	$681.5	(13.5)	$1,775.8	$2,047.1	(13.3)
Gross profit	197.9	234.9	(15.8)	597.4	682.5	(12.5)
% of revenues	33.6%	34.5%		33.6%	33.3%
Selling, general and administrative	135.9	141.7	(4.1)	418.0	455.5	(8.2)
% of revenues	23.1%	20.8%		23.5%	22.3%
Intangible amortization	5.8	6.1	(4.9)	17.7	19.8	(10.6)
Impairment of intangible assets	15.0	—	*	15.0	—	*
Special charges, net	34.6	2.8	*	41.7	13.5	*
Other income (expense), net	(2.2)	2.1	(204.8)	2.1	2.1	—
Related party interest income (expense), net	7.4	(6.4)	(215.6)	(2.2)	(18.8)	(88.3)
Other interest income (expense), net	(0.3)	0.7	(142.9)	(1.0)	2.1	(147.6)
Income before income taxes	11.5	80.7	(85.7)	103.9	179.1	(42.0)
Income tax provision	(15.7)	(24.4)	(35.7)	(38.3)	(65.4)	(41.4)
Net income (loss)	(4.2)	56.3	(107.5)	65.6	113.7	(42.3)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.8	(112.5)	(0.8)	1.0	(180.0)
Net income (loss) attributable to SPX FLOW, Inc.	$(4.1)	$55.5	(107.4)	$66.4	$112.7	(41.1)

Components of consolidated and combined revenue decline:
Organic decline			(5.6)			(5.2)
Foreign currency			(7.9)			(8.1)
Net revenue decline			(13.5)			(13.3)
____________________________________________________________
*    Not meaningful for comparison purposes.
Revenues - For the three and nine months ended September 26, 2015, the decrease in revenues, compared to the respective 2014 periods, was due primarily to a strengthening of the U.S. dollar during the periods and, to a lesser extent, a decrease in organic revenue. The decrease in organic revenue was due primarily to lower sales of power and energy pumps, largely reflecting the impact of lower oil prices. See "Results of Reportable Segments" for additional details.
Gross Profit - The decrease in gross profit and margin for the three months ended September 26, 2015, and in gross profit for the nine months then ended, compared to the respective 2014 periods, was attributable primarily to the revenue declines noted above. Gross margin increased during the nine months ended September 26, 2015, compared to the respective 2014 period, due to (i) improved operational performance within the Food and Beverage reportable segment and (ii) cost reductions associated with restructuring initiatives implemented during 2014 primarily within the Power and Energy reportable segment. See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - SG&A expense includes allocations of general corporate expenses from SPX, including pension and postretirement expense and stock-based compensation. See our 2014 annual combined financial statements in our Registration Statement on Form 10 for further details on our methodology for allocating corporate-related costs.
For the three and nine months ended September 26, 2015, the decrease in SG&A expense, compared to the respective 2014 periods, was due primarily to the impact of a stronger U.S. dollar during the periods and a decrease in incentive compensation expense, partially offset by increases in pension and postretirement expense and stock-based compensation during the periods (see “Corporate and Other Expenses” for additional details). The decrease in incentive compensation expense was due to lower profitability in the three and nine months ended September 26, 2015, compared to the respective periods in 2014.

Intangible Amortization - For the three and nine months ended September 26, 2015, the decrease in intangible amortization, compared to the respective periods in 2014, was due primarily to the impact of foreign currency translation.
Impairment of Intangible Assets - During the three and nine months ended September 26, 2015, we recorded an impairment charge of $15.0 related to trademarks of a business within our Power and Energy reportable segment primarily resulting from the impact of lower oil prices on the purchasing patterns of our customers in the oil and gas markets. During the quarter ended September 26, 2015, sequential orders in our Power and Energy segment declined nearly 20%, which reduced our estimates of future revenues.
Special Charges, net - Special charges, net, related primarily to restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines. See Note 4 to our condensed consolidated and combined financial statements for the details of actions taken during the three and nine months ended September 26, 2015 and September 27, 2014, respectively.
Other Income (Expense), net - Other expense, net, for the three months ended September 26, 2015 was composed primarily of investment-related losses of $2.0 and a foreign currency loss of $0.1. The $2.0 of investment-related losses represented unrealized losses on our investment in equity securities. See Note 14 to our condensed consolidated and combined financial statements for additional details.
Other income, net, for the three months ended September 27, 2014 was composed primarily of investment-related earnings of $1.8 and a foreign currency gain of $0.1.
Other income, net, for the nine months ended September 26, 2015 was composed primarily of gains on asset sales of $1.2, investment-related earnings of $0.9 and a foreign currency gain of $0.1.
Other income, net, for the nine months ended September 27, 2014 was composed primarily of investment-related earnings of $3.9, partially offset by foreign currency losses of $1.7.
Related Party Interest Income (Expense), net - Related party interest income (expense), net, is comprised of interest on notes receivable and notes payable with SPX (and certain other of its affiliates that are not part of the Spin-Off) serving as the counterparties. See Note 15 to our condensed consolidated and combined financial statements for additional details on our related party notes.
Related party interest income during the three months ended September 26, 2015 related solely to interest on notes receivable that were either transferred to SPX or canceled by the Company during September 2015 (all notes payable outstanding as of July 27, 2015 were extinguished by way of capital contributions to the Company by SPX during the third quarter). Related party interest expense, net, for the three months ended September 27, 2014 was comprised of $18.2 of related party interest expense, partially offset by $11.8 of related party interest income.
For the nine months ended September 26, 2015, related party interest expense, net, was comprised of $28.4 of interest expense, partially offset by $26.2 of interest income. For the nine months ended September 27, 2014, related party interest expense, net, was comprised of $54.6 of interest expense, partially offset by $35.8 of interest income. The decrease in related party interest expense in 2015, compared to the respective period in 2014, reflects primarily the extinguishments of notes payable by way of capital contributions during both the second and third quarters of 2015. The decrease in related party interest income in 2015, compared to the respective period in 2014, reflects the transfer or cancellation of notes receivable with SPX during September 2015, as well as lower average interest rates as compared to the prior year.
Other Interest Income (Expense), net - Other interest income (expense), net, is comprised primarily of interest income on cash and equivalents and interest expense on capital lease obligations and miscellaneous lines of credit. For all periods presented, interest expense related to our senior credit facilities and senior notes was not significant. See Note 9 to our condensed consolidated and combined financial statements for additional details on our third-party debt.
The reduction in interest income, net, during the three and nine months ended September 26, 2015, compared to the respective periods in 2014, was due primarily to a decrease of $1.0 and $3.1 in interest income, respectively, associated with cash and equivalents.

Income Tax Provision - For the three months ended September 26, 2015, we recorded an income tax provision of $15.7 on $11.5 of pre-tax income, resulting in an effective rate of 136.5%. This compares to an income tax provision for the three months ended September 27, 2014 of $24.4 on $80.7 of pre-tax income, resulting in an effective rate of 30.2%. The effective tax rate for the third quarter of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected annual pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized. The effective tax rate for the third quarter of 2014 was impacted by tax charges of $1.4 related to increased valuation allowances recorded against certain foreign deferred income tax assets.
For the nine months ended September 26, 2015, we recorded an income tax provision of $38.3 on $103.9 of pre-tax income, resulting in an effective rate of 36.9%. This compares to an income tax provision for the nine months ended September 27, 2014 of $65.4 on $179.1 of pre-tax income, resulting in an effective rate of 36.5%. The effective tax rate for the first nine months of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected annual pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized, partially offset by tax benefits of $2.0 related to foreign exchange losses recognized for income tax purposes with respect to a foreign branch. During the nine months ended September 27, 2014, our income tax provision was impacted by tax charges of $18.4 resulting from increases in valuation allowances recorded against certain foreign deferred income tax assets.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated and combined financial statements and related notes.
Food and Beverage

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$210.1	$246.6	(14.8)	$664.2	$722.3	(8.0)
Income	27.2	27.8	(2.2)	80.2	67.6	18.6
% of revenues	12.9%	11.3%		12.1%	9.4%
Components of revenue decline:
Organic growth (decline)			(5.7)			2.0
Foreign currency			(9.1)			(10.0)
Net revenue decline			(14.8)			(8.0)
Revenues - For the three months ended September 26, 2015, the decrease in revenues, compared to the respective 2014 period, was due to the strengthening of the U.S. dollar during the period against various foreign currencies as well as a decrease in organic revenue due primarily to reduced sales of component parts in North America.
For the nine months ended September 26, 2015, the decrease in revenues, compared to the respective 2014 period, was due to the strengthening of the U.S. dollar during the period against various foreign currencies, partially offset by an increase in organic revenue. The increase in organic revenue was due primarily to higher sales of systems in Europe and Asia Pacific, partially offset by reduced sales of component parts in North America as noted above.
Income - For the three months ended September 26, 2015, income decreased, compared to the respective period in 2014, primarily due to the revenue decline noted above. The increase in margin, compared to the respective period in 2014, was primarily attributable to improved operational execution on large systems projects and cost reduction initiatives.
For the nine months ended September 26, 2015, income and margin increased, compared to the respective period in 2014, primarily as a result of improved operational execution on large systems projects and the organic revenue growth noted above.
Backlog - The segment had backlog of $383.3 and $463.5 as of September 26, 2015 and September 27, 2014, respectively. Of the $80.2 year-over-year decline in backlog, $52.0 was attributable to the impact of a stronger U.S. dollar as of September 26, 2015, as compared to September 27, 2014, and $28.2 was attributable to an organic decline.

Power and Energy

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$184.7	$231.0	(20.0)	$533.0	$704.1	(24.3)
Income	27.2	47.4	(42.6)	68.7	116.0	(40.8)
% of revenues	14.7%	20.5%		12.9%	16.5%
Components of revenue decline:
Organic decline			(13.2)			(17.7)
Foreign currency			(6.8)			(6.6)
Net revenue decline			(20.0)			(24.3)
Revenues - For the three and nine months ended September 26, 2015, the decrease in revenues, compared to the respective periods in 2014, was due to the decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decline in organic revenue was due primarily to lower sales of power and energy pumps, largely reflecting the impact of lower oil prices.
Income - For the three and nine months ended September 26, 2015, income and margin decreased, compared to the respective periods in 2014, primarily due to the decline in revenue mentioned above. These declines in income and margin were offset partially by the effects of cost reductions associated with restructuring initiatives implemented during 2014 within the segment's Clyde Union business.
Backlog - The segment had backlog of $449.5 and $515.1 as of September 26, 2015 and September 27, 2014, respectively. Of the $65.6 year-over-year decline in backlog, $32.5 was attributable to the impact of a stronger U.S. dollar as of September 26, 2015, as compared to September 27, 2014, and $33.1 was attributable to an organic decline, due primarily to the impact of lower oil prices mentioned above.
Industrial

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Revenues	$194.7	$203.9	(4.5)	$578.6	$620.7	(6.8)
Income	27.2	29.8	(8.7)	80.3	91.7	(12.4)
% of revenues	14.0%	14.6%		13.9%	14.8%
Components of revenue decline:
Organic growth			3.2			0.6
Foreign currency			(7.7)			(7.4)
Net revenue decline			(4.5)			(6.8)
Revenues - For the three months ended September 26, 2015, the decrease in revenues, compared to the respective 2014 period, was due to the strengthening of the U.S. dollar against various foreign currencies, partially offset by an increase in organic revenue. The organic revenue growth was primarily due to increased sales in Asia Pacific and of industrial pumps and mixers, partially offset by declines in sales of hydraulic tools and equipment, heat exchangers and dehydration equipment.
For the nine months ended September 26, 2015, the decrease in revenues, compared to the respective 2014 period, was due to the strengthening of the U.S. dollar against various foreign currencies, partially offset by an increase in organic revenue. The organic revenue growth was primarily due to increased sales of industrial pumps, partially offset by lower sales of hydraulic tools and equipment.

 Income - For the three and nine months ended September 26, 2015, income and margin decreased, compared to the respective 2014 periods, primarily due to the revenue declines noted above and lower sales of generally higher margin hydraulic tools and equipment, which were impacted by a decline of activity in oil and gas markets.
 Backlog - The segment had backlog of $195.6 and $236.4 as of September 26, 2015 and September 27, 2014, respectively. Of the $40.8 year-over-year decline in backlog, $20.9 was attributable to the impact of a stronger U.S. dollar as of September 26, 2015, as compared to September 27, 2014, and $19.9 was attributable to an organic decline.
CORPORATE AND OTHER EXPENSES

	Three months ended			Nine months ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Total consolidated and combined revenues	$589.5	$681.5	(13.5)	$1,775.8	$2,047.1	(13.3)
Corporate expense	11.5	13.3	(13.5)	36.1	43.2	(16.4)
% of revenues	2.0%	2.0%		2.0%	2.1%
Stock-based compensation expense	4.9	2.7	81.5	20.4	17.3	17.9
Pension and postretirement expense	9.0	1.9	*	11.0	7.6	44.7
___________________________________
*Not meaningful for comparison purposes.
Corporate Expense - Corporate expense includes allocations of general corporate expenses from SPX that generally relate to the cost of corporate functions and/or resources provided by SPX. See Note 1 to our condensed consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs.
The decrease in corporate expense for the three and nine months ended September 26, 2015, compared to the respective periods in 2014, was primarily due to a decline in incentive compensation expense associated with lower profitability in 2015, compared to 2014.
Stock-based Compensation Expense - For the three and nine months ended September 26, 2015 and September 27, 2014, stock-based compensation as presented herein represents the cost associated with the eligible employees of the Company, as well as an allocation of a portion of the costs associated with the eligible corporate employees of SPX, who participated in SPX-sponsored stock compensation plans. See Note 1 to our condensed consolidated and combined financial statements for further details on our methodology for determining SPX FLOW's allocated portion of SPX corporate-related costs.
In addition, during the three and nine months ended September 26, 2015, we recognized compensation cost of $1.2 related to the increase in fair value of certain stock-based compensation awards for employees, none of whom were named executive officers, as a result of a modification of those awards which was approved during the period and became effective upon completion of the Spin-Off.
See Note 11 to our condensed consolidated and combined financial statements for further details on the modification of stock-based compensation awards as well as the conversion of SPX-sponsored awards to SPX FLOW-sponsored awards that occurred in connection with the Spin-Off.
Pension and Postretirement Expense - SPX sponsors a number of pension and postretirement plans. In addition, we also sponsor pension and postretirement plans. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.
Pension and postretirement expense, as presented herein, represents net periodic benefit expense associated with the plans we sponsor as well as an allocation of a portion of the net periodic benefit expense associated with the plans sponsored by SPX. See Note 1 to our condensed consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs.

In connection with the Spin-Off, we assumed certain domestic nonqualified pension obligations from SPX and formed a new nonqualified plan, resulting in the remeasurement of such obligations as of September 26, 2015 and recognition of an actuarial loss of $7.4 during the three and nine months ended September 26, 2015.
During the first quarter of 2014, an actuarial loss was recorded by SPX in connection with a lump-sum payment action related to one of its U.S. pension plans. Our allocated share of the actuarial loss, as reflected in our condensed combined financial statements for the nine months ended September 27, 2014, was $1.7.
See Note 8 to our condensed consolidated and combined financial statements for further details on SPX’s and our pension and postretirement plans.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the nine months ended September 26, 2015 and September 27, 2014.
Cash Flow

	Nine months ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities	$56.6	$201.2
Cash flows used in investing activities	(38.3)	(19.7)
Cash flows used in financing activities	(12.4)	(201.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(15.4)	(4.2)
Net change in cash and equivalents	$(9.5)	$(24.3)
Operating Activities - During the nine months ended September 26, 2015, the decrease in cash flows from operating activities, compared to the same period in 2014, was primarily attributable to (i) a decline in segment profitability and (ii) the timing of cash receipts on certain large projects.
Investing Activities - During the nine months ended September 26, 2015, cash flows used in investing activities were comprised primarily of capital expenditures of $43.1 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $5.3. Cash flows used in investing activities during the comparable period in 2014 were comprised primarily of capital expenditures of $26.3 associated generally with upgrades of manufacturing facilities and replacement of equipment, partially offset by proceeds from asset sales and other of $7.3.
Financing Activities - During the nine months ended September 26, 2015, cash flows used in financing activities related primarily to net transfers to SPX of $453.9, repayments of related party notes payable of $5.4, and payments of financing fees of $6.2, partially offset by borrowings under our senior credit facilities of $455.0. Cash flows used in financing activities during the comparable period in 2014 related primarily to net transfers to SPX of $195.4 and repayments of related party notes payable of $6.7.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The decrease in cash and equivalents due to foreign currency exchange rates of $15.4 and $4.2 in the nine months ended September 26, 2015 and September 27, 2014, respectively, reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against various foreign currencies in 2015 and against primarily the Euro and Chinese Yuan in 2014.

Borrowings and Availability
Borrowings —Debt (other than related party notes payable, discussed further in Note 15 of our condensed consolidated and combined financial statements) at September 26, 2015 and December 31, 2014 comprised the following:

	September 26, 2015	December 31, 2014
Domestic revolving loan facility	$55.0	$—
Term loan(1)	400.0	—
6.875% senior notes, due in August 2017	600.0	—
Other indebtedness(2)	22.9	18.0
Total debt	1,077.9	18.0
Less: short-term debt	67.5	6.0
Less: current maturities of long-term debt	5.7	1.7
Total long-term debt	$1,004.7	$10.3

(1)	The term loan of $400.0 is repayable in quarterly installments of 5.0% annually, beginning with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $10.4 and $12.0 and balances under a purchase card program of $8.5 and $0 as of September 26, 2015 and December 31, 2014, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

Senior Credit Facilities
On September 1, 2015, we entered into senior credit facilities with a syndicate of lenders that provides for committed senior secured financing in the aggregate amount of $1.35 billion, consisting of the following, each with a final maturity of September 24, 2020:

•	A term loan facility in an aggregate principal amount of $400.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $250.0;

•
A global revolving credit facility, available for loans (and performance letters of credit and guarantees up to the equivalent of $100.0) in Euros, Great Britain Pound and other currencies, in an aggregate principal amount up to the equivalent of $200.0;

•	A participation multi-currency foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $250.0; and

•	A bilateral multi-currency foreign credit instrument facility, available for performance letters of credit and guarantees, in an aggregate principal amount up to the equivalent of $250.0.
Refer to Note 9 for further information on our borrowings as of September 26, 2015.
Availability
As of September 26, 2015, we had $385.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $55.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit, and $50.0 of available borrowing capacity under our trade receivables financing arrangement. In addition, as of September 26, 2015, we had $200.7 of available issuance capacity under our foreign trade facilities after giving effect to $299.3 reserved for outstanding letters of credit.

Financial Instruments
We measure our financial assets and liabilities on a recurring basis, and nonfinancial assets and liabilities on a non-recurring basis, at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize market data or assumptions that we believe market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2) or significant unobservable inputs (Level 3).
Our derivative financial assets and liabilities include foreign currency ("FX") forward contracts and FX embedded derivatives measured at fair value using observable market inputs such as forward rates, interest rates, our own credit risk and our counterparties' credit risks. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments active.
As of September 26, 2015, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 10). Our principal currency exposures relate to the Euro, Chinese Yuan and Great Britain Pound.
We had FX forward contracts with an aggregate notional amount of $64.9 and $84.4 outstanding as of September 26, 2015 and December 31, 2014, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $39.6 and $53.4 at September 26, 2015 and December 31, 2014, respectively, with scheduled maturities of $37.6, $1.5 and $0.5 within one, two, and three years, respectively. The unrealized loss, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts was $0.1 as of September 26, 2015, while such amount was less than $0.1 as of December 31, 2014. The net gains (losses) recorded in "Other income (expense), net" related to foreign currency gains (losses) totaled $(0.1) and $0.1 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $0.1 and $(1.7), respectively, for the nine months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.4 (asset) and $0.6 (liability) at September 26, 2015 and December 31, 2014, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables (excluding related party notes receivable) reported in our condensed consolidated and combined balance sheets approximate fair value due to the short-term nature of those instruments. As of December 31, 2014, the aggregate estimated fair value of our related party notes receivable was approximately $758.0, compared to the aggregate carrying value of $707.1. There were no related party notes receivable outstanding as of September 26, 2015.
The fair value of our debt instruments (excluding capital leases), based on borrowing rates available to us at September 26, 2015 for similar debt, was $1,102.8, compared to our carrying value of $1,067.5. There were no related party notes payable outstanding as of September 26, 2015.
As of December 31, 2014, the fair value of our debt instruments (excluding capital leases and related party notes payable), based on borrowing rates available to us at December 31, 2014 for similar debt, was $6.0, compared to our carrying value of $6.0. The aggregate estimated fair value of our related party notes payable was approximately $1,127.0, compared to the aggregate carrying value of $1,003.1.

Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, and FX forward contracts. These financial instruments, other than trade accounts receivable, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
We maintain cash levels in bank accounts that, at times, may exceed federally-insured limits. We have not experienced, and believe we are not exposed to significant risk of, loss in these accounts.
We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. We anticipate that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.
Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that to our knowledge are under common control, accounted for more than 10% of our revenues for any period presented.
Other Matters
Contractual Obligations - The following material changes in the amounts of our contractual obligations have occurred as compared to those disclosed in our Registration Statement on Form 10:

•
In September 2015, and as discussed in Note 9, we entered into senior credit facilities with a syndicate of lenders under which we had (i) a $400.0 term loan balance outstanding with current maturities of $5.0, and (ii) domestic revolving loans of $55.0, classified as a current maturity of long-term debt, in our accompanying consolidated balance sheet as of September 26, 2015;

•
In September 2015, and as discussed in Note 9, we entered into an indenture and issued substitute global notes in connection with our substitution for SPX as the obligor of $600.0 aggregate principal amount of 6.875% senior notes. These notes mature in August 2017;

•
During the nine months ended September 26, 2015, all related party notes payable which were outstanding as of December 31, 2014 were extinguished by way of capital contributions. As a result, these related party notes payable ($1,003.1 aggregate carrying value as of December 31, 2014) and their related interest payments ($609.0 aggregate contractual obligation as of December 31, 2014) no longer remain our contractual obligations as of September 26, 2015; and

•
In September 2015, and as discussed in Note 8, we assumed certain domestic nonqualified pension obligations from SPX and formed a new nonqualified plan. Accordingly, such amounts were not previously included in our contractual obligations. Direct benefit payments related to the plan total $105.6, with $22.9 due within one year, $42.1 due in 1-3 years, $6.7 due in 3-5 years, and $33.9 due after 5 years.

Our total net liabilities for unrecognized tax benefits including interest were $15.7 as of September 26, 2015. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by less than $1.0.
Contingencies and Other Matters - We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
We are subject to domestic and international environmental protection laws and regulations with respect to our business operations and are operating in compliance with, or taking action aimed at ensuring compliance with, these laws and regulations. None of our compliance obligations with environmental protection laws and regulations, individually or in the aggregate, is expected to have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Use of Estimates
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations, and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our 2014 annual combined financial statements included in our Registration Statement on Form 10. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our 2014 annual combined financial statements in our Registration Statement on Form 10.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and Great Britain Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper and oil. See Note 10 to our condensed consolidated and combined financial statements for further details.
The following table provides information, as of September 26, 2015, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through Third Quarter of
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
6.875% senior notes	$—	$600.0	$—	$—	$—	$—	$600.0	$635.3
Average interest rate							6.875%
Term loan	5.0	20.0	20.0	20.0	335.0	—	400.0	400.0
Average interest rate							1.946%
Domestic revolving loan facility	55.0	—	—	—	—	—	55.0	55.0
Average interest rate							4.000%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments, other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $64.9 outstanding as of September 26, 2015, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $39.6 outstanding as of September 26, 2015, with scheduled maturities of $37.6, $1.5 and $0.5 within one, two and three years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $1.6 (gross assets) and $1.2 (gross liabilities) as of September 26, 2015.

ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of September 26, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2015.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 26, 2015 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated and combined financial statements, specifically Note 12, “Litigation and Contingent Liabilities”, included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our Registration Statement on Form 10, in the section entitled "Risk Factors" beginning on page 18 of the Information Statement included within that Registration Statement on Form 10, which could materially affect our business, financial condition or future results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 6. Exhibits

2.1
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
3.2	Certificate of Change of Registered Agent and/or Registered Office, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 26, 2015 (file no. 1-37393).
3.3	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
4.1
Third Supplemental Indenture, dated as of September 22, 2015, by and between SPX FLOW, Inc. and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 10, 2010, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

4.2
Fourth Supplemental Indenture, dated as of September 24, 2015, by and among SPX FLOW, Inc., the Guarantors (as defined herein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 10, 2010, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.1
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.2
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.3
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.4
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.5*	SPX FLOW Stock Compensation Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.9*	SPX FLOW Executive Annual Bonus Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.13*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*	Form of Assignment and Assumption of and Amendment to Employment Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.15*
Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.16
Credit Agreement, dated as of September 1, 2015, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders party thereto, incorporated by reference from Exhibit 10.42 to the Amendment No. 3 to the Company’s Form 10 filed on September 8, 2015 (file no. 1-37393).

10.17*	Form of SPX FLOW Confidentiality and Non-Competition Agreement.
10.18*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan.
11.1	Statement regarding computation of earnings per share. See condensed consolidated and combined statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended September 26, 2015, formatted in XBRL, including: (i) Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014; (ii) Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2015 and September 27, 2014; (iii) Condensed Consolidated and Combined Balance Sheets as of September 26, 2015 and December 31, 2014; (iv) Condensed Consolidated and Combined Statements of Equity for the nine months ended September 26, 2015 and September 27, 2014; (v) Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014; and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX FLOW, Inc.
(Registrant)

Date: November 3, 2015	By	/s/ Christopher J. Kearney
President and Chief Executive Officer

Date: November 3, 2015	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

2.1
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
3.2	Certificate of Change of Registered Agent and/or Registered Office, incorporated by reference from the Company’s Current Report on Form 8-K filed on October 26, 2015 (file no. 1-37393).
3.3	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
4.1
Third Supplemental Indenture, dated as of September 22, 2015, by and between SPX FLOW, Inc. and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 10, 2010, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

4.2
Fourth Supplemental Indenture, dated as of September 24, 2015, by and among SPX FLOW, Inc., the Guarantors (as defined herein) and U.S. Bank National Association, as Trustee, to the Indenture dated as of August 10, 2010, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.1
Transition Services Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.2
Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.3
Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.4
Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.5*	SPX FLOW Stock Compensation Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.9*	SPX FLOW Executive Annual Bonus Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.13*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*	Form of Assignment and Assumption of and Amendment to Employment Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.15*
Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.16
Credit Agreement, dated as of September 1, 2015, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders party thereto, incorporated by reference from Exhibit 10.42 to the Amendment No. 3 to the Company’s Form 10 filed on September 8, 2015 (file no. 1-37393).

10.17*	Form of SPX FLOW Confidentiality and Non-Competition Agreement.
10.18*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan.
11.1	Statement regarding computation of earnings per share. See condensed consolidated and combined statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended September 26, 2015, formatted in XBRL, including: (i) Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 26, 2015 and September 27, 2014; (ii) Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three and nine months ended September 26, 2015 and September 27, 2014; (iii) Condensed Consolidated and Combined Balance Sheets as of September 26, 2015 and December 31, 2014; (iv) Condensed Consolidated and Combined Statements of Equity for the nine months ended September 26, 2015 and September 27, 2014; (v) Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014; and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.