Form 10-Q
period 2016-04-02
SPX FLOW, Inc.
filed 2016-05-04
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of April 29, 2016 were 41,689,222.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated and Combined Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 2, 2016	March 28, 2015
Revenues	$505.0	$571.2
Costs and expenses:
Cost of products sold	345.8	382.9
Selling, general and administrative	134.4	142.9
Intangible amortization	5.7	6.0
Special charges, net	41.0	3.8
Operating income (loss)	(21.9)	35.6

Other income (expense), net	(2.5)	6.1
Related party interest expense, net	—	(7.3)
Other interest expense, net	(14.4)	(0.3)
Income (loss) before income taxes	(38.8)	34.1
Income tax benefit (provision)	6.7	(11.0)
Net income (loss)	(32.1)	23.1
Less: Net loss attributable to noncontrolling interests	(1.0)	(0.3)
Net income (loss) attributable to SPX FLOW, Inc.	$(31.1)	$23.4

Basic income (loss) per share of common stock	$(0.75)	$0.57
Diluted income (loss) per share of common stock	$(0.75)	$0.57

Weighted-average number of common shares outstanding — basic	41.232	40.809
Weighted-average number of common shares outstanding — diluted	41.232	40.932
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in millions)

	Three months ended
	April 2, 2016	March 28, 2015
Net income (loss)	$(32.1)	$23.1
Other comprehensive income (loss), net:
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.1 for the three months ended March 28, 2015	—	(0.2)
Foreign currency translation adjustments	12.2	(121.1)
Other comprehensive income (loss), net	12.2	(121.3)
Total comprehensive loss	(19.9)	(98.2)
Less: Total comprehensive loss attributable to noncontrolling interests	(0.9)	(1.1)
Total comprehensive loss attributable to SPX FLOW, Inc.	$(19.0)	$(97.1)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$220.4	$295.9
Accounts receivable, net	502.9	483.9
Inventories, net	331.0	305.2
Other current assets	72.7	72.4
Total current assets	1,127.0	1,157.4
Property, plant and equipment:
Land	38.0	37.7
Buildings and leasehold improvements	226.0	224.9
Machinery and equipment	480.5	483.9
	744.5	746.5
Accumulated depreciation	(323.9)	(314.1)
Property, plant and equipment, net	420.6	432.4
Goodwill	1,033.2	1,023.4
Intangibles, net	581.1	579.4
Other assets	115.3	111.6
TOTAL ASSETS	$3,277.2	$3,304.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$219.1	$227.1
Accrued expenses	463.6	467.3
Income taxes payable	24.3	31.7
Short-term debt	38.4	28.0
Current maturities of long-term debt	15.5	10.3
Total current liabilities	760.9	764.4
Long-term debt	989.3	993.8
Deferred and other income taxes	141.1	142.0
Other long-term liabilities	133.4	133.4
Total long-term liabilities	1,263.8	1,269.2
Commitments and contingent liabilities (Note 12)

Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 41,805,142 issued and 41,665,652 outstanding at April 2, 2016, and 41,429,014 issued and 41,386,740 outstanding at December 31, 2015	0.4	0.4
Paid-in capital	1,627.3	1,621.7
Retained earnings (accumulated deficit)	(10.0)	21.1
Accumulated other comprehensive loss	(370.6)	(382.7)
Common stock in treasury (139,490 shares at April 2, 2016, and 42,274 shares at December 31, 2015)	(4.0)	(1.4)
Total SPX FLOW, Inc. shareholders' equity	1,243.1	1,259.1
Noncontrolling interests	9.4	11.5
Total equity	1,252.5	1,270.6
TOTAL LIABILITIES AND EQUITY	$3,277.2	$3,304.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended April 2, 2016
	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net loss	—	—	—	(31.1)	—	—	(31.1)	(1.0)	(32.1)
Other comprehensive income, net	—	—	—	—	12.1	—	12.1	0.1	12.2
Incentive plan activity	0.1	—	1.9	—	—	—	1.9	—	1.9
Stock-based compensation expense	—	—	6.9	—	—	—	6.9	—	6.9
Restricted stock and restricted stock unit vesting, including related tax provision of $3.0 and net of tax withholdings	0.2	—	(3.2)	—	—	(2.6)	(5.8)	—	(5.8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at April 2, 2016	41.7	$0.4	$1,627.3	$(10.0)	$(370.6)	$(4.0)	$1,243.1	$9.4	$1,252.5

	Three months ended March 28, 2015
	Former Parent Company Investment	Accumulated Other Comprehensive Loss	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2,144.6	$(219.2)	$1,925.4	$13.4	$1,938.8
Net income (loss)	23.4	—	23.4	(0.3)	23.1
Other comprehensive loss, net	—	(120.5)	(120.5)	(0.8)	(121.3)
Net transfers from parent	45.9	—	45.9	—	45.9
Dividends attributable to noncontrolling interests	—	—	—	(0.5)	(0.5)
Balance at March 28, 2015	$2,213.9	$(339.7)	$1,874.2	$11.8	$1,886.0

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 2, 2016	March 28, 2015
Cash flows from (used in) operating activities:
Net income (loss)	$(32.1)	$23.1
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges, net	41.0	3.8
Deferred income taxes	(13.8)	(2.9)
Depreciation and amortization	17.1	14.6
Stock-based compensation	6.9	—
Pension and other employee benefits	2.9	0.8
Gain on asset sales and other, net	(1.3)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	(10.3)	(36.9)
Inventories	(21.5)	(6.9)
Accounts payable, accrued expenses and other	(50.7)	7.3
Cash spending on restructuring actions	(6.5)	(2.7)
Net cash from (used in) operating activities	(68.3)	0.2
Cash flows used in investing activities:
Proceeds from asset sales and other, net	2.0	—
Increase in restricted cash	(0.2)	(0.1)
Capital expenditures	(16.5)	(11.6)
Net cash used in investing activities	(14.7)	(11.7)
Cash flows from financing activities:
Borrowings under senior credit facilities	7.0	—
Repayments of senior credit facilities	(5.0)	—
Borrowings under trade receivables financing arrangement	22.0	—
Repayments of trade receivables financing arrangement	(13.0)	—
Borrowings under other financing arrangements	1.1	0.1
Repayments of other financing arrangements	(1.8)	(0.7)
Minimum withholdings paid on behalf of employees for net share settlements, net	(2.8)	—
Dividends paid to noncontrolling interests in subsidiary	(1.2)	(0.5)
Change in former parent company investment	—	10.9
Net cash from financing activities	6.3	9.8
Change in cash and equivalents due to changes in foreign currency exchange rates	1.2	(7.2)
Net change in cash and equivalents	(75.5)	(8.9)
Consolidated and combined cash and equivalents, beginning of period	295.9	216.6
Consolidated and combined cash and equivalents, end of period	$220.4	$207.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments and were wholly-owned by SPX Corporation (the “former Parent”) until September 26, 2015, at which time the former Parent distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the “Spin-Off”).
Basis of Presentation
We prepared the condensed consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In our opinion, these financial statements include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation.
Our condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015, and financial activity presented in the condensed consolidated statements of operations, comprehensive loss, equity and cash flows for the three months ended April 2, 2016, consist of the consolidated balances of SPX FLOW as an independent, publicly traded company as of and during the periods then ended. The basis of presentation for periods prior to the Spin-Off is discussed below. These financial statements, including the periods presented prior to the Spin-Off, have been prepared in conformity with GAAP, and the unaudited information included herein should be read in conjunction with our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
As discussed further in Note 3, segment results and corporate expense for the three months ended March 28, 2015 have been recast to (i) reflect the reclassification of certain product line results in order to more precisely present our results by reportable segment, (ii) include stock-based compensation costs associated with segment employees in segment income, and (iii) include stock-based compensation costs associated with corporate employees in corporate expense.

Certain operating cash flow amounts in the accompanying condensed combined statement of cash flows for the three months ended March 28, 2015 have been reclassified to conform to the current year presentation.
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates and interim results are not necessarily indicative of full year results. The condensed consolidated and combined financial statements may not be indicative of the Company’s future performance.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2, and October 1, compared to the respective March 28, June 27, and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five less days in the fourth quarter of 2016 than in the respective 2015 periods.
Basis of Presentation Prior to the Spin-Off
Our condensed combined statements of operations, comprehensive loss, equity and cash flows for the three months ended March 28, 2015, were prepared on a “carve out” basis and were derived from the condensed consolidated financial statements and accounting records of the former Parent for the historical periods presented. These condensed combined statements do not necessarily reflect what the results of operations, financial position, and cash flows would have been had SPX FLOW operated as an independent company for the historical period reported.
The condensed combined statement of operations for the three months ended March 28, 2015 included costs for certain centralized functions and programs provided and/or administered by the former Parent that were charged directly to the former Parent’s business units, including business units of SPX FLOW. These centralized functions and programs included, but were not limited to, information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. During the three months ended March 28, 2015, $26.0 of such costs

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

were directly charged to the Company's business units and were included in selling, general and administrative expenses in the accompanying condensed combined statement of operations.
For purposes of preparing these condensed combined statements of operations, comprehensive loss, equity and cash flows for the three months ended March 28, 2015, a portion of the former Parent’s total corporate expenses were allocated to SPX FLOW. These expense allocations included the cost of corporate functions and/or resources provided by the former Parent which included, but were not limited to, executive management, finance and accounting, legal, and human resources support, and the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China, as well as related benefit costs associated with such functions, such as pension and postretirement benefits and stock-based compensation. During the three months ended March 28, 2015, the Company was allocated $23.8 of such general corporate and related benefit costs, which were primarily included within selling, general and administrative expenses in the condensed combined statement of operations.
A detailed description of the methodology used to allocate corporate-related costs is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, and as amended in March and April 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.
In April 2015, the FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard was adopted in the first quarter of 2016 and was applied retrospectively. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.
In January 2016, the FASB issued an amendment to existing guidance which revises entities’ accounting related to: (i) the classification and measurement of investments in equity securities, and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The amendment also changes certain disclosure requirements associated with the fair value of financial instruments. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and requires a modified retrospective approach to adoption. Early adoption is only permitted for a provision related to instrument-specific credit risk. We are currently evaluating the effect that this amendment will have on our condensed consolidated financial statements.
In February 2016, the FASB issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases with terms that exceed twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.
In March 2016, the FASB issued an amendment to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendment is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective or modified retrospective basis. The impact of the adoption of this amendment on our condensed consolidated financial statements will be based on any future events that impact our hedging relationships.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016. We plan on adopting this amendment at that time and are currently evaluating its effect on our condensed consolidated financial statements.
(3)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We are a global supplier of highly specialized, engineered solutions with operations in over 35 countries and sales in over 150 countries around the world.  Many of our solutions play a role in helping to meet global demand for processed foods and beverages and power and energy, particularly in emerging markets.
Beginning January 2016, we changed our internal reporting structure to more precisely present reportable segment revenue and income in certain countries where we conduct business across multiple end markets. As a result of these structural enhancements, certain product line results have been reclassified between reportable segments. Additionally, we changed our measurement of segment income to include stock-based compensation costs associated with segment employees, while stock-based compensation for corporate employees is now reported as a component of corporate expense. These changes in reportable segment revenue and income, as well as in our measurement of segment profitability, are consistent with how our chief operating decision maker ("CODM"), beginning in 2016, assesses operating performance and allocates resources.
Segment results and corporate expense have been recast for all periods presented to reflect these changes.
We have three reportable segments: Food and Beverage, Power and Energy, and Industrial. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement expense and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our CODM evaluates the results of each segment.
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
Power and Energy
The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells, and in pipeline applications. The underlying driver of this segment includes demand for power and energy. Key products for the segment include pumps, valves and related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty, and Vokes.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China for the period subsequent to the Spin-Off, and includes allocations of the cost of corporate functions and/or resources provided by the former Parent prior to the Spin-Off. A detailed description of the methodology used to allocate

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

corporate-related costs prior to the Spin-Off can be found in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
Financial data for our reportable segments for the three months ended April 2, 2016 and March 28, 2015 were as follows:

	Three months ended
	April 2, 2016	March 28, 2015
Revenues(1):
Food and Beverage	$184.8	$210.1
Power and Energy	149.7	173.4
Industrial	170.5	187.7
Total revenues	$505.0	$571.2

Income:
Food and Beverage	$17.4	$22.4
Power and Energy	2.2	16.0
Industrial	19.4	25.8
Total income for reportable segments	39.0	64.2

Corporate expense	18.9	23.8
Pension and postretirement expense	1.0	1.0
Special charges, net	41.0	3.8
Consolidated and combined operating income (loss)	$(21.9)	$35.6

(1)
We recognized revenues under the percentage-of-completion method of $99.0 and $114.0 in the three months ended April 2, 2016 and March 28, 2015, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage-of-completion method were $108.9 and $87.4 as of April 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $52.5 and $52.9 as of April 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(4)     SPECIAL CHARGES, NET
Special charges, net, for the three months ended April 2, 2016 and March 28, 2015 were as follows:

	Three months ended
	April 2, 2016	March 28, 2015
Food and Beverage	$8.8	$2.4
Power and Energy	10.7	(0.1)
Industrial	4.5	1.5
Other	17.0	—
Total	$41.0	$3.8
Global Realignment Program
As disclosed in our 2015 Annual Report on Form 10-K, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges for the three months ended April 2, 2016 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Special Charges, Net, By Reportable Segment
Food and Beverage — Charges for the three months ended April 2, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, and (ii) various other restructuring initiatives in Europe and the U.S. Charges for the three months ended March 28, 2015 related primarily to severance and other costs associated with (i) the consolidation of facilities in Europe and (ii) a restructuring initiative in South America.
Power and Energy — Charges for the three months ended April 2, 2016 related primarily to severance and other costs associated with the global realignment program in the U.K., France, Germany and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which has resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. The credit for the three months ended March 28, 2015 related primarily to a revision of the accruals for certain 2014 restructuring initiatives.
Industrial — Charges for the three months ended April 2, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other North American facilities, and (ii) various other global restructuring initiatives. Charges for the three months ended March 28, 2015 related primarily to severance and other costs associated with (i) the continued reorganization of the Johnson Pump management structure in Europe and (ii) a reorganization of the commercial and operational structure of our plate heat exchanger business in Europe.
Other — Charges for the three months ended April 2, 2016 related primarily to corporate asset impairment charges of $12.0, as well as severance and other related costs associated with the global realignment program. Asset impairment charges resulted primarily from management’s decision during the first quarter of 2016 to market certain corporate assets for sale. Those assets, which had an estimated fair value of $27.0 at April 2, 2016, were marketed for sale beginning in the second quarter.
Expected charges still to be incurred under actions approved as of April 2, 2016 were approximately $2.7.
The following is an analysis of our restructuring liabilities for the three months ended April 2, 2016 and March 28, 2015:

	Three months ended
	April 2, 2016	March 28, 2015
Balance at beginning of year	$32.9	$9.2
Special charges(1)	29.0	3.7
Utilization — cash	(6.5)	(2.7)
Currency translation adjustment and other	1.0	(0.6)
Balance at end of period	$56.4	$9.6

(1)
Amounts that impacted special charges but not the restructuring liabilities included $12.0 of asset impairment charges during the three months ended April 2, 2016, and $0.1 of non-cash charges allocated from the former Parent during the three months ended March 28, 2015.

(5)    INVENTORIES, NET
Inventories at April 2, 2016 and December 31, 2015 comprised the following:

	April 2, 2016	December 31, 2015
Finished goods	$84.8	$87.5
Work in process	103.1	88.8
Raw materials and purchased parts	149.4	135.2
Total FIFO cost	337.3	311.5
Excess of FIFO cost over LIFO inventory value	(6.3)	(6.3)
Total inventories	$331.0	$305.2

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 5% of total inventory at April 2, 2016 and December 31, 2015. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 2, 2016 were as follows:

	December 31, 2015	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other(1)	April 2, 2016
Food and Beverage	$269.9	$—	$—	$1.2	$271.1
Power and Energy	538.9	—	—	(4.6)	534.3
Industrial(2)	214.6	—	—	13.2	227.8
Total	$1,023.4	$—	$—	$9.8	$1,033.2

(1)
In connection with our recasting of reportable segment results in January 2016, as discussed further in Note 3, we performed a re-allocation of reportable segment goodwill during the first quarter of 2016. This re-allocation resulted in the following changes in goodwill by reportable segment: Food and Beverage goodwill reduction of $5.6, Power and Energy goodwill reduction of $4.0, and Industrial goodwill increase of $9.6.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of April 2, 2016 and December 31, 2015.
As of the first day of our fiscal fourth quarter of 2015, we performed our annual goodwill impairment test, which indicated the estimated fair value of our Power and Energy reporting unit exceeded its carrying value by approximately 10%. The estimated fair value of each of our other reporting units significantly exceeded its respective book value.
Over the course of the fourth quarter of 2015, global oil prices continued to decline, resulting in delayed customer order patterns.  Based on these slower order rates at the end of the fourth quarter, we lowered the 2016 forecasted revenue and profitability of our Power and Energy segment. The combination of adverse market conditions, lower order trends, and resultant impact to our 2016 forecast subsequent to our annual goodwill impairment test led management to conclude an interim impairment test of our Power and Energy reporting unit was necessary as of December 31, 2015.
The results of our interim goodwill impairment test conducted as of December 31, 2015 indicated the estimated fair value of the Power and Energy reporting unit exceeded its carrying value by approximately 3%, while the carrying value of the Power and Energy segment goodwill was $538.9 as of December 31, 2015. A change in any of the assumptions used in testing Power and Energy's goodwill for impairment at December 31, 2015 (e.g., projected revenue, order trends and profit growth rates, executed cost savings through the global realignment program, current and forward oil and gas industry EBITDA multiples, discount rate, expected control premium, etc.) could have resulted in Power and Energy's estimated fair value being less than the carrying value of its net assets.  For example, a one-hundred basis point increase in the discount rate used in determining Power and Energy's discounted cash flows would have resulted in Power and Energy's fair value being approximately $50 lower than the carrying value of its net assets as of December 31, 2015.
During the first quarter of 2016, we assessed the reasonableness of assumptions used in our 2015 interim goodwill impairment test relative to results of operations during the first quarter of 2016 as well as current forecasts and oil and gas industry data to evaluate whether it was more likely than not that an interim goodwill impairment test as of April 2, 2016 was necessary. The results of our evaluation led us to conclude an interim impairment test of our Power and Energy reporting unit was not necessary as of April 2, 2016.
Adverse changes to or a failure to achieve these business plans, further deterioration of  macroeconomic conditions including oil returning to historical lows into the second half of 2016, and/or significant declines in industry multiples could result in a future impairment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Other Intangibles, Net
Identifiable intangible assets were as follows:

	April 2, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$345.6	$(99.3)	$246.3	$344.0	$(94.1)	$249.9
Technology	129.5	(40.4)	89.1	122.1	(38.0)	84.1
Patents	6.6	(4.6)	2.0	6.7	(4.6)	2.1
Other	13.3	(10.5)	2.8	13.0	(10.3)	2.7
	495.0	(154.8)	340.2	485.8	(147.0)	338.8
Trademarks with indefinite lives	240.9	—	240.9	240.6	—	240.6
Total	$735.9	$(154.8)	$581.1	$726.4	$(147.0)	$579.4
At April 2, 2016, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $238.1 in Power and Energy, $65.0 in Food and Beverage, and $37.1 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $104.7 in Food and Beverage, $74.9 in Power and Energy, and $61.3 in Industrial.
No impairment charges were recorded during the three months ended April 2, 2016 or March 28, 2015. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the first quarter of 2016 related primarily to foreign currency translation.
(7)    WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Three months ended
	April 2, 2016	March 28, 2015
Balance at beginning of year	$14.8	$18.4
Provisions	2.6	2.6
Usage	(2.8)	(3.6)
Currency translation adjustment	0.1	(0.8)
Balance at end of period	14.7	16.6
Less: Current portion of warranty	14.0	15.6
Non-current portion of warranty	$0.7	$1.0
(8)    EMPLOYEE BENEFIT PLANS
Pension and postretirement expense includes net periodic benefit expense associated with defined benefit pension and postretirement plans we sponsor and, in 2015, an allocation of a portion of the net periodic benefit expense associated with defined benefit pension and postretirement plans sponsored by the former Parent.
Components of Net Periodic Pension and Postretirement Benefit Expense
The net periodic pension benefit expense for the foreign pension plans we sponsor was $0.5 and $0.7 for the three months ended April 2, 2016 and March 28, 2015, respectively, and was comprised primarily of service and interest costs. The net periodic benefit expense for the domestic pension and postretirement plans we sponsor was $0.5 and $0.1 for the three months ended April 2, 2016 and March 28, 2015, respectively, and was comprised of service and interest costs.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Net periodic benefit cost allocated to the Company related to the plans sponsored by the former Parent was $0.2 for the three months ended March 28, 2015.
Employer Contributions
During the three months ended April 2, 2016, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(9)    INDEBTEDNESS
Debt at April 2, 2016 and December 31, 2015 comprised the following:

	April 2, 2016	December 31, 2015
Domestic revolving loan facility	$2.0	$—
Term loan(1)	400.0	400.0
6.875% senior notes, due in August 2017	600.0	600.0
Trade receivables financing arrangement	9.0	—
Other indebtedness(2)	36.9	37.3
Less: deferred financing fees(3)	(4.7)	(5.2)
Total debt	1,043.2	1,032.1
Less: short-term debt	38.4	28.0
Less: current maturities of long-term debt	15.5	10.3
Total long-term debt	$989.3	$993.8

(1)	The term loan of $400.0 is repayable in quarterly installments of 5.0% annually, beginning with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $9.5 and $9.3 and balances under a purchase card program of $24.0 and $23.6 as of April 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.2% at April 2, 2016.
At April 2, 2016, we had $438.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $2.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit. At April 2, 2016, we also had $8.5 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $9.0. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at April 2, 2016, we had $222.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $277.4 reserved for outstanding letters of credit.
At April 2, 2016, in addition to the revolving lines of credit described above, we had approximately $5.8 of letters of credit outstanding under separate arrangements in China and India.
At April 2, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.

(10)    DERIVATIVE FINANCIAL INSTRUMENTS
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency ("FX") exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan and Great Britain Pound.
We had FX forward contracts with an aggregate notional amount of $36.1 and $44.7 outstanding as of April 2, 2016 and December 31, 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $29.1 and $31.6 at April 2, 2016 and December 31, 2015, respectively, with scheduled maturities of $28.6 and $0.5 within one and two years, respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of April 2, 2016 and December 31, 2015. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $(3.2) and $3.1 for the three months ended April 2, 2016 and March 28, 2015, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.4 and $2.0 (gross assets) and $0.8 and $1.5 (gross liabilities) at April 2, 2016 and December 31, 2015, respectively.
(11)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
Prior to the Spin-Off, SPX FLOW had no common shares outstanding. On September 26, 2015, 41.322 SPX FLOW common shares were distributed to the former Parent's shareholders in conjunction with the Spin-Off. For comparative purposes, basic shares outstanding reflect this amount in all periods presented prior to the Spin-Off.  For purposes of computing dilutive shares, unvested SPX FLOW awards at the Spin-Off date were assumed to have been issued and outstanding from January 1, 2015.  The resulting number of weighted-average dilutive shares has been used for the three months ended March 28, 2015. The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended
	April 2, 2016	March 28, 2015
Weighted-average shares outstanding, basic	41.232	40.809
Dilutive effect of share-based awards	—	0.123
Weighted-average shares outstanding, dilutive(1)	41.232	40.932

(1)
For the three months ended April 2, 2016, an aggregate of 0.861 unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the three months ended April 2, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.579. For the three months ended March 28, 2015, 0.479 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K) were not met. For the three months ended March 28, 2015, 0.396 of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.

Stock-Based Compensation
Prior to the Spin-Off, eligible employees of the Company participated in the former Parent’s share-based compensation plan pursuant to which they were granted share-based awards of the former Parent's stock. The former Parent’s share-based compensation plan includes awards for restricted stock shares, restricted stock units and stock options. Compensation expense for share-based awards recorded by the Company prior to the Spin-Off includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of stock-based compensation expense for the former Parent’s corporate employees who provided certain centralized support functions.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under the former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2013 and 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying shares at the end of the applicable remaining service periods. Compensation expense of $0.3 related to the modification was recognized in the three months ended April 2, 2016, and the remaining $0.9 related to the modification will be recognized over the remaining service periods of the related awards.
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 2.123 shares of our common stock were available for future grant as of April 2, 2016. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock shares. Each stock option, restricted stock share and restricted stock unit granted reduces share availability under the Stock Plan by one share.
Restricted stock shares or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with the Stock Plan and applicable award agreements. Subject to participants' continued service and other award terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally three years (or one year for awards to non-employee directors). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Approximately half of the restricted stock shares and restricted stock unit awards vest based on performance thresholds, while the remaining portion vest based on the passage of time since grant date.
Eligible employees, including officers, received target performance awards in the three months ended April 2, 2016 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2016 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2016 through December 31, 2018. These performance awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible non-officer employees also received restricted stock unit awards in the three months ended April 2, 2016 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Eligible officers received restricted stock share awards in the three months ended April 2, 2016 that vest subject to an internal performance metric during the first year of the award and then also require the completion of a two-year holding period after the first year of the award (including eligible officers’ continued employment during that period), before issuance to the eligible officers.
Our restricted stock share and unit awards include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 55 and completing five years of service.
Restricted stock shares and restricted stock units that do not vest within the applicable vesting period are forfeited.
Stock options may be granted to eligible employees in the form of incentive stock options or nonqualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three months ended April 2, 2016 and March 28, 2015, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated and combined statements of operations as follows:

	Three months ended
	April 2, 2016	March 28, 2015
Expense associated with individuals attributable to SPX FLOW's operations	$6.6	$2.7
Allocation of expense historically associated with the former Parent's corporate employees(1)	—	9.7
Expense related to modification as of Spin-Off date	0.3	—
Stock-based compensation expense	6.9	12.4
Income tax benefit	(2.4)	(4.7)
Stock-based compensation expense, net of income tax benefit	$4.5	$7.7

(1)
See Note 1 of our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.

Restricted Stock Share and Restricted Stock Unit Awards
The Monte Carlo simulation model valuation technique was used to determine the fair value of our restricted stock shares and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. The following assumptions were used in determining the fair value of the awards granted on the date indicated below:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlations Between Total Shareholder Return for SPX FLOW and Individual Companies in the Composite Group
				Minimum	Average	Maximum
January 4, 2016:
SPX FLOW	27.5%	—%	1.31%	0.2986	0.4563	0.5776
Composite Group	25.5%	n/a	1.31%
As SPX FLOW shares have been traded only since the Spin-Off in September 2015 (i.e., with less historical performance than the generally three-year vesting period of the related awards), annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility (since the Spin-Off) and the average historical volatility of the Composite Group, as of the grant date. An expected annual dividend yield was not assumed as dividends are not currently granted on common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant date.
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the three months ended April 2, 2016, for the Company's employees:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	1.128	$51.13
Granted	0.671	27.75
Vested	(0.262)	56.86
Forfeited and other	(0.275)	40.18
Outstanding at April 2, 2016	1.262	$39.94

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

As of April 2, 2016, there was $24.2 of unrecognized compensation cost related to SPX FLOW's restricted stock share and restricted stock unit compensation arrangements, including the effect of the modification discussed above. We expect this cost to be recognized over a weighted-average period of 2.1 years.
Stock Options
On January 2, 2015, eligible employees of the Company were granted 0.034 options in the former Parent's stock, all of which were outstanding (but not exercisable) from that date up to the Spin-Off. The weighted-average exercise price per share of these options was $85.87 and the maximum contractual term of these options is 10 years.
The weighted-average grant-date fair value per share of the former Parent's stock options granted on January 2, 2015 was $27.06. The fair value of each former Parent's option grant was estimated using the Black-Scholes option-pricing model.
In connection with the Spin-Off, certain former corporate employees of the former Parent became employees of the Company. The number of outstanding SPX FLOW stock options, after reflecting (i) the former Parent stock options that had been granted to former corporate employees of the former Parent on January 2, 2015, and (ii) the conversion of the former Parent stock options to SPX FLOW stock options, was 0.396. After reflecting 0.025 of forfeitures during the fourth quarter of 2015, there were 0.371 of SPX FLOW options outstanding as of April 2, 2016 and December 31, 2015, of which 0.285 were exercisable as of April 2, 2016.
As a result of the conversion of the stock options, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. Other terms of the SPX FLOW stock options are the same as those discussed above.
As of April 2, 2016, there was $0.8 of unrecognized compensation cost related to SPX FLOW stock options. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Accumulated Other Comprehensive Loss
The primary component of accumulated other comprehensive loss as of April 2, 2016 and December 31, 2015, and in changes thereof during the three months then ended, was foreign currency translation adjustment of $12.1. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of April 2, 2016 and December 31, 2015.
The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended March 28, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension Liability Adjustment(2)	Total
Balance at December 31, 2014	$(219.3)	$—	$0.1	$(219.2)
Other comprehensive loss before reclassifications	(120.3)	(0.2)	—	(120.5)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Current-period other comprehensive loss	(120.3)	(0.2)	—	(120.5)
Balance at March 28, 2015	$(339.6)	$(0.2)	$0.1	$(339.7)

(1)	Net of tax benefit of $0.1 as of March 28, 2015.

(2)	Net of tax provision of $0.0 as of March 28, 2015 and December 31, 2014. The balances as of March 28, 2015 and December 31, 2014 include unamortized prior service credits.
Common Stock in Treasury
During the three months ended April 2, 2016, “Common stock in treasury” was increased by $2.6 for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

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
(13)    INCOME TAXES
Unrecognized Tax Benefits
As of April 2, 2016, we had gross unrecognized tax benefits of $27.0 (net unrecognized tax benefits of $12.9), of which $12.9, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 2, 2016, gross accrued interest totaled $1.7 (net accrued interest of $1.7), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $3.0 to $5.0. The previously unrecognized tax benefits relate to a variety of tax issues, including transfer pricing and non-U.S. income tax matters.
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries due to the Spin-Off. Because activities that gave rise to these unrecognized tax benefits related to the Company's operations for the three months ended March 28, 2015, the impact of these items was recorded to "Income tax provision" within our condensed combined statements of operations, with the offset recorded to "Former parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" in our condensed consolidated balance sheet as of December 31, 2015.
In addition, some of the Company's tax returns previously included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, the subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets. However, since the potential obligations were the result of activities associated with operations that were not part of the Spin-Off, we have not reflected any related amounts within our "Income tax provision" for the three months ended March 28, 2015, but have instead recorded the amounts directly to "Former parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" in our condensed consolidated balance sheet as of December 31, 2015.
Other Tax Matters
During the three months ended April 2, 2016, we recorded an income tax benefit of $6.7 on $38.8 of pre-tax loss, resulting in an effective tax rate of 17.3%. This compares to an income tax provision for the three months ended March 28, 2015 of $11.0 on $34.1 of pre-tax income, resulting in an effective tax rate of 32.3%. The effective tax rate for the first quarter of 2016 was impacted by tax expense of $5.2 related to pre-tax losses generated during the period for which no tax benefit was recognized. No significant nonrecurring income tax charges or benefits impacted the income tax provision during the first quarter of 2015.
We review our income tax positions on a continuous basis and record a provision for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. As events change

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

and resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities.
In connection with the Spin-Off, we and the former Parent entered into a Tax Matters Agreement which, among other matters, addresses the allocation of certain tax adjustments that might arise upon examination of the 2013, 2014 and the pre-Spin-Off portion of the 2015 federal income tax returns of the former Parent. None of those returns is currently under examination, and we believe any contingencies have been adequately provided for.
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
We have various non-U.S. income tax returns under examination. The most significant of these are in Germany for the 2010 through 2013 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for. In addition, after the end of our first quarter, we settled an examination in Denmark related to the 2006 and 2007 tax years. This settlement is not expected to have a discrete impact on our effective tax rate during our second quarter of 2016, as net tax assets in this jurisdiction had a full valuation allowance recorded against them as of April 2, 2016.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the three months ended April 2, 2016 and March 28, 2015.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

As of April 2, 2016 and December 31, 2015, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.4 and $2.0 (gross assets) and $0.8 and $1.5 (gross liabilities), respectively. As of April 2, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Investments in Equity Securities
Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At April 2, 2016 and December 31, 2015, these assets had a fair value of $8.2 and $8.1, respectively.
The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 2, 2016 and March 28, 2015, including net unrealized gains recorded to “Other income (expense), net."

	Three months ended
	April 2, 2016	March 28, 2015
Balance at beginning of year	$8.1	$7.4
Unrealized gains recorded to earnings	0.1	2.9
Balance at end of period	$8.2	$10.3
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. Refer to Note 4 for further discussion of our non-recurring Level 3 fair value measurement, based on market comparable inputs, and resulting impairment of certain long-lived corporate assets as of April 2, 2016. At December 31, 2015, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of April 2, 2016 and December 31, 2015 were as follows:

	April 2, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$2.0	$2.0	$—	$—
Term loan(1)	400.0	400.0	400.0	400.0
Senior notes(1)	600.0	621.0	600.0	637.5
Trade receivables financing arrangement	9.0	9.0	—	—
Other indebtedness	27.4	27.4	28.0	28.0

(1)	Carrying amount reflected herein does not include related deferred financing fees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following methods and assumptions were used in estimating the fair value of these financial instruments:

•
The fair values of the term loan and senior notes were determined using Level 2 inputs within the fair value hierarchy and were based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•	The fair value of our other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015 approximate fair value due to the short-term nature of those instruments.
(15)    RELATED PARTY TRANSACTIONS
Allocation of General Corporate Expenses

The condensed combined statement of operations for the three months ended March 28, 2015 includes expenses for certain centralized functions and other programs provided and/or administered by the former Parent charged directly to business units of the Company. In addition, for purposes of preparing these condensed combined financial statements for periods prior to the Spin-Off on a “carve-out” basis, a portion of the former Parent's total corporate expenses have been allocated to the Company. A detailed description of the methodology used to allocate corporate-related costs is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
Related Party Interest
We recorded interest income of $10.4 for the three months ended March 28, 2015 associated with related party notes receivable of $661.7 outstanding as of March 28, 2015, with the former Parent serving as the counterparty. The related party notes receivable had a weighted-average interest rate of approximately 6.0% as of March 28, 2015.
We recorded interest expense of $17.7 for the three months ended March 28, 2015 associated with related party notes payable of $979.0 outstanding as of March 28, 2015, with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as counterparties. The related party notes payable had a weighted-average interest rate of approximately 7.0% as of March 28, 2015.

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
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2015 Annual Report on Form 10-K and in any documents incorporated by reference herein that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments and were wholly-owned by SPX Corporation (the “former Parent”) until September 26, 2015, at which time the former Parent distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the “Spin-Off”).
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
Power and Energy:  The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells, and in pipeline applications. The underlying driver of this segment includes demand for power and energy. Key products for the segment include pumps, valves and the related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty, and Vokes. The segment's primary competitors are Cameron International Corporation, Ebara Fluid Handling, Flowserve Corporation, ITT Goulds Pumps, KSB AG, and Sulzer Ltd.
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
Summary of Operating Results
Non-GAAP Measures - Throughout the following segment discussion, we use organic revenue growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Operations-Non-GAAP Measures.”
The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the period presented prior to the Spin-Off, or what our financial condition, results of operations and cash flows may be in the future.
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended April 2, 2016, decreased 11.6% to $505.0, primarily as a result of the impacts of lower oil and dairy prices on revenues.
Income (Loss) before Income Taxes — For the three months ended April 2, 2016, decreased 213.8% to $(38.8) , primarily as a result of increases in special charges related to our global realignment program, declines in segment profitability and other income and an increase in net interest expense, partially offset by a decline in corporate expense.
Cash Flows from (used in) Operations — For the three months ended April 2, 2016, decreased to $(68.3) from $0.2 primarily as a result of (i) a decline in segment profitability, (ii) the timing of cash receipts on certain large projects, (iii) an interest payment of $20.6 related to our senior notes, and (iv) pension benefit payments of $12.0 to certain former officers of the Company.

RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 are April 2, July 2, and October 1, compared to the respective March 28, June 27, and September 26, 2015 dates. We had six more days in the first quarter of 2016 and will have five less days in the fourth quarter of 2016 than in the respective 2015 periods.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended April 2, 2016 and March 28, 2015, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$505.0	$571.2	(11.6)
Gross profit	159.2	188.3	(15.5)
% of revenues	31.5%	33.0%
Selling, general and administrative	134.4	142.9	(5.9)
% of revenues	26.6%	25.0%
Intangible amortization	5.7	6.0	(5.0)
Special charges, net	41.0	3.8	*
Other income (expense), net	(2.5)	6.1	(141.0)
Related party interest expense, net	—	(7.3)	(100.0)
Other interest expense, net	(14.4)	(0.3)	*
Income (loss) before income taxes	(38.8)	34.1	(213.8)
Income tax benefit (provision)	6.7	(11.0)	(160.9)
Net income (loss)	(32.1)	23.1	(239.0)
Less: Net loss attributable to noncontrolling interests	(1.0)	(0.3)	233.3
Net income (loss) attributable to SPX FLOW, Inc.	$(31.1)	$23.4	(232.9)

Components of consolidated and combined revenue decline:
Organic decline			(9.2)
Foreign currency			(2.4)
Net revenue decline			(11.6)
____________________________________________________________
*    Not meaningful for comparison purposes.
Revenues - For the three months ended April 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impacts of lower oil and dairy prices on customer order patterns.
Gross Profit - The decrease in gross profit and margin for the three months ended April 2, 2016, compared to the respective 2015 period, was attributable primarily to the revenue declines noted above. Gross margin decreased during the three months ended April 2, 2016, compared to the respective 2015 period, due also to competitive pricing pressures, a lower mix of higher margin products, and lower utilization rates at certain of our manufacturing locations, partially offset by savings from restructuring actions. See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended March 28, 2015, SG&A expense included allocations of general corporate expenses from the former Parent, including pension and postretirement expense and stock-based compensation. See Note 1 to our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.
For the three months ended April 2, 2016, the decrease in SG&A expense, compared to the respective 2015 period, was due primarily to reductions in stock-based compensation expense (see “Corporate and Other Expenses” for additional details) and incentive compensation expense, as well as the effect of a stronger U.S. dollar, during the periods. The decrease in incentive compensation expense was due to lower profitability in the three months ended April 2, 2016, compared to the respective period in 2015.
Intangible Amortization - For the three months ended April 2, 2016, the decrease in intangible amortization, compared to the respective period in 2015, was due primarily to the impact of foreign currency translation.

Special Charges, net - Special charges, net, for the three months ended April 2, 2016, relate primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and market for sale certain corporate assets. See Note 4 to our condensed consolidated and combined financial statements for the details of actions taken during the three months ended April 2, 2016 and March 28, 2015, respectively.
Other Income (Expense), net - Other expense, net, for the three months ended April 2, 2016 was composed of foreign currency ("FX") losses of $3.2 and net settlement costs of $0.7 related to certain legal and tax-related claims, partially offset by gains on asset sales of $1.3 and investment-related earnings of $0.1.
Other income, net, for the three months ended March 28, 2015 was composed primarily of FX gains of $3.1 and investment-related earnings of $2.9. The $2.9 of investment-related earnings represented unrealized gains on our investment in equity securities. See Note 14 to our condensed consolidated and combined financial statements for additional details.
Related Party Interest Expense, net - Related party interest expense, net, for the three months ended March 28, 2015 was comprised of interest on notes receivable and notes payable with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as the counterparties. Such amount was comprised of $17.7 of related party interest expense, partially offset by $10.4 of related party interest income. See Note 15 to our condensed consolidated and combined financial statements for additional details on our related party notes. There were no related party notes receivable or payable outstanding during the three months ended April 2, 2016.
Other Interest Expense, net - Other interest expense, net, for the three months ended April 2, 2016, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents. Other interest expense, net, for the three months ended March 28, 2015 (prior to the Spin-Off), was composed primarily of interest expense related to capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Other interest expense, net, included interest expense of $15.2 and $0.8, and interest income of $0.8 and $0.5, respectively, during the three months ended April 2, 2016 and March 28, 2015. See Note 9 to our condensed consolidated and combined financial statements for additional details on our third-party debt.
Income Tax Benefit (Provision) - For the three months ended April 2, 2016, we recorded an income tax benefit of $6.7 on $38.8 of pre-tax loss, resulting in an effective tax rate of 17.3%. This compares to an income tax provision for the three months ended March 28, 2015 of $11.0 on $34.1 of pre-tax income, resulting in an effective rate of 32.3%. The effective tax rate for the first quarter of 2016 was impacted by tax expense of $5.2 related to pre-tax losses generated during the period for which no tax benefit was recognized. No significant nonrecurring income tax charges or benefits impacted the income tax provision for the first quarter of 2015.
RESULTS OF REPORTABLE SEGMENTS
In January 2016, we changed our internal reporting structure to more precisely present reportable segment revenue and income in certain countries where we conduct business across multiple end markets. As a result of these structural enhancements, certain product line results have been reclassified between reportable segments. Additionally, we changed our measurement of segment income to include stock-based compensation costs associated with segment employees, while stock-based compensation for corporate employees is now reported as a component of corporate expense. These changes in reportable segment revenue and income, as well as in our measurement of segment profitability, are consistent with how our chief operating decision maker ("CODM"), beginning in 2016, assesses operating performance and allocates resources.
Segment results and corporate expense have been recast for all periods presented to reflect these changes.
The following information should be read in conjunction with our condensed consolidated and combined financial statements and related notes.

Food and Beverage

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$184.8	$210.1	(12.0)
Income	17.4	22.4	(22.3)
% of revenues	9.4%	10.7%
Components of revenue decline:
Organic decline			(9.9)
Foreign currency			(2.1)
Net revenue decline			(12.0)
Revenues - For the three months ended April 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower revenues from large systems projects as a decline in dairy pricing, which began in 2015, delayed the placement of several large systems orders.
Income - For the three months ended April 2, 2016, income and margin decreased, compared to the respective period in 2015, primarily due to the revenue decline noted above.
Backlog - The segment had backlog of $359.0 and $482.1 as of April 2, 2016 and March 28, 2015, respectively. Of the $123.1 year-over-year decline in backlog, $124.9 was attributable to an organic decline, partially offset by an increase of $1.8 due to the impact of changes in various foreign currencies relative to the U.S. dollar as of April 2, 2016, as compared to March 28, 2015. The organic decline was due primarily to the impact of a decline in dairy pricing in 2015 mentioned above and its impact on large system orders.
Power and Energy

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$149.7	$173.4	(13.7)
Income	2.2	16.0	(86.3)
% of revenues	1.5%	9.2%
Components of revenue decline:
Organic decline			(10.9)
Foreign currency			(2.8)
Net revenue decline			(13.7)
Revenues - For the three months ended April 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of the first quarter of 2016, compared to the first quarter of 2015, due to lower oil prices, as well as customer-related delays of certain shipments.
Income - For the three months ended April 2, 2016, income and margin decreased, compared to the respective 2015 period, primarily due to the decline in revenue mentioned above. The decline in margin was also due to competitive pricing pressures and lower utilization rates at certain of our manufacturing locations, partially offset by savings from restructuring actions.
Backlog - The segment had backlog of $394.8 and $502.9 as of April 2, 2016 and March 28, 2015, respectively. Of the $108.1 year-over-year decline in backlog, $103.5 was attributable to an organic decline and $4.6 was attributable to the impact of a stronger U.S. dollar as of April 2, 2016, as compared to March 28, 2015. The organic decline was due primarily to the impact of lower oil prices mentioned above.

Industrial

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Revenues	$170.5	$187.7	(9.2)
Income	19.4	25.8	(24.8)
% of revenues	11.4%	13.7%
Components of revenue decline:
Organic decline			(7.0)
Foreign currency			(2.2)
Net revenue decline			(9.2)
Revenues - For the three months ended April 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower large capital project revenues and decreased sales of hydraulic technology equipment into the oil and gas market.
Income - For the three months ended April 2, 2016, income and margin decreased, compared to the respective 2015 period, primarily due to the revenue decline noted above. The decline in margin was also due to a lower mix of higher margin products, partially offset by savings from restructuring actions.
Backlog - The segment had backlog of $189.7 and $197.3 as of April 2, 2016 and March 28, 2015, respectively. Of the $7.6 year-over-year decline in backlog, $5.1 was attributable to an organic decline and $2.5 was attributable to the impact of a stronger U.S. dollar as of April 2, 2016, as compared to March 28, 2015.
CORPORATE AND OTHER EXPENSES

	Three months ended
	April 2, 2016	March 28, 2015	% Change
Total consolidated and combined revenues	$505.0	$571.2	(11.6)
Corporate expense	18.9	23.8	(20.6)
% of revenues	3.7%	4.2%
Pension and postretirement expense	1.0	1.0	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Prior to the Spin-Off, corporate expense also included allocations of the cost of corporate functions and/or resources provided by the former Parent. A detailed description of the methodology used to allocate corporate-related costs can be found in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K. Beginning in 2016, corporate expense also reflects stock-based compensation costs associated with corporate employees (2015 corporate expense has been recast to reflect this change in reporting, as further discussed in Note 3 to our condensed consolidated and combined financial statements).
The decrease in corporate expense for the three months ended April 2, 2016, compared to the respective period in 2015, was primarily due to declines in (i) stock-based compensation, reflecting primarily changes in the composition of our management team on a year-over-year basis as well as the benefit of forfeitures of certain awards during the three months ended April 2, 2016, and (ii) incentive compensation expense associated with lower profitability in 2016, compared to 2015.
See Note 11 to our condensed consolidated and combined financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Expense - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. Prior to the Spin-Off, certain eligible employees associated with SPX FLOW were participants in defined benefit pension and postretirement plans sponsored by the former Parent. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.
Pension and postretirement expense, as presented herein, represents net periodic benefit expense associated with the plans we sponsor as well as an allocation of a portion of the net periodic benefit expense associated with the plans sponsored by the former Parent prior to the Spin-Off. See Note 1 to our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.
See Note 8 to our condensed consolidated and combined financial statements for further details on our pension and postretirement plans, as well as our allocated portion of the plans sponsored by the former Parent prior to the Spin-Off.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the three months ended April 2, 2016 and March 28, 2015.
Cash Flow

	Three months ended
	April 2, 2016	March 28, 2015
Cash flows from (used in) operating activities	$(68.3)	$0.2
Cash flows used in investing activities	(14.7)	(11.7)
Cash flows from financing activities	6.3	9.8
Change in cash and equivalents due to changes in foreign currency exchange rates	1.2	(7.2)
Net change in cash and equivalents	$(75.5)	$(8.9)
Operating Activities - During the three months ended April 2, 2016, the decrease in cash flows from operating activities, compared to the same period in 2015, was primarily attributable to (i) a decline in segment profitability, (ii) the timing of cash receipts on certain large projects, (iii) an interest payment of $20.6 related to our senior notes, and (iv) pension benefit payments of $12.0 to certain former officers of the Company.
Investing Activities - During the three months ended April 2, 2016, cash flows used in investing activities were comprised primarily of capital expenditures of $16.5 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $2.0. Cash flows used in investing activities during the comparable period in 2015 were comprised primarily of capital expenditures of $11.6 associated generally with upgrades of manufacturing facilities and information technology.
Financing Activities - During the three months ended April 2, 2016, cash flows from financing activities related primarily to net borrowings under our trade receivables financing arrangement of $9.0. Cash flows from financing activities during the comparable period in 2015 related primarily to net transfers from the former Parent of $10.9.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The increase in cash and equivalents due to foreign currency exchange rates of $1.2 in the three months ended April 2, 2016 reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the weakening of the U.S. dollar against the Euro and various other foreign currencies, partially offset by the strengthening of the U.S. dollar against the Great Britain Pound, during the first quarter of 2016.
The decrease in cash and equivalents due to foreign currency exchange rates of $7.2 in the three months ended March 28, 2015 reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against various foreign currencies in the first quarter of 2015.

Borrowings and Availability
Borrowings —Debt at April 2, 2016 and December 31, 2015 comprised the following:

	April 2, 2016	December 31, 2015
Domestic revolving loan facility	$2.0	$—
Term loan(1)	400.0	400.0
6.875% senior notes, due in August 2017	600.0	600.0
Trade receivables financing arrangement	9.0	—
Other indebtedness(2)	36.9	37.3
Less: deferred financing fees(3)	(4.7)	(5.2)
Total debt	1,043.2	1,032.1
Less: short-term debt	38.4	28.0
Less: current maturities of long-term debt	15.5	10.3
Total long-term debt	$989.3	$993.8

(1)	The term loan of $400.0 is repayable in quarterly installments of 5.0% annually, beginning with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $9.5 and $9.3 and balances under a purchase card program of $24.0 and $23.6 as of April 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
At April 2, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.
Availability — At April 2, 2016, we had $438.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $2.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit, and $8.5 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $9.0. In addition, at April 2, 2016, we had $222.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $277.4 reserved for outstanding letters of credit.
At April 2, 2016, in addition to the revolving lines of credit described above, we had approximately $5.8 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 9 for further information on our borrowings as of April 2, 2016.
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
As of April 2, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.

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
We had FX forward contracts with an aggregate notional amount of $36.1 and $44.7 outstanding as of April 2, 2016 and December 31, 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $29.1 and $31.6 at April 2, 2016 and December 31, 2015, respectively, with scheduled maturities of $28.6 and $0.5 within one and two years, respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of April 2, 2016 and December 31, 2015. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $(3.2) and $3.1 for the three months ended April 2, 2016 and March 28, 2015, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $1.6 (asset) and $0.5 (asset) at April 2, 2016 and December 31, 2015, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at April 2, 2016 for similar debt, was $1,059.4, compared to our carrying amount of $1,038.4.
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
Other Matters
Contractual Obligations - There have been no material changes in the amounts of our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $14.6 as of April 2, 2016. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $4.0 to $6.0.

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
Global Realignment Program - As previously disclosed in our 2015 Annual Report on Form 10-K, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes which allow us to operate more efficiently. We plan to have approximately $105 in cash outflows in support of our realignment program in 2016. Additionally, we expect to recognize pre-tax charges to earnings of approximately $100 in the aggregate over the course of 2016 and 2017 (we recognized approximately $41 related to the realignment program during the three months ended April 2, 2016, as discussed in Note 4). These realignment actions are expected to be substantially complete by the end of 2017.
Critical Accounting Policies and Use of Estimates
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our consolidated and combined financial statements in our 2015 Annual Report on Form 10-K.

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
The following table provides information, as of April 2, 2016, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through First Quarter of
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
6.875% senior notes	$—	$600.0	$—	$—	$—	$—	$600.0	$621.0
Average interest rate							6.875%
Term loan	15.0	20.0	20.0	20.0	325.0	—	400.0	400.0
Average interest rate							2.183%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $36.1 outstanding as of April 2, 2016, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $29.1 outstanding as of April 2, 2016, with scheduled maturities of $28.6 and $0.5 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.4 (gross assets) and $0.8 (gross liabilities) as of April 2, 2016.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of April 2, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2016.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended April 2, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated and combined financial statements, specifically Note 12, “Litigation and Contingent Liabilities,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended April 2, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
1/1/16 - 1/31/16	76,168	$27.50	—
2/1/16 - 2/29/16	167	18.41	—
3/1/16 - 4/2/16	20,881	19.80	—
Total	97,216
(1) Reflects the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units.
ITEM 4. Mine Safety Disclosures
None.
ITEM 6. Exhibits
The exhibits to this Quarterly Report on Form 10-Q are listed in the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX FLOW, Inc.
(Registrant)

Date: May 4, 2016	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: May 4, 2016	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
10.01*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed January 8, 2016 (file no. 1-37393).
10.02*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed January 8, 2016 (file no. 1-37393).
10.03*
Form of Non-Employee Director Restricted Stock Agreement under the SPX FLOW Stock Compensation Plan incorporated herein by reference from the Company's Form 8-K/A filed March 7, 2016 (file no. 1-37393).

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
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended April 2, 2016, formatted in XBRL, including: (i) Condensed Consolidated and Combined Statements of Operations for the three months ended April 2, 2016 and March 28, 2015; (ii) Condensed Consolidated and Combined Statements of Comprehensive Loss for the three months ended April 2, 2016 and March 28, 2015; (iii) Condensed Consolidated Balance Sheets at April 2, 2016 and December 31, 2015; (iv) Condensed Consolidated and Combined Statements of Equity for the three months ended April 2, 2016 and March 28, 2015; (v) Condensed Consolidated and Combined Statements of Cash Flows for the three months ended April 2, 2016 and March 28, 2015; and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.