Form 10-Q
period 2016-07-02
SPX FLOW, Inc.
filed 2016-08-03
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of July 29, 2016 were 41,803,770.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION
Item 1 – Condensed Consolidated and Combined Financial Statements
Condensed Consolidated and Combined Statements of Operations for the Three and Six Months Ended July 2, 2016 and June 27, 2015 (Unaudited)	1
Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the Three and Six Months Ended July 2, 2016 and June 27, 2015 (Unaudited)	2
Condensed Consolidated Balance Sheets as of July 2, 2016 and December 31, 2015 (Unaudited)	3
Condensed Consolidated and Combined Statements of Equity for the Six Months Ended July 2, 2016 and June 27, 2015 (Unaudited)	4
Condensed Consolidated and Combined Statements of Cash Flows for the Six Months Ended July 2, 2016 and June 27, 2015 (Unaudited)	5
Notes to Condensed Consolidated and Combined Financial Statements	6
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	36
Item 4 – Controls and Procedures	36

PART II - OTHER INFORMATION
Item 1 – Legal Proceedings	37
Item 1A – Risk Factors	37
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4 – Mine Safety Disclosures	37
Item 6 – Exhibits	38

SIGNATURES	39

INDEX TO EXHIBITS	40

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated and Combined Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenues	$528.8	$615.1	$1,033.8	$1,186.3
Costs and expenses:
Cost of products sold	362.0	403.9	707.8	786.8
Selling, general and administrative	118.0	139.2	252.4	282.1
Intangible amortization	5.7	5.9	11.4	11.9
Impairment of goodwill and intangible assets	426.4	—	426.4	—
Special charges, net	10.8	3.3	51.8	7.1
Operating income (loss)	(394.1)	62.8	(416.0)	98.4

Other income (expense), net	(0.1)	(1.8)	(2.6)	4.3
Related party interest expense, net	—	(2.3)	—	(9.6)
Other interest expense, net	(14.3)	(0.4)	(28.7)	(0.7)
Income (loss) before income taxes	(408.5)	58.3	(447.3)	92.4
Income tax benefit (provision)	56.2	(11.6)	62.9	(22.6)
Net income (loss)	(352.3)	46.7	(384.4)	69.8
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.4)	(0.5)	(0.7)
Net income (loss) attributable to SPX FLOW, Inc.	$(352.8)	$47.1	$(383.9)	$70.5

Basic income (loss) per share of common stock	$(8.52)	$1.15	$(9.30)	$1.73
Diluted income (loss) per share of common stock	$(8.52)	$1.15	$(9.30)	$1.72

Weighted-average number of common shares outstanding — basic	41.397	40.809	41.273	40.809
Weighted-average number of common shares outstanding — diluted	41.397	40.932	41.273	40.932
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income (loss)	$(352.3)	$46.7	$(384.4)	$69.8
Other comprehensive income (loss), net:
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit (provision) of ($0.1) and $0.0 for the three and six months ended June 27, 2015	—	0.1	—	(0.1)
Foreign currency translation adjustments	(52.9)	28.3	(40.7)	(92.8)
Other comprehensive income (loss), net	(52.9)	28.4	(40.7)	(92.9)
Total comprehensive income (loss)	(405.2)	75.1	(425.1)	(23.1)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.4	(0.5)	(0.5)	(1.6)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(405.6)	$75.6	$(424.6)	$(21.5)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$229.0	$295.9
Accounts receivable, net	495.8	483.9
Inventories, net	308.4	305.2
Other current assets	101.0	72.4
Total current assets	1,134.2	1,157.4
Property, plant and equipment:
Land	37.5	37.7
Buildings and leasehold improvements	243.4	224.9
Machinery and equipment	422.0	483.9
	702.9	746.5
Accumulated depreciation	(315.9)	(314.1)
Property, plant and equipment, net	387.0	432.4
Goodwill	762.5	1,023.4
Intangibles, net	386.8	579.4
Other assets	122.3	111.6
TOTAL ASSETS	$2,792.8	$3,304.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$206.6	$227.1
Accrued expenses	456.5	467.3
Income taxes payable	17.4	31.7
Short-term debt	33.7	28.0
Current maturities of long-term debt	20.4	10.3
Total current liabilities	734.6	764.4
Long-term debt	984.4	993.8
Deferred and other income taxes	89.9	142.0
Other long-term liabilities	131.0	133.4
Total long-term liabilities	1,205.3	1,269.2
Commitments and contingent liabilities (Note 12)

Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 41,923,603 issued and 41,780,043 outstanding at July 2, 2016, and 41,429,014 issued and 41,386,740 outstanding at December 31, 2015	0.4	0.4
Paid-in capital	1,633.0	1,621.7
Retained earnings (accumulated deficit)	(362.8)	21.1
Accumulated other comprehensive loss	(423.4)	(382.7)
Common stock in treasury (143,560 shares at July 2, 2016, and 42,274 shares at December 31, 2015)	(4.1)	(1.4)
Total SPX FLOW, Inc. shareholders' equity	843.1	1,259.1
Noncontrolling interests	9.8	11.5
Total equity	852.9	1,270.6
TOTAL LIABILITIES AND EQUITY	$2,792.8	$3,304.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Six months ended July 2, 2016
	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net loss	—	—	—	(383.9)	—	—	(383.9)	(0.5)	(384.4)
Other comprehensive loss, net	—	—	—	—	(40.7)	—	(40.7)	—	(40.7)
Incentive plan activity	0.2	—	3.5	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	11.2	—	—	—	11.2	—	11.2
Restricted stock and restricted stock unit vesting, including related tax provision of $3.0 and net of tax withholdings	0.2	—	(3.4)	—	—	(2.7)	(6.1)	—	(6.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at July 2, 2016	41.8	$0.4	$1,633.0	$(362.8)	$(423.4)	$(4.1)	$843.1	$9.8	$852.9

	Six months ended June 27, 2015
	Former Parent Company Investment	Accumulated Other Comprehensive Loss	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	$2,144.6	$(219.2)	$1,925.4	$13.4	$1,938.8
Net income (loss)	70.5	—	70.5	(0.7)	69.8
Other comprehensive loss, net	—	(92.0)	(92.0)	(0.9)	(92.9)
Net transfers from former parent	568.6	—	568.6	—	568.6
Dividends attributable to noncontrolling interests	—	—	—	(0.2)	(0.2)
Balance at June 27, 2015	$2,783.7	$(311.2)	$2,472.5	$11.6	$2,484.1

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 2, 2016	June 27, 2015
Cash flows from (used in) operating activities:
Net income (loss)	$(384.4)	$69.8
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges, net	51.8	7.1
Impairment of goodwill and intangible assets	426.4	—
Deferred income taxes	(64.3)	(3.9)
Depreciation and amortization	34.1	29.5
Stock-based compensation	11.2	—
Pension and other employee benefits	5.6	1.6
Gain on asset sales and other, net	(1.3)	(1.2)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(13.2)	(68.1)
Inventories	(3.7)	(27.5)
Accounts payable, accrued expenses and other	(67.9)	38.8
Cash spending on restructuring actions	(22.9)	(5.1)
Net cash from (used in) operating activities	(28.6)	41.0
Cash flows used in investing activities:
Proceeds from asset sales and other, net	2.1	1.6
Increase in restricted cash	(0.2)	(0.1)
Capital expenditures	(30.1)	(22.6)
Net cash used in investing activities	(28.2)	(21.1)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	24.0	—
Repayments of senior credit facilities	(22.0)	—
Borrowings under trade receivables financing arrangement	33.0	—
Repayments of trade receivables financing arrangement	(22.0)	—
Repayments of related party notes payable	—	(5.4)
Borrowings under other financing arrangements	1.1	1.0
Repayments of other financing arrangements	(8.8)	(1.3)
Minimum withholdings paid on behalf of employees for net share settlements, net	(3.1)	—
Dividends paid to noncontrolling interests in subsidiary	(1.2)	(0.2)
Change in former parent company investment	—	(48.7)
Net cash from (used in) financing activities	1.0	(54.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(11.1)	(6.8)
Net change in cash and equivalents	(66.9)	(41.5)
Consolidated and combined cash and equivalents, beginning of period	295.9	216.6
Consolidated and combined cash and equivalents, end of period	$229.0	$175.1
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
Our condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015, and financial activity presented in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended July 2, 2016 and of equity and cash flows for the six months ended July 2, 2016, consist of the consolidated balances of SPX FLOW as an independent, publicly traded company as of and during the periods then ended. The basis of presentation for periods prior to the Spin-Off is discussed below. These financial statements, including the periods presented prior to the Spin-Off, have been prepared in conformity with GAAP, and the unaudited information included herein should be read in conjunction with our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
As discussed further in Note 3, segment results and corporate expense for the three and six months ended June 27, 2015 have been recast to (i) reflect the reclassification of certain product line results in order to more precisely present our results by reportable segment, (ii) include stock-based compensation costs associated with segment employees in segment income, and (iii) include stock-based compensation costs associated with corporate employees in corporate expense.

Certain operating cash flow amounts in the accompanying condensed combined statement of cash flows for the six months ended June 27, 2015 have been reclassified to conform to the current year presentation.
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
Basis of Presentation Prior to the Spin-Off
Our condensed combined statements of operations and comprehensive loss for the three and six months ended June 27, 2015 and of equity and cash flows for the six months ended June 27, 2015, were prepared on a “carve out” basis and were derived from the condensed consolidated financial statements and accounting records of the former Parent for the historical periods presented. These condensed combined statements do not necessarily reflect what the results of operations, financial position, and cash flows would have been had SPX FLOW operated as an independent company for the historical periods reported.
The condensed combined statements of operations for the three and six months ended June 27, 2015 included costs for certain centralized functions and programs provided and/or administered by the former Parent that were charged directly to the former Parent’s business units, including business units of SPX FLOW. These centralized functions and programs included, but were not limited to, information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. During the three and six months ended June 27, 2015, $27.0 and $53.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

of such costs, respectively, were directly charged to the Company's business units and were included in selling, general and administrative expenses in the accompanying condensed combined statements of operations.
For purposes of preparing these condensed combined statements of operations and comprehensive income (loss) for the three and six months ended June 27, 2015 and of equity and cash flows for the six months ended June 27, 2015, a portion of the former Parent’s total corporate expenses were allocated to SPX FLOW. These expense allocations included the cost of corporate functions and/or resources provided by the former Parent which included, but were not limited to, executive management, finance and accounting, legal, and human resources support, and the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China, as well as related benefit costs associated with such functions, such as pension and postretirement benefits and stock-based compensation. During the three and six months ended June 27, 2015, the Company was allocated $12.6 and $36.4 of such general corporate and related benefit costs, respectively, which were primarily included within selling, general and administrative expenses in the accompanying condensed combined statements of operations.
A detailed description of the methodology used to allocate corporate-related costs is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, and as amended in the first six months of 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment is effective for prospective interim and annual reporting periods beginning after December 15, 2016. We plan on adopting this amendment at that time and are currently evaluating its effect on our condensed consolidated financial statements.
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
Segment results and corporate expense have been recast for all historical periods presented to reflect these changes.
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
Financial data for our reportable segments for the three and six months ended July 2, 2016 and June 27, 2015 were as follows:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenues(1):
Food and Beverage	$188.0	$234.8	$372.8	$444.9
Power and Energy	155.8	184.1	305.5	357.5
Industrial	185.0	196.2	355.5	383.9
Total revenues	$528.8	$615.1	$1,033.8	$1,186.3

Income:
Food and Beverage	$19.9	$28.6	$37.3	$51.0
Power and Energy	10.0	23.0	12.2	39.0
Industrial	26.9	27.9	46.3	53.7
Total income for reportable segments	56.8	79.5	95.8	143.7

Corporate expense	12.6	12.4	31.5	36.2
Pension and postretirement expense	1.1	1.0	2.1	2.0
Impairment of goodwill and intangible assets	426.4	—	426.4	—
Special charges, net	10.8	3.3	51.8	7.1
Consolidated and combined operating income (loss)	$(394.1)	$62.8	$(416.0)	$98.4

(1)
We recognized revenues under the percentage-of-completion method of $87.3 and $123.8 in the three months ended July 2, 2016 and June 27, 2015, respectively. For the six months ended July 2, 2016 and June 27, 2015, revenues under the percentage-of-completion method were $186.3 and $237.8, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage-of-completion method were $108.4 and $87.4 as of July 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $62.7 and $52.9 as of July 2, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(4)     SPECIAL CHARGES, NET
Special charges, net, for the three and six months ended July 2, 2016 and June 27, 2015 were as follows:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Food and Beverage	$5.7	$0.3	$14.5	$2.7
Power and Energy	1.6	2.4	12.3	2.3
Industrial	2.5	0.6	7.0	2.1
Other	1.0	—	18.0	—
Total	$10.8	$3.3	$51.8	$7.1
Global Realignment Program
As disclosed in our 2015 Annual Report on Form 10-K, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges for the three and six

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

months ended July 2, 2016 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments.
Special Charges, Net, By Reportable Segment
Food and Beverage — Charges for the three and six months ended July 2, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, and (ii) various other restructuring initiatives in Europe, the U.S., China and Brazil.
Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with (i) the consolidation of facilities in Europe and (ii) a restructuring initiative in South America.
Power and Energy — Charges for the three months ended July 2, 2016 included primarily an asset impairment charge of $1.5 related to certain long-lived assets. Charges for the six months ended July 2, 2016 related primarily to severance and other costs associated with the global realignment program in the U.K., France, Germany and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which has resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. Charges for the six months ended July 2, 2016 also included the $1.5 asset impairment charge previously noted.
Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with actions that were taken to reduce the cost base of the segment’s Clyde Union business, also in response to the significant decline in oil prices that began in the latter half of 2014 and the resultant impact on capital spending by our customers in the oil and gas industries.
Industrial — Charges for the three and six months ended July 2, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other North American facilities, and (ii) various other global restructuring initiatives including, during the six months ended July 2, 2016, charges related to the relocation of a facility in Asia Pacific.
Charges for the three and six months ended June 27, 2015 related primarily to severance and other costs associated with (i) the continued reorganization of the Johnson Pump management structure in Europe and (ii) a reorganization of the commercial and operational structure of our plate heat exchanger business in Europe.
Other — Charges for the three months ended July 2, 2016 reflected primarily (i) asset impairment charges of $0.6 related to certain long-lived assets and (ii) revisions of estimates for severance and other costs associated with the global realignment program which were previously recorded in the first quarter of 2016. Charges for the six months ended July 2, 2016 related primarily to corporate asset impairment charges of $12.6, as well as severance and other related costs associated with the global realignment program. Asset impairment charges resulted primarily from management’s decision during the first quarter of 2016 to market certain corporate assets for sale. Those assets, which have an estimated fair value of approximately $27.0, were marketed for sale beginning in the second quarter and, accordingly, are considered held for sale and reported as a component of "Other current assets" in the condensed consolidated balance sheet as of July 2, 2016.
Expected charges still to be incurred under actions approved as of July 2, 2016 were approximately $2.3.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following is an analysis of our restructuring liabilities for the six months ended July 2, 2016 and June 27, 2015:

	Six months ended
	July 2, 2016	June 27, 2015
Balance at beginning of year	$32.9	$9.2
Special charges(1)	37.7	6.9
Utilization — cash	(22.9)	(5.1)
Currency translation adjustment and other	0.1	(0.5)
Balance at end of period	$47.8	$10.5

(1)
Amounts that impacted special charges but not the restructuring liabilities included $14.1 of asset impairment charges during the six months ended July 2, 2016, and $0.2 of non-cash charges during the six months ended June 27, 2015.

(5)    INVENTORIES, NET
Inventories at July 2, 2016 and December 31, 2015 comprised the following:

	July 2, 2016	December 31, 2015
Finished goods	$86.3	$87.5
Work in process	92.9	88.8
Raw materials and purchased parts	135.5	135.2
Total FIFO cost	314.7	311.5
Excess of FIFO cost over LIFO inventory value	(6.3)	(6.3)
Total inventories	$308.4	$305.2
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 7% and 5% of total inventory at July 2, 2016 and December 31, 2015. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the six months ended July 2, 2016 were as follows:

	December 31, 2015	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other(1)	July 2, 2016
Food and Beverage	$269.9	$—	$—	$(0.3)	$269.6
Power and Energy(2)	538.9	—	(252.8)	(17.4)	268.7
Industrial(3)	214.6	—	—	9.6	224.2
Total	$1,023.4	$—	$(252.8)	$(8.1)	$762.5

(1)
In connection with our recasting of historical reportable segment results in January 2016, as discussed further in Note 3, we performed a re-allocation of reportable segment goodwill during the first quarter of 2016. This re-allocation resulted in the following changes in goodwill compared to amounts previously reported at December 31, 2015 by reportable segment: Food and Beverage goodwill reduction of $5.6, Power and Energy goodwill reduction of $4.0, and Industrial goodwill increase of $9.6.

(2)	The carrying amount of goodwill included $252.8 and $0.0 of accumulated impairments as of July 2, 2016 and December 31, 2015, respectively.

(3)	The carrying amount of goodwill included $67.7 of accumulated impairments as of July 2, 2016 and December 31, 2015.

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
The results of our interim goodwill impairment test conducted as of December 31, 2015 indicated the estimated fair value of the Power and Energy reporting unit exceeded its carrying value by approximately 3%, while the carrying value of the Power and Energy segment goodwill was $538.9 as of December 31, 2015. Our assumptions in the December 31, 2015 interim impairment test included, among others, that (i) first half 2016 orders trends would remain comparable to those obtained in the fourth quarter of 2015, (ii) targeted cost savings could be executed as planned and cost savings would, in part, be realized by the end of 2016, and (iii) current and forward EBITDA multiples would remain consistent with oil and gas industry transactions observed in the preceding twelve months.
During the second quarter of 2016, our Power and Energy reporting unit experienced sustained quarterly order rates below order intake levels in the fourth quarter of 2015 and operating results which were below our internal estimates. As a result of the lower order patterns and lower year-to-date earnings of the reporting unit, we revised our 2016 projections below the bottom end of the range utilized in our fourth quarter 2015 interim impairment test, leading us to conclude that an interim impairment test as of July 2, 2016 was necessary.
Using revised cash flow projections as of July 2, 2016, market participant discount rates, and EBITDA multiples observed of peer companies and in recent transactions in the oil and gas industry, we determined the “step one” fair value of our Power and Energy reporting unit was below the carrying value of its net assets. In “step two” of the goodwill impairment test, we estimated the implied fair value of Power and Energy’s goodwill as of July 2, 2016, which resulted in an impairment charge related to such goodwill of $252.8. After reflecting the impairment charge, goodwill for the Power and Energy reporting unit was $268.7 as of July 2, 2016.
Adverse changes to or a failure to achieve the updated cash flow projections, further deterioration of  macroeconomic conditions and/or significant declines in industry multiples, could result in a future impairment.
The non-recurring fair value measurement is a "Level 3" measurement under the fair value hierarchy as further defined in Note 14.
Management assessed the operating performance of each of our other reporting units and concluded that an interim impairment test as of July 2, 2016 for the other reporting units was not necessary.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	July 2, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$221.0	$(101.3)	$119.7	$344.0	$(94.1)	$249.9
Technology	95.7	(41.1)	54.6	122.1	(38.0)	84.1
Patents	6.6	(4.8)	1.8	6.7	(4.6)	2.1
Other	12.9	(10.3)	2.6	13.0	(10.3)	2.7
	336.2	(157.5)	178.7	485.8	(147.0)	338.8
Trademarks with indefinite lives	208.1	—	208.1	240.6	—	240.6
Total	$544.3	$(157.5)	$386.8	$726.4	$(147.0)	$579.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

At July 2, 2016, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $81.2 in Power and Energy, $62.5 in Food and Beverage, and $35.0 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $101.4 in Food and Beverage, $60.7 in Industrial and $46.0 in Power and Energy.
During the second quarter of 2016, as described in the “Goodwill” section above, we observed sustained quarterly order rates for Power and Energy below order intake levels in the fourth quarter of 2015 and operating results below our expectations, and thus determined an interim test of recoverability was required for the definite and indefinite-lived intangibles of that reporting segment. Based on market conditions as of July 2, 2016 and backlog positions falling below prior periods, we reduced our estimates of the expected future revenues from recorded intangible assets in the Power and Energy reporting unit.
In accordance with relevant guidance, we estimated the undiscounted cash flows of our customer relationships by projecting revenues and margin driven by customer relationships, reduced by an estimated retention rate. We estimated the undiscounted cash flows of our technology assets by applying estimated royalty rates to revenues projected to result from each of such underlying assets. The undiscounted cash flows of customer relationships and technology assets were less than their respective carrying values. In “step two” of the impairment test, we discounted expected cash flows from the customer relationships and technology assets at a rate of return that reflects current market conditions. As a result, we recorded impairment charges of $115.9 related to customer relationships and $30.9 related to technology assets during the second quarter of 2016.
Also during the second quarter of 2016, and as a result of the “step one” impairment test of our Power and Energy indefinite-lived trademarks, we recorded an impairment charge of $26.8, representing the difference between fair value and carrying value. The fair value of the reporting unit’s trademarks was estimated using assumed royalty rates applied to expected future cash flows of the respective product lines of the reporting unit, discounted at a rate of return reflecting current market conditions.
Other changes in the gross carrying values of trademarks and other identifiable intangible assets during the six months ended July 2, 2016 related primarily to foreign currency translation.
(7)    WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Six months ended
	July 2, 2016	June 27, 2015
Balance at beginning of year	$14.8	$18.4
Provisions	3.7	4.4
Usage	(6.0)	(6.1)
Currency translation adjustment	(0.1)	(0.8)
Balance at end of period	12.4	15.9
Less: Current portion of warranty	11.8	14.7
Non-current portion of warranty	$0.6	$1.2
(8)    EMPLOYEE BENEFIT PLANS
Pension and postretirement expense includes net periodic benefit expense associated with defined benefit pension and postretirement plans we sponsor and, in 2015, an allocation of a portion of the net periodic benefit expense associated with defined benefit pension and postretirement plans sponsored by the former Parent.
Components of Net Periodic Pension and Postretirement Benefit Expense
The net periodic pension benefit expense for the foreign pension plans we sponsor was $0.5 and $0.7 for the three months ended July 2, 2016 and June 27, 2015, respectively, and $1.0 and $1.4, respectively, for the six months then ended, and was comprised primarily of service and interest costs. The net periodic benefit expense for the domestic pension and postretirement

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

plans we sponsor was $0.6 and $0.1 for the three months ended July 2, 2016 and June 27, 2015, respectively, and $1.1 and $0.2 respectively, for the six months then ended, and was comprised of service and interest costs.
Net periodic benefit cost allocated to the Company related to the plans sponsored by the former Parent was $0.2 and $0.4 for the three and six months ended June 27, 2015, respectively.
Employer Contributions
During the six months ended July 2, 2016, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(9)    INDEBTEDNESS
Debt at July 2, 2016 and December 31, 2015 comprised the following:

	July 2, 2016	December 31, 2015
Domestic revolving loan facility	$2.0	$—
Term loan(1)	400.0	400.0
6.875% senior notes, due in August 2017	600.0	600.0
Trade receivables financing arrangement	11.0	—
Other indebtedness(2)	29.6	37.3
Less: deferred financing fees(3)	(4.1)	(5.2)
Total debt	1,038.5	1,032.1
Less: short-term debt	33.7	28.0
Less: current maturities of long-term debt	20.4	10.3
Total long-term debt	$984.4	$993.8

(1)	The term loan of $400.0 is repayable in quarterly installments of 5.0% annually, beginning with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $8.9 and $9.3 and balances under a purchase card program of $19.5 and $23.6 as of July 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.2% at July 2, 2016.
At July 2, 2016, we had $438.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $2.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit. At July 2, 2016, we also had $7.7 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $11.0. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at July 2, 2016, we had $244.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $255.6 reserved for outstanding letters of credit.
At July 2, 2016, in addition to the revolving lines of credit described above, we had approximately $6.2 of letters of credit outstanding under separate arrangements in China and India.
At July 2, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.

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
We had FX forward contracts with an aggregate notional amount of $51.7 and $44.7 outstanding as of July 2, 2016 and December 31, 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $32.3 and $31.6 at July 2, 2016 and December 31, 2015, respectively, with scheduled maturities of $29.3, $2.8 and $0.2 within one, two and three years, respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of July 2, 2016 and December 31, 2015. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $0.2 and $(2.9) for the three months ended July 2, 2016 and June 27, 2015, respectively, and $(3.0) and $0.2 for the six months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.9 and $2.0 (gross assets) and $1.3 and $1.5 (gross liabilities) at July 2, 2016 and December 31, 2015, respectively.
(11)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
Prior to the Spin-Off, SPX FLOW had no common shares outstanding. On September 26, 2015, 41.322 SPX FLOW common shares were distributed to the former Parent's shareholders in conjunction with the Spin-Off. For comparative purposes, basic shares outstanding reflect this amount in all periods presented prior to the Spin-Off.  For purposes of computing dilutive shares, unvested SPX FLOW awards at the Spin-Off date were assumed to have been issued and outstanding from January 1, 2015.  The resulting number of weighted-average dilutive shares has been used for the three and six months ended June 27, 2015. The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Weighted-average shares outstanding, basic	41.397	40.809	41.273	40.809
Dilutive effect of share-based awards	—	0.123	—	0.123
Weighted-average shares outstanding, dilutive(1)	41.397	40.932	41.273	40.932

(1)
For the three and six months ended July 2, 2016, an aggregate of 0.780 and 0.820, respectively, of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the periods. For the three and six months ended July 2, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.171 and 0.375, respectively. For the three and six months ended June 27, 2015, 0.479 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K) were not met. For the three and six months ended June 27, 2015, 0.396 of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.

Stock-Based Compensation
Prior to the Spin-Off, eligible employees of the Company participated in the former Parent’s share-based compensation plan pursuant to which they were granted share-based awards of the former Parent's stock. The former Parent’s share-based compensation plan included awards for restricted stock shares, restricted stock units and stock options. Compensation expense for share-based awards recorded by the Company prior to the Spin-Off includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of stock-based compensation expense for the former Parent’s corporate employees who provided certain centralized support functions.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under the former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2013 and 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense of $0.3 and $0.6 related to the modification was recognized in the three and six months ended July 2, 2016, and the remaining $0.6 related to the modification will be recognized over the remaining service periods of the related awards.
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 2.082 unissued shares of our common stock were available for future grant as of July 2, 2016. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock shares. Each stock option, restricted stock share and restricted stock unit granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, received target performance awards primarily during the three months ended April 2, 2016 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2016 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards, over the three-year period from January 1, 2016 through December 31, 2018. These performance awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible non-officer employees also received restricted stock unit awards primarily during the three months ended April 2, 2016 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Eligible officers received restricted stock share awards in the three months ended April 2, 2016 that vest subject to an internal performance metric during the first year of the award and then also require the completion of a two-year holding period after the first year of the award (including eligible officers’ continued employment during that period), before issuance to the eligible officers.
Non-employee directors received restricted stock share awards in the three months ended July 2, 2016 that vest at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such period.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and six months ended July 2, 2016 and June 27, 2015, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated and combined statements of operations as follows:

	Three months ended		Six months ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Expense associated with individuals attributable to SPX FLOW's operations	$4.0	$1.4	$10.6	$4.1
Allocation of expense historically associated with the former Parent's corporate employees(1)	—	1.7	—	11.4
Expense related to modification as of Spin-Off date	0.3	—	0.6	—
Stock-based compensation expense	4.3	3.1	11.2	15.5
Income tax benefit	(1.7)	(1.1)	(4.1)	(5.8)
Stock-based compensation expense, net of income tax benefit	$2.6	$2.0	$7.1	$9.7

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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the six months ended July 2, 2016, for the Company's employees:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	1.128	$51.13
Granted	0.723	27.98
Vested	(0.276)	56.27
Forfeited and other	(0.298)	40.39
Outstanding at July 2, 2016	1.277	$39.50
As of July 2, 2016, there was $22.7 of unrecognized compensation cost related to SPX FLOW's restricted stock share and restricted stock unit compensation arrangements, including the effect of the modification discussed above. We expect this cost to be recognized over a weighted-average period of 1.9 years.
Stock Options
On January 2, 2015, eligible employees of the Company were granted 0.034 options in the former Parent's stock, all of which were outstanding (but not exercisable) from that date up to the Spin-Off. The weighted-average exercise price per share of these options was $85.87 and the maximum term of these options is 10 years.
The weighted-average grant-date fair value per share of the former Parent's stock options granted on January 2, 2015 was $27.06. The fair value of each former Parent's option grant was estimated using the Black-Scholes option-pricing model.
In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company. The number of outstanding SPX FLOW stock options, after reflecting (i) the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015, and (ii) the conversion of the former Parent stock options

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

to SPX FLOW stock options, was 0.396. After reflecting 0.025 of forfeitures during the fourth quarter of 2015, there were 0.371 of SPX FLOW options outstanding as of July 2, 2016 and December 31, 2015, of which 0.285 were exercisable as of July 2, 2016.
As a result of the conversion of the stock options, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. Other terms of the SPX FLOW stock options are the same as those discussed above.
As of July 2, 2016, there was $0.7 of unrecognized compensation cost related to SPX FLOW stock options. We expect this cost to be recognized over a weighted-average period of 1.6 years.
Accumulated Other Comprehensive Loss
The primary component of accumulated other comprehensive loss as of July 2, 2016 and December 31, 2015, and in changes thereof during the three and six months then ended, was foreign currency translation adjustment of $(52.8) and $(40.7), respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of July 2, 2016 and December 31, 2015.
The changes in the components of accumulated other comprehensive loss, net of tax, for the three months ended June 27, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension Liability Adjustment(2)	Total
Balance at March 28, 2015	$(339.6)	$(0.2)	$0.1	$(339.7)
Other comprehensive income before reclassifications	28.4	0.1	—	28.5
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Current-period other comprehensive income	28.4	0.1	—	28.5
Balance at June 27, 2015	$(311.2)	$(0.1)	$0.1	$(311.2)

(1)	Net of tax benefit of $0.0 and $0.1 as of June 27, 2015 and March 28, 2015, respectively.

(2)	Net of tax provision of $0.0 as of June 27, 2015 and March 28, 2015. The balances as of June 27, 2015 and March 28, 2015 include unamortized prior service credits.
The changes in the components of accumulated other comprehensive loss, net of tax, for the six months ended June 27, 2015 were as follows:

	Foreign Currency Translation Adjustment	Net Unrealized Losses on Qualifying Cash Flow Hedges(1)	Pension Liability Adjustment(2)	Total
Balance at December 31, 2014	$(219.3)	$—	$0.1	$(219.2)
Other comprehensive loss before reclassifications	(91.9)	(0.1)	—	(92.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Current-period other comprehensive loss	(91.9)	(0.1)	—	(92.0)
Balance at June 27, 2015	$(311.2)	$(0.1)	$0.1	$(311.2)

(1)	Net of tax benefit of $0.0 as of June 27, 2015.

(2)	Net of tax provision of $0.0 as of June 27, 2015 and December 31, 2014. The balances as of June 27, 2015 and December 31, 2014 included unamortized prior service credits.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Common Stock in Treasury
During the three and six months ended July 2, 2016, “Common stock in treasury” was increased by $0.1 and $2.7, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
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
(13)    INCOME TAXES
Unrecognized Tax Benefits
As of July 2, 2016, we had gross unrecognized tax benefits of $21.6 (net unrecognized tax benefits of $9.2), of which $9.2, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 2, 2016, gross accrued interest totaled $1.9 (net accrued interest of $1.8), and there was no accrual for penalties included in our unrecognized tax benefits.
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
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries due to the Spin-Off. Because activities that gave rise to these unrecognized tax benefits related to the Company's operations for the three and six months ended June 27, 2015, the impact of these items was recorded to "Income tax provision" within our condensed combined statements of operations, with the offset recorded to "Former parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" in our condensed consolidated balance sheet as of December 31, 2015.
In addition, some of the Company's tax returns previously included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, the subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets. However, since the potential obligations were the result of activities associated with operations that were not part of the Spin-Off, we have not reflected any related amounts within our "Income tax provision" for the three and six months ended June 27, 2015, but have instead recorded the amounts directly to "Former parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" in our condensed consolidated balance sheet as of December 31, 2015.
Other Tax Matters
During the three months ended July 2, 2016, we recorded an income tax benefit of $56.2 on $408.5 of pre-tax loss, resulting in an effective tax rate of 13.8%. This compares to an income tax provision for the three months ended June 27, 2015

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

of $11.6 on $58.3 of pre-tax income, resulting in an effective tax rate of 19.9%. The effective tax rate for the second quarter of 2016 was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), as (i) the majority of the goodwill for the Power and Energy reporting unit has no basis for income tax purposes and (ii) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets. The effective tax rate for the second quarter of 2016 also reflects the magnified effect that the small amount of our annual forecasted pre-tax loss has on forecasted annual tax expense. The effective tax rate for the second quarter of 2015 was impacted by a tax benefit of $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
During the six months ended July 2, 2016, we recorded an income tax benefit of $62.9 on $447.3 of pre-tax loss, resulting in an effective tax rate of 14.1%. This compares to an income tax provision for the six months ended June 27, 2015 of $22.6 on $92.4 of pre-tax income, resulting in an effective tax rate of 24.5%. The effective tax rate for the first six months of 2016 was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), as (i) the majority of the goodwill for the Power and Energy reporting unit has no basis for income tax purposes and (ii) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets. The effective tax rate for the first six months of 2016 also reflects the magnified effect that the small amount of our annual forecasted pre-tax loss has on forecasted annual tax expense. The effective tax rate for the first six months of 2015 was impacted by a tax benefit of $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
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
We have various non-U.S. income tax returns under examination. The most significant of these are in Germany for the 2010 through 2013 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for. During the second quarter of 2016, we settled an examination in Denmark related to the 2006 and 2007 tax years. This settlement did not have an impact on our effective tax rate during our second quarter of 2016 or require the cash payment of any taxes, as net tax assets in this jurisdiction had a full valuation allowance recorded against them as of April 2, 2016.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the six months ended July 2, 2016 and June 27, 2015.
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
As of July 2, 2016 and December 31, 2015, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.9 and $2.0 (gross assets) and $1.3 and $1.5 (gross liabilities), respectively. As of July 2, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Investments in Equity Securities
Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At July 2, 2016 and December 31, 2015, these assets had a fair value of $7.9 and $8.1, respectively.
The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 2, 2016 and June 27, 2015, including net unrealized gains (losses) recorded to “Other income (expense), net."

	Six months ended
	July 2, 2016	June 27, 2015
Balance at beginning of year	$8.1	$7.4
Unrealized gains (losses) recorded to earnings	(0.2)	2.9
Balance at end of period	$7.9	$10.3
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2015, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

for impairment, including the goodwill and intangible asset impairment charge recognized during the three and six months ended July 2, 2016.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of July 2, 2016 and December 31, 2015 were as follows:

	July 2, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$2.0	$2.0	$—	$—
Term loan(1)	400.0	400.0	400.0	400.0
Senior notes(1)	600.0	625.5	600.0	637.5
Trade receivables financing arrangement	11.0	11.0	—	—
Other indebtedness	20.7	20.7	28.0	28.0

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015 approximate fair value due to the short-term nature of those instruments.
(15)    RELATED PARTY TRANSACTIONS
Allocation of General Corporate Expenses

The condensed combined statements of operations for the three and six months ended June 27, 2015 include expenses for certain centralized functions and other programs provided and/or administered by the former Parent charged directly to business units of the Company. In addition, for purposes of preparing these condensed combined financial statements for periods prior to the Spin-Off on a “carve-out” basis, a portion of the former Parent's total corporate expenses have been allocated to the Company. A detailed description of the methodology used to allocate corporate-related costs is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
Related Party Interest
We recorded interest income of $8.4 and $18.8 for the three and six months ended June 27, 2015, respectively, associated with related party notes receivable of $670.0 outstanding as of June 27, 2015, with the former Parent serving as the counterparty. The related party notes receivable had a weighted-average interest rate of approximately 5.0% as of June 27, 2015.
We recorded interest expense of $10.7 and $28.4 for the three and six months ended June 27, 2015, respectively, associated with (i) related party notes payable of $391.3 outstanding as of June 27, 2015, with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as counterparties, and (ii) $600.5 of other related party notes payable that were extinguished by way of a capital contribution to the Company by the former Parent during the second quarter of 2015. The related party notes payable had a weighted-average interest rate of approximately 7.0% as of June 27, 2015.

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
The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the periods presented prior to the Spin-Off, or what our financial condition, results of operations and cash flows may be in the future.
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related periods in the prior year):
Revenues — For the three and six months ended July 2, 2016, decreased 14.0% and 12.9%, respectively, primarily as a result of the impacts of lower oil and dairy prices on revenues.
Income (Loss) before Income Taxes — The loss before income taxes of $408.5 for the three months ended July 2, 2016, includes a charge of $426.4 related to the impairment of goodwill and intangible assets of our Power and Energy reportable segment (see Note 6 to our condensed consolidated and combined financial statements for further details related to this charge). The reduction in pre-tax income, compared to the respective 2015 period, primarily resulted from this impairment charge and, to a lesser extent, declines in segment profitability, an increase in net interest expense, and an increase in special charges related to our global realignment program during the period.

The loss before income taxes was $447.3 for the six months ended July 2, 2016. The reduction in pre-tax income, compared to the respective 2015 period, primarily resulted from the impairment charge referred to above and, to a lesser extent, declines in segment profitability, an increase in special charges related to our global realignment program, and an increase in net interest expense during the period.
Cash Flows from (used in) Operations — For the six months ended July 2, 2016, decreased to $(28.6) from $41.0 primarily as a result of (i) a decline in segment profitability, (ii) an interest payment of $20.6 related to our senior notes, (iii) an increase in cash spending on restructuring actions, and (iv) pension benefit payments of $12.0 to certain former officers of the Company.
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
Cyclicality of End Markets, Seasonality and Competition -The financial results of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as the recent volatility in oil prices throughout the first half of 2016 and the uncertainty in future oil prices, continue to impact both operational and capital spending by end customers in our Power and Energy reportable segment.  Revenues from food and beverage systems and related services are highly correlated to timing on large construction contracts, which may cause significant fluctuations in our financial performance from period to period. The reduction in dairy commodity prices and increased production of dry powder dairy products, particularly related to the China market, has resulted in delayed or deferred capital spending by many end customers in our Food and Beverage reportable segment.
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

The following table provides selected financial information for the three and six months ended July 2, 2016 and June 27, 2015, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$528.8	$615.1	(14.0)	$1,033.8	$1,186.3	(12.9)
Gross profit	166.8	211.2	(21.0)	326.0	399.5	(18.4)
% of revenues	31.5%	34.3%		31.5%	33.7%
Selling, general and administrative	118.0	139.2	(15.2)	252.4	282.1	(10.5)
% of revenues	22.3%	22.6%		24.4%	23.8%
Intangible amortization	5.7	5.9	(3.4)	11.4	11.9	(4.2)
Impairment of goodwill and intangible assets	426.4	—	*	426.4	—	*
Special charges, net	10.8	3.3	227.3	51.8	7.1	*
Other income (expense), net	(0.1)	(1.8)	(94.4)	(2.6)	4.3	(160.5)
Related party interest expense, net	—	(2.3)	(100.0)	—	(9.6)	(100.0)
Other interest expense, net	(14.3)	(0.4)	*	(28.7)	(0.7)	*
Income (loss) before income taxes	(408.5)	58.3	*	(447.3)	92.4	*
Income tax benefit (provision)	56.2	(11.6)	*	62.9	(22.6)	*
Net income (loss)	(352.3)	46.7	*	(384.4)	69.8	*
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.4)	(225.0)	(0.5)	(0.7)	(28.6)
Net income (loss) attributable to SPX FLOW, Inc.	$(352.8)	$47.1	*	$(383.9)	$70.5	*

Components of consolidated and combined revenue decline:
Organic decline			(11.9)			(10.7)
Foreign currency			(2.1)			(2.2)
Net revenue decline			(14.0)			(12.9)
____________________________________________________________
*    Not meaningful for comparison purposes.
Revenues - For the three and six months ended July 2, 2016, the decrease in revenues, compared to the respective 2015 periods, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impacts of lower oil and dairy prices on customer order patterns.
Gross Profit - The decrease in gross profit and margin for the three and six months ended July 2, 2016, compared to the respective 2015 periods, was attributable primarily to the revenue declines noted above. Gross margin decreased during the three and six months ended July 2, 2016, compared to the respective 2015 periods, due also to competitive pricing pressures, a lower mix of higher margin products, and lower utilization rates at certain of our manufacturing locations, partially offset by savings from restructuring actions. See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and six months ended June 27, 2015, SG&A expense included allocations of general corporate expenses from the former Parent, including pension and postretirement expense and stock-based compensation. See Note 1 to our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.
For the three months ended July 2, 2016, the decrease in SG&A expense, compared to the respective 2015 period, was due primarily to (i) reduced incentive compensation expense, due to lower profitability in the three months ended July 2, 2016, compared to the respective period in 2015, (ii) savings from restructuring actions related to our global realignment program, announced during the first quarter of 2016, and (iii) the effect of a stronger U.S. dollar against various foreign currencies during the period.
For the six months ended July 2, 2016, the decrease in SG&A expense, compared to the respective 2015 period, was due to the items noted above, as well as reductions in stock-based compensation expense (see “Corporate and Other Expenses” for additional details).
Intangible Amortization - For the three and six months ended July 2, 2016, the decrease in intangible amortization, compared to the respective periods in 2015, was due primarily to the impact of foreign currency translation.
Impairment of Goodwill and Intangible Assets - During the three and six months ended July 2, 2016, we performed an interim goodwill impairment test and determined that the fair value of our Power and Energy reporting unit was less than the carrying value of its net assets. As a result of this determination, we recorded an impairment charge of $252.8 to reduce the goodwill of the reporting unit to its implied fair value. We also recorded an additional impairment charge of $173.6 related to certain intangible assets of certain businesses within our Power and Energy reportable segment. See Note 6 to our condensed consolidated and combined financial statements for further discussion.
Special Charges, net - Special charges, net, for the three and six months ended July 2, 2016, relate primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and, for the six months ended July 2, 2016, an asset impairment charge associated with management's decision to market for sale certain corporate assets. See Note 4 to our condensed consolidated and combined financial statements for the details of actions taken during the three and six months ended July 2, 2016 and June 27, 2015, respectively.
Other Income (Expense), net - Other expense, net, for the three months ended July 2, 2016 was composed of investment-related losses of $0.3, partially offset by foreign currency (“FX”) gains of $0.2.
Other expense, net, for the three months ended June 27, 2015 was composed primarily of FX losses of $2.9, partially offset by gains on asset sales of $1.2.
Other expense, net, for the six months ended July 2, 2016 was composed of FX losses of $3.0, net settlement costs of $0.7 related to certain legal and tax-related claims, and investment-related losses of $0.2, partially offset by gains on asset sales of $1.3.
Other income, net, for the six months ended June 27, 2015 was composed of investment-related earnings of $2.9, gains on asset sales of $1.2 and FX gains of $0.2. The $2.9 of investment-related earnings represented unrealized gains on our investment in equity securities. See Note 14 to our condensed consolidated and combined financial statements for additional details.
Related Party Interest Expense, net - Related party interest expense, net, for the three months ended June 27, 2015 was comprised of interest on notes receivable and notes payable with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as the counterparties. Such amount was comprised of $10.7 of related party interest expense, partially offset by $8.4 of related party interest income. See Note 15 to our condensed consolidated and combined financial statements for additional details on our related party notes.
Related party interest expense, net, for the six months ended June 27, 2015 was comprised of $28.4 of interest expense, partially offset by $18.8 of interest income.
There were no related party notes receivable or payable outstanding during the six months ended July 2, 2016.
Other Interest Expense, net - Other interest expense, net, for the three and six months ended July 2, 2016, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents. Other interest expense, net, for the three and six months ended June 27, 2015 (prior to the Spin-Off), was composed primarily of interest expense related to capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Other interest expense, net, included interest expense of $15.2 and $0.9, and interest income of $0.9 and $0.5, respectively, during the three months ended July 2, 2016 and June 27, 2015. Other interest expense, net, included interest expense of $30.4 and $1.7, and interest income of $1.7 and $1.0, respectively, during the six months ended July 2, 2016 and June 27, 2015. See Note 9 to our condensed consolidated and combined financial statements for additional details on our third-party debt.

Income Tax Benefit (Provision) - During the three months ended July 2, 2016, we recorded an income tax benefit of $56.2 on $408.5 of pre-tax loss, resulting in an effective tax rate of 13.8%. This compares to an income tax provision for the three months ended June 27, 2015 of $11.6 on $58.3 of pre-tax income, resulting in an effective tax rate of 19.9%. The effective tax rate for the second quarter of 2016 was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), as (i) the majority of the goodwill for the Power and Energy reporting unit has no basis for income tax purposes and (ii) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets. The effective tax rate for the second quarter of 2016 also reflects the magnified effect that the small amount of our annual forecasted pre-tax loss has on forecasted annual tax expense. The effective tax rate for the second quarter of 2015 was impacted by a tax benefit of $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
During the six months ended July 2, 2016, we recorded an income tax benefit of $62.9 on $447.3 of pre-tax loss, resulting in an effective tax rate of 14.1%. This compares to an income tax provision for the six months ended June 27, 2015 of $22.6 on $92.4 of pre-tax income, resulting in an effective tax rate of 24.5%. The effective tax rate for the first six months of 2016 was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), as (i) the majority of the goodwill for the Power and Energy reporting unit has no basis for income tax purposes and (ii) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets. The effective tax rate for the first six months of 2016 also reflects the magnified effect that the small amount of our annual forecasted pre-tax loss has on forecasted annual tax expense. The effective tax rate for the first six months of 2015 was impacted by a tax benefit of $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
RESULTS OF REPORTABLE SEGMENTS
In January 2016, we changed our internal reporting structure to more precisely present reportable segment revenue and income in certain countries where we conduct business across multiple end markets. As a result of these structural enhancements, certain product line results have been reclassified between reportable segments. Additionally, we changed our measurement of segment income to include stock-based compensation costs associated with segment employees, while stock-based compensation for corporate employees is now reported as a component of corporate expense. These changes in reportable segment revenue and income, as well as in our measurement of segment profitability, are consistent with how our chief operating decision maker, beginning in 2016, assesses operating performance and allocates resources.
Segment results and corporate expense have been recast for all historical periods presented to reflect these changes.
The following information should be read in conjunction with our condensed consolidated and combined financial statements and related notes.
Food and Beverage

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$188.0	$234.8	(19.9)	$372.8	$444.9	(16.2)
Income	19.9	28.6	(30.4)	37.3	51.0	(26.9)
% of revenues	10.6%	12.2%		10.0%	11.5%
Components of revenue decline:
Organic decline			(18.5)			(14.5)
Foreign currency			(1.4)			(1.7)
Net revenue decline			(19.9)			(16.2)
Revenues - For the three and six months ended July 2, 2016, the decrease in revenues, compared to the respective 2015 periods, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the periods against various foreign currencies. The decrease in organic revenue was due primarily to lower revenues from large systems projects as a decline in dairy pricing, which began in 2015, delayed the placement of several large systems orders, particularly for milk powder projects.

Income - For the three and six months ended July 2, 2016, income and margin decreased, compared to the respective periods in 2015, primarily due to the revenue declines noted above. These declines in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives implemented during the periods.
Backlog - The segment had backlog of $345.8 and $427.7 as of July 2, 2016 and June 27, 2015, respectively. Of the $81.9 year-over-year decline in backlog, $75.8 was attributable to an organic decline and $6.1 was due to the impact of changes in various foreign currencies relative to the U.S. dollar as of July 2, 2016, as compared to June 27, 2015. The organic decline was due primarily to the impact of the decline in dairy pricing in 2015 mentioned above and its impact on large systems orders.
Power and Energy

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$155.8	$184.1	(15.4)	$305.5	$357.5	(14.5)
Income	10.0	23.0	(56.5)	12.2	39.0	(68.7)
% of revenues	6.4%	12.5%		4.0%	10.9%
Components of revenue decline:
Organic decline			(11.9)			(11.3)
Foreign currency			(3.5)			(3.2)
Net revenue decline			(15.4)			(14.5)
Revenues - For the three months ended July 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to the impact of lower oil prices on customer order patterns, particularly for upstream and midstream original equipment. Additionally, organic revenue declined as a result of revenues realized from a large nuclear project during the three months ended June 27, 2015 which not recur in the three months ended July 2, 2016.
For the six months ended July 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2016, compared to the respective period of 2015, due to lower oil prices, as well as the impacts mentioned above.
Income - For the three and six months ended July 2, 2016, income and margin decreased, compared to the respective 2015 periods, primarily due to the declines in revenue mentioned above. The decline in margin was also due to competitive pricing pressures and lower utilization rates at certain of our manufacturing locations, partially offset by savings from restructuring actions and other cost reduction initiatives implemented during the periods.
Backlog - The segment had backlog of $364.1 and $512.2 as of July 2, 2016 and June 27, 2015, respectively. Of the $148.1 year-over-year decline in backlog, $121.9 was attributable to an organic decline and $26.2 was attributable to the impact of a stronger U.S. dollar as of July 2, 2016, as compared to June 27, 2015, primarily relative to the Great Britain Pound. The organic decline was due primarily to the impact of lower oil prices mentioned above.

Industrial

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Revenues	$185.0	$196.2	(5.7)	$355.5	$383.9	(7.4)
Income	26.9	27.9	(3.6)	46.3	53.7	(13.8)
% of revenues	14.5%	14.2%		13.0%	14.0%
Components of revenue decline:
Organic decline			(4.2)			(5.6)
Foreign currency			(1.5)			(1.8)
Net revenue decline			(5.7)			(7.4)
Revenues - For the three months ended July 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower sales of hydraulic tools, heat exchangers and dehydration equipment.
For the six months ended July 2, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower large capital project revenues and decreased sales of hydraulic technology equipment into the oil and gas market, as well as lower sales of heat exchangers and dehydration equipment.
Income - For the three months ended July 2, 2016, income decreased, compared to the respective 2015 period, primarily due to the revenue decline noted above. The segment’s margin increased, compared to the respective 2015 period, due to savings from restructuring actions and other cost reduction initiatives implemented during the period.
For the six months ended July 2, 2016, income and margin decreased, compared to the respective 2015 periods, primarily due to the revenue decline noted above. The decline in margin was also due to a lower mix of higher margin products, partially offset by savings from restructuring actions and cost reduction initiatives implemented during the period.
Backlog - The segment had backlog of $170.8 and $193.4 as of July 2, 2016 and June 27, 2015, respectively. Of the $22.6 year-over-year decline in backlog, $18.2 was attributable to an organic decline and $4.4 was attributable to the impact of a stronger U.S. dollar as of July 2, 2016, as compared to June 27, 2015.
CORPORATE AND OTHER EXPENSES

	Three months ended			Six months ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Total consolidated and combined revenues	$528.8	$615.1	(14.0)	$1,033.8	$1,186.3	(12.9)
Corporate expense	12.6	12.4	1.6	31.5	36.2	(13.0)
% of revenues	2.4%	2.0%		3.0%	3.1%
Pension and postretirement expense	1.1	1.0	10.0	2.1	2.0	5.0
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

The increase in corporate expense for the three months ended July 2, 2016, compared to the respective 2015 period, was due to an increase in corporate stock-based compensation, partially offset by a reduction in incentive compensation expense. The decrease in corporate expense for the six months ended July 2, 2016, compared to the respective 2015 period, was due to reductions in corporate stock-based compensation and incentive compensation expense.
The changes in corporate stock-based compensation expense, compared to the respective periods in 2015, reflect primarily (i) changes in the composition of our management team on a year-over-year basis, as well as (ii) the benefit of forfeitures of certain awards during the first three months of 2016. In 2015, our corporate stock-based compensation expense included an allocation of expense related to certain former officers whose awards became fully vested during the first quarter of 2015, based on early retirement provisions contained within the applicable award agreements. In 2016, a greater portion of corporate stock-based compensation expense related to our current management team is being recognized ratably over the relevant performance or service period of the applicable awards.
The decrease in incentive compensation expense is due to lower profitability in the three and six months ended July 2, 2016, compared to the respective periods in 2015.
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
Pension and postretirement expense, as presented herein, represents net periodic benefit expense associated with the plans we sponsor and, in 2015, an allocation of a portion of the net periodic benefit expense associated with the plans sponsored by the former Parent prior to the Spin-Off. See Note 1 to our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.
See Note 8 to our condensed consolidated and combined financial statements for further details on our pension and postretirement plans, as well as our allocated portion of the plans sponsored by the former Parent prior to the Spin-Off.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the six months ended July 2, 2016 and June 27, 2015.
Cash Flow

	Six months ended
	July 2, 2016	June 27, 2015
Cash flows from (used in) operating activities	$(28.6)	$41.0
Cash flows used in investing activities	(28.2)	(21.1)
Cash flows from (used in) financing activities	1.0	(54.6)
Change in cash and equivalents due to changes in foreign currency exchange rates	(11.1)	(6.8)
Net change in cash and equivalents	$(66.9)	$(41.5)
Operating Activities - During the six months ended July 2, 2016, the decrease in cash flows from operating activities, compared to the same period in 2015, was primarily attributable to (i) a decline in segment profitability, (ii) an interest payment of $20.6 related to our senior notes, (iii) an increase in cash spending on restructuring actions, and (iv) pension benefit payments of $12.0 to certain former officers of the Company.

Investing Activities - During the six months ended July 2, 2016, cash flows used in investing activities were comprised primarily of capital expenditures of $30.1 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $2.1. Cash flows used in investing activities during the comparable period in 2015 were comprised primarily of capital expenditures of $22.6 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $1.6.
Financing Activities - During the six months ended July 2, 2016, cash flows from financing activities related primarily to net borrowings under our trade receivables financing arrangement of $11.0, partially offset by net repayments of other financing arrangements of $7.7. Cash flows used in financing activities during the comparable period in 2015 related primarily to net transfers to the former Parent of $48.7 and repayments of related party notes payable of $5.4.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The decrease in cash and equivalents due to foreign currency exchange rates of $11.1 in the six months ended July 2, 2016 reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Great Britain Pound and various other foreign currencies.
The decrease in cash and equivalents due to foreign currency exchange rates of $6.8 in the six months ended June 27, 2015 reflected primarily a reduction in U.S. dollar equivalent balances of Euro-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Euro in the first six months of 2015.
Borrowings and Availability
Borrowings —Debt at July 2, 2016 and December 31, 2015 comprised the following:

	July 2, 2016	December 31, 2015
Domestic revolving loan facility	$2.0	$—
Term loan(1)	400.0	400.0
6.875% senior notes, due in August 2017	600.0	600.0
Trade receivables financing arrangement	11.0	—
Other indebtedness(2)	29.6	37.3
Less: deferred financing fees(3)	(4.1)	(5.2)
Total debt	1,038.5	1,032.1
Less: short-term debt	33.7	28.0
Less: current maturities of long-term debt	20.4	10.3
Total long-term debt	$984.4	$993.8

(1)	The term loan of $400.0 is repayable in quarterly installments of 5.0% annually, beginning with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $8.9 and $9.3 and balances under a purchase card program of $19.5 and $23.6 as of July 2, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
At July 2, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.
Availability — At July 2, 2016, we had $438.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $2.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit, and $7.7 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $11.0. In addition, at July 2, 2016, we had $244.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $255.6 reserved for outstanding letters of credit.
At July 2, 2016, in addition to the revolving lines of credit described above, we had approximately $6.2 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 9 for further information on our borrowings as of July 2, 2016.

Amendment of Senior Credit Facilities — On July 11, 2016, the Company and certain of its subsidiaries entered into an amendment (the “First Amendment”) to the Company’s existing senior credit facilities, dated as of September 1, 2015 (the “Existing Senior Credit Facilities” and, as amended by the First Amendment, the “Senior Credit Facilities”), by and among the Company, the foreign subsidiary borrowers party thereto, the lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as foreign trade facility agent, and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The First Amendment amended the Existing Senior Credit Facilities to, among other things:

•	increase the maximum consolidated leverage ratio that must be maintained by the Company from 3.25:1.00 (or 3.50:1.00 for the four fiscal quarters after certain permitted acquisitions) to 4.00:1.00;

•
require that the Company and the domestic subsidiary guarantors grant to the Administrative Agent valid and perfected first priority security interests in substantially all personal property assets of the Company and the domestic subsidiary guarantors (subject to certain exceptions) and valid first priority mortgages on all domestic real property owned by the Company and the domestic subsidiary guarantors having a fair market value in excess of $10.0; and

•	amend the per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans, to provide for amended fees and margins within various leverage tiers.
The Senior Credit Facilities continue to provide that, if the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral hecurity will be released and the obligations under the Senior Credit Facilities will be unsecured.
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
As of July 2, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
We primarily use the income approach, which uses valuation techniques to convert future amounts to a single present amount. Assets and liabilities measured at fair value on a recurring basis are further discussed below.
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 10 to our condensed consolidated and combined financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and Great Britain Pound.
We had FX forward contracts with an aggregate notional amount of $51.7 and $44.7 outstanding as of July 2, 2016 and December 31, 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $32.3 and $31.6 at July 2, 2016 and December 31, 2015, respectively, with scheduled maturities of $29.3, $2.8 and $0.2 within one, two and three years, respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of July 2, 2016 and December 31, 2015. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $0.2 and $(2.9) for the three months ended July 2, 2016 and June 27, 2015, respectively, and $(3.0) and $0.2 for the six months then ended.

The net fair values of our FX forward contracts and FX embedded derivatives were $1.6 (asset) and $0.5 (asset) at July 2, 2016 and December 31, 2015, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at July 2, 2016 for similar debt, was $1,059.2, compared to our carrying amount of $1,033.7.
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
Other Matters
Contractual Obligations - As of July 2, 2016, there were no material changes in the amounts of our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K. See “Borrowings and Availability” within this MD&A for a discussion regarding the amendment of our senior credit facilities on July 11, 2016.
In addition, on July 8, 2016, we made direct benefit payments of $53.9 related to our domestic nonqualified pension plan to certain former officers of the Company. These payments were funded by borrowings under our senior credit facilities.
Our total net liabilities for unrecognized tax benefits including interest were $11.0 as of July 2, 2016. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $4.0 to $6.0.
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
Global Realignment Program - As previously disclosed in our 2015 Annual Report on Form 10-K, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes which allow us to operate more efficiently. We plan to have approximately $125 in cash outflows in support of our realignment program in 2016. Additionally, we expect to recognize pre-tax charges to earnings of approximately $120 in the aggregate over the course of 2016 and 2017 (we recognized approximately

$50 related to the realignment program during the six months ended July 2, 2016, as discussed in Note 4 to our condensed consolidated and combined financial statements). These realignment actions are expected to be substantially complete by the end of 2017.
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
The following table provides information, as of July 2, 2016, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
6.875% senior notes	$—	$600.0	$—	$—	$—	$—	$600.0	$625.5
Average interest rate							6.875%
Term loan	20.0	20.0	20.0	20.0	320.0	—	400.0	400.0
Average interest rate							2.210%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $51.7 outstanding as of July 2, 2016, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $32.3 at July 2, 2016, with scheduled maturities of $29.3, $2.8 and $0.2 within one, two and three years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.9 (gross assets) and $1.3 (gross liabilities) as of July 2, 2016.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of July 2, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2016.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended July 2, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated and combined financial statements, specifically Note 12, “Litigation and Contingent Liabilities,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report and as stated below, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2015 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.
Our global operations could be negatively impacted by the economic and political instability caused by the
United Kingdom ("UK") vote to leave the European Union ("EU").

The UK held a referendum on June 23, 2016 on its membership in the EU. A majority of UK voters voted to exit the EU (“Brexit”), and negotiations will commence to determine the future terms of the UK’s relationship with the EU, subject to a negotiation period that could last up to two years after the UK government formally initiates the withdraw process, including the terms of trade between the UK and the EU. Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what those terms will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the UK and the EU, which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended July 2, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
4/3/16 - 4/30/16	1,440	$24.59	—
5/1/16 - 5/31/16	1,083	27.19	—
6/1/16 - 7/2/16	1,547	30.08	—
Total	4,070		—
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

SPX FLOW, Inc.
(Registrant)

Date: August 3, 2016	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: August 3, 2016	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
11.1	Statement regarding computation of earnings per share. See condensed consolidated and combined statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended July 2, 2016, formatted in XBRL, including: (i) Condensed Consolidated and Combined Statements of Operations for the three and six months ended July 2, 2016 and June 27, 2015; (ii) Condensed Consolidated and Combined Statements of Comprehensive Income (Loss) for the three and six months ended July 2, 2016 and June 27, 2015; (iii) Condensed Consolidated Balance Sheets at July 2, 2016 and December 31, 2015; (iv) Condensed Consolidated and Combined Statements of Equity for the six months ended July 2, 2016 and June 27, 2015; (v) Condensed Consolidated and Combined Statements of Cash Flows for the six months ended July 2, 2016 and June 27, 2015; and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

__________________________________________________________________