Form 10-Q
period 2016-10-01
SPX FLOW, Inc.
filed 2016-11-02
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of October 28, 2016 were 41,896,501.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION
Item 1 – Condensed Consolidated and Combined Financial Statements
Condensed Consolidated and Combined Statements of Operations for the Three and Nine Months Ended October 1, 2016 and September 26, 2015 (Unaudited)	1
Condensed Consolidated and Combined Statements of Comprehensive Loss for the Three and Nine Months Ended October 1, 2016 and September 26, 2015 (Unaudited)	2
Condensed Consolidated Balance Sheets as of October 1, 2016 and December 31, 2015 (Unaudited)	3
Condensed Consolidated and Combined Statements of Equity for the Nine Months Ended October 1, 2016 and September 26, 2015 (Unaudited)	4
Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended October 1, 2016 and September 26, 2015 (Unaudited)	5
Notes to Condensed Consolidated and Combined Financial Statements	6
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	39
Item 4 – Controls and Procedures	39

PART II - OTHER INFORMATION
Item 1 – Legal Proceedings	40
Item 1A – Risk Factors	40
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 4 – Mine Safety Disclosures	40
Item 6 – Exhibits	41

SIGNATURES	42

INDEX TO EXHIBITS	43

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated and Combined Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenues	$466.8	$589.5	$1,500.6	$1,775.8
Costs and expenses:
Cost of products sold	320.7	391.6	1,028.5	1,178.4
Selling, general and administrative	107.4	135.9	359.8	418.0
Intangible amortization	4.4	5.8	15.8	17.7
Impairment of goodwill and intangible assets	—	15.0	426.4	15.0
Special charges, net	12.5	34.6	64.3	41.7
Operating income (loss)	21.8	6.6	(394.2)	105.0

Other income (expense), net	0.2	(2.2)	(2.4)	2.1
Related party interest income (expense), net	—	7.4	—	(2.2)
Other interest expense, net	(14.2)	(0.3)	(42.9)	(1.0)
Loss on early extinguishment of debt	(38.9)	—	(38.9)	—
Income (loss) before income taxes	(31.1)	11.5	(478.4)	103.9
Income tax benefit (provision)	26.9	(15.7)	89.8	(38.3)
Net income (loss)	(4.2)	(4.2)	(388.6)	65.6
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	—	(0.8)
Net income (loss) attributable to SPX FLOW, Inc.	$(4.7)	$(4.1)	$(388.6)	$66.4

Basic income (loss) per share of common stock	$(0.11)	$(0.10)	$(9.41)	$1.63
Diluted income (loss) per share of common stock	$(0.11)	$(0.10)	$(9.41)	$1.62

Weighted-average number of common shares outstanding — basic	41.383	40.809	41.307	40.809
Weighted-average number of common shares outstanding — diluted	41.383	40.809	41.307	40.932
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in millions)

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income (loss)	$(4.2)	$(4.2)	$(388.6)	$65.6
Other comprehensive loss, net:
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.0 for the nine months ended September 26, 2015	—	—	—	(0.1)
Pension liability adjustment, net of tax benefit of $0.0 for the three and nine months ended September 26, 2015	—	(0.1)	—	(0.1)
Foreign currency translation adjustments	(12.0)	(43.9)	(52.7)	(136.7)
Other comprehensive loss, net	(12.0)	(44.0)	(52.7)	(136.9)
Total comprehensive loss	(16.2)	(48.2)	(441.3)	(71.3)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	1.1	(0.9)	0.6	(2.5)
Total comprehensive loss attributable to SPX FLOW, Inc.	$(17.3)	$(47.3)	$(441.9)	$(68.8)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 1, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$227.9	$295.9
Accounts receivable, net	462.2	483.9
Inventories, net	309.0	305.2
Other current assets	76.8	72.4
Total current assets	1,075.9	1,157.4
Property, plant and equipment:
Land	37.5	37.7
Buildings and leasehold improvements	250.7	224.9
Machinery and equipment	432.7	483.9
	720.9	746.5
Accumulated depreciation	(328.6)	(314.1)
Property, plant and equipment, net	392.3	432.4
Goodwill	759.9	1,023.4
Intangibles, net	379.3	579.4
Other assets	142.6	111.6
TOTAL ASSETS	$2,750.0	$3,304.2

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$209.5	$227.1
Accrued expenses	365.6	467.3
Income taxes payable	23.6	31.7
Short-term debt	116.2	28.0
Current maturities of long-term debt	20.3	10.3
Total current liabilities	735.2	764.4
Long-term debt	977.8	993.8
Deferred and other income taxes	67.5	142.0
Other long-term liabilities	128.6	133.4
Total long-term liabilities	1,173.9	1,269.2
Commitments and contingent liabilities (Note 12)
Mezzanine equity (Note 12)	20.6	—
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,021,611 issued and 41,868,949 outstanding at October 1, 2016, and 41,429,014 issued and 41,386,740 outstanding at December 31, 2015	0.4	0.4
Paid-in capital	1,637.4	1,621.7
Retained earnings (accumulated deficit)	(378.4)	21.1
Accumulated other comprehensive loss	(436.0)	(382.7)
Common stock in treasury (152,662 shares at October 1, 2016, and 42,274 shares at December 31, 2015)	(4.3)	(1.4)
Total SPX FLOW, Inc. shareholders' equity	819.1	1,259.1
Noncontrolling interests	1.2	11.5
Total equity	820.3	1,270.6
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,750.0	$3,304.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Nine months ended October 1, 2016
	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net loss	—	—	—	(388.6)	—	—	(388.6)	—	(388.6)
Other comprehensive loss, net	—	—	—	—	(53.3)	—	(53.3)	0.6	(52.7)
Incentive plan activity	0.3	—	5.2	—	—	—	5.2	—	5.2
Stock-based compensation expense	—	—	14.0	—	—	—	14.0	—	14.0
Restricted stock and restricted stock unit vesting, including related tax provision of $3.2 and net of tax withholdings	0.2	—	(3.5)	—	—	(2.9)	(6.4)	—	(6.4)
Adjustment to mezzanine equity and reclassification from noncontrolling interests	—	—	—	(10.9)	—	—	(10.9)	(9.7)	(20.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at October 1, 2016	41.9	$0.4	$1,637.4	$(378.4)	$(436.0)	$(4.3)	$819.1	$1.2	$820.3

	Nine months ended September 26, 2015
	Common Stock		Paid-In Capital	Former Parent Company Investment	Accumulated Other Comprehensive Loss	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2014	—	$—	$—	$2,144.6	$(219.2)	$1,925.4	$13.4	$1,938.8
Net income (loss)	—	—	—	66.4	—	66.4	(0.8)	65.6
Other comprehensive loss, net	—	—	—	—	(135.2)	(135.2)	(1.7)	(136.9)
Net transfers to former parent	—	—	—	(597.2)	—	(597.2)	—	(597.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Reclassification of former parent company investment to common stock and paid-in capital	41.3	0.4	1,613.4	(1,613.8)	—	—	—	—
Balance at September 26, 2015	41.3	$0.4	$1,613.4	$—	$(354.4)	$1,259.4	$10.7	$1,270.1

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 1, 2016	September 26, 2015
Cash flows from (used in) operating activities:
Net income (loss)	$(388.6)	$65.6
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges, net	64.3	41.7
Impairment of goodwill and intangible assets	426.4	15.0
Deferred income taxes	(100.2)	(11.2)
Depreciation and amortization	49.7	44.3
Stock-based compensation	14.2	—
Pension and other employee benefits	7.3	9.8
Gain on asset sales and other, net	(1.4)	(1.2)
Loss on early extinguishment of debt	38.9	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	30.7	(27.2)
Inventories	(5.0)	(26.9)
Accounts payable, accrued expenses and other	(77.2)	(41.9)
Domestic pension payments	(65.9)	—
Cash spending on restructuring actions	(43.2)	(11.4)
Net cash from (used in) operating activities	(50.0)	56.6
Cash flows used in investing activities:
Proceeds from asset sales and other, net	2.4	5.3
Increase in restricted cash	(0.2)	(0.5)
Capital expenditures	(37.3)	(43.1)
Net cash used in investing activities	(35.1)	(38.3)
Cash flows from (used in) financing activities:
Proceeds from issuance of senior notes	600.0	—
Repurchases of senior notes (includes premiums paid of $36.4)	(636.4)	—
Borrowings under senior credit facilities	328.0	455.0
Repayments of senior credit facilities	(260.0)	—
Borrowings under trade receivables financing arrangement	79.9	—
Repayments of trade receivables financing arrangement	(53.7)	—
Repayments of related party notes payable	—	(5.4)
Borrowings under other financing arrangements	1.2	1.0
Repayments of other financing arrangements	(12.8)	(2.7)
Minimum withholdings paid on behalf of employees for net share settlements, net	(3.2)	—
Financing fees paid	(12.6)	(6.2)
Dividends paid to noncontrolling interests in subsidiary	(1.2)	(0.2)
Change in former parent company investment	—	(453.9)
Net cash from (used in) financing activities	29.2	(12.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(12.1)	(15.4)
Net change in cash and equivalents	(68.0)	(9.5)
Consolidated and combined cash and equivalents, beginning of period	295.9	216.6
Consolidated and combined cash and equivalents, end of period	$227.9	$207.1
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
Basis of Presentation
We prepared the condensed consolidated and combined financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. In our opinion, these financial statements include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation.
Our condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015, and financial activity presented in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended October 1, 2016 and of equity and cash flows for the nine months ended October 1, 2016, consist of the consolidated balances of SPX FLOW as an independent, publicly traded company as of and during the periods then ended. The basis of presentation for periods prior to the Spin-Off is discussed below. These financial statements, including the periods presented prior to the Spin-Off, have been prepared in conformity with GAAP, and the unaudited information included herein should be read in conjunction with our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
As discussed further in Note 3, segment results and corporate expense for the three and nine months ended September 26, 2015 have been recast to (i) reflect the reclassification of certain product line results in order to more precisely present our results by reportable segment, (ii) include stock-based compensation costs associated with segment employees in segment income, and (iii) include stock-based compensation costs associated with corporate employees in corporate expense.

Certain operating cash flow amounts in the accompanying condensed combined statement of cash flows for the nine months ended September 26, 2015 have been reclassified to conform to the current year presentation.
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
Basis of Presentation Prior to the Spin-Off
Our condensed combined statements of operations and comprehensive loss for the three and nine months ended September 26, 2015 and of equity and cash flows for the nine months ended September 26, 2015, were prepared on a “carve out” basis and were derived from the condensed consolidated financial statements and accounting records of the former Parent and SPX FLOW for the historical periods presented. These condensed combined statements do not necessarily reflect what the results of operations, financial position, and cash flows would have been had SPX FLOW operated as an independent company for the historical periods reported.
The condensed combined statements of operations for the three and nine months ended September 26, 2015 included costs for certain centralized functions and programs provided and/or administered by the former Parent that were charged directly to the former Parent’s business units, including business units of SPX FLOW. These centralized functions and programs included, but were not limited to, information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. During the three and nine months ended September 26, 2015, $28.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

and $81.0 of such costs, respectively, were directly charged to the Company's business units and were included in selling, general and administrative expenses in the accompanying condensed combined statements of operations.
For purposes of preparing these condensed combined statements of operations and comprehensive loss for the three and nine months ended September 26, 2015 and of equity and cash flows for the nine months ended September 26, 2015, a portion of the former Parent’s total corporate expenses were allocated to SPX FLOW. These expense allocations included the cost of corporate functions and/or resources provided by the former Parent which included, but were not limited to, executive management, finance and accounting, legal, and human resources support, and the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China, as well as related benefit costs associated with such functions, such as pension and postretirement benefits and stock-based compensation. During the three and nine months ended September 26, 2015, the Company was allocated $14.3 and $50.7 of such general corporate and related benefit costs, respectively, which were primarily included within selling, general and administrative expenses in the accompanying condensed combined statements of operations.
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
In August 2016, the FASB issued an amendment that updates the guidance as to how certain cash receipts and payments should be presented and classified pertaining to, among other items, debt, contingent consideration in business combinations, proceeds from certain insurance settlements, distributions received from equity method investees, securitization transactions, and separately identifiable cash flows. The amendment is intended to reduce the existing diversity in practice and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, including retrospective application. We have adopted this amendment as of October 1, 2016 and have accordingly reflected our debt prepayment premiums and extinguishment costs as financing cash outflows during the nine months then ended.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China for the period subsequent to the Spin-Off, and includes allocations of the cost of corporate functions and/or resources provided by the former Parent prior to the Spin-Off. A detailed description of the methodology used to allocate corporate-related costs prior to the Spin-Off can be found in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
Financial data for our reportable segments for the three and nine months ended October 1, 2016 and September 26, 2015 were as follows:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Revenues(1):
Food and Beverage	$173.0	$205.9	$545.8	$650.8
Power and Energy	127.3	198.5	432.8	556.0
Industrial	166.5	185.1	522.0	569.0
Total revenues	$466.8	$589.5	$1,500.6	$1,775.8

Income:
Food and Beverage	$19.6	$27.1	$56.9	$78.1
Power and Energy	5.5	26.5	17.7	65.5
Industrial	23.0	25.7	69.3	79.4
Total income for reportable segments	48.1	79.3	143.9	223.0

Corporate expense	13.8	14.1	45.3	50.3
Pension and postretirement expense	—	9.0	2.1	11.0
Impairment of goodwill and intangible assets	—	15.0	426.4	15.0
Special charges, net	12.5	34.6	64.3	41.7
Consolidated and combined operating income (loss)	$21.8	$6.6	$(394.2)	$105.0

(1)
We recognized revenues under the percentage-of-completion method of $72.2 and $117.0 in the three months ended October 1, 2016 and September 26, 2015, respectively. For the nine months ended October 1, 2016 and September 26, 2015, revenues under the percentage-of-completion method were $258.5 and $354.8, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage-of-completion method were $97.8 and $87.4 as of October 1, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $55.7 and $52.9 as of October 1, 2016 and December 31, 2015, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(4)     SPECIAL CHARGES, NET
Special charges, net, for the three and nine months ended October 1, 2016 and September 26, 2015 were as follows:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Food and Beverage	$3.0	$21.8	$17.5	$24.5
Power and Energy	(0.3)	8.5	12.0	10.8
Industrial	2.1	3.8	9.1	5.9
Other	7.7	0.5	25.7	0.5
Total	$12.5	$34.6	$64.3	$41.7
Global Realignment Program
As disclosed in our 2015 Annual Report on Form 10-K, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges for the three and nine months ended October 1, 2016 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments.
Special Charges, Net, By Reportable Segment
Food and Beverage — Charges for the three months ended October 1, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and, to a lesser extent, (ii) a reorganization of the segment’s management structure.
Charges for the nine months ended October 1, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, (ii) various other restructuring initiatives in Europe, the U.S., China and Brazil and, to a lesser extent, (iii) a reorganization of the segment’s management structure.
Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe and, to a lesser extent, (ii) restructuring initiatives in South America and the U.S.
Power and Energy — The credit for the three months ended October 1, 2016 related primarily to a revision of the accruals for certain 2016 restructuring initiatives, partially offset by charges related to a reorganization of the segment’s management structure.
Charges for the nine months ended October 1, 2016 related primarily to severance and other costs associated with the global realignment program in the U.K., France, Germany and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which has resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. Charges for the nine months ended October 1, 2016 also included, to a lesser extent, an asset impairment charge of $1.5 related to certain long-lived assets and a reorganization of the segment's management structure.
Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014, which resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets.
Industrial — Charges for the three months ended October 1, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other facilities in Asia Pacific, and (ii) a reorganization of the segment’s management structure.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Charges for the nine months ended October 1, 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other facilities in North America and Asia Pacific, (ii) various other global restructuring initiatives and, to a lesser extent, (iii) a reorganization of the segment’s management structure.
Charges for the three and nine months ended September 26, 2015 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and (ii) a reorganization of the commercial and operational structure of certain of the segment's businesses in Europe and the U.S.
Other — Charges for the three months ended October 1, 2016 reflected (i) asset impairment charges of $5.2 related to certain corporate assets held for sale and, to a lesser extent, certain other long-lived assets, and (ii) severance and other related costs associated with the global realignment program. Charges for the nine months ended October 1, 2016 related primarily to corporate asset impairment charges of $17.8, as well as severance and other related costs associated with the global realignment program. Asset impairment charges resulted primarily from management’s decision during the first quarter of 2016 to market certain corporate assets for sale. Those assets, which have an estimated fair value of approximately $22.0, were marketed for sale beginning in the second quarter and, accordingly, are considered held for sale and reported as a component of "Other current assets" in the condensed consolidated balance sheet as of October 1, 2016.
Charges for the three and nine months ended September 26, 2015 related primarily to an allocation of special charges associated with SPX's corporate functions and activities.
Expected charges still to be incurred under actions approved as of October 1, 2016 were approximately $2.4.
The following is an analysis of our restructuring liabilities for the nine months ended October 1, 2016 and September 26, 2015:

	Nine months ended
	October 1, 2016	September 26, 2015
Balance at beginning of year	$32.9	$9.2
Special charges(1)	45.0	41.0
Utilization — cash	(43.2)	(11.4)
Currency translation adjustment and other	0.6	(1.5)
Balance at end of period	$35.3	$37.3

(1)
Amounts that impacted special charges but not the restructuring liabilities included $19.3 of asset impairment charges during the nine months ended October 1, 2016, and $0.7 of asset impairment and non-cash charges allocated from SPX during the nine months ended September 26, 2015.

(5)    INVENTORIES, NET
Inventories at October 1, 2016 and December 31, 2015 comprised the following:

	October 1, 2016	December 31, 2015
Finished goods	$87.8	$87.5
Work in process	97.1	88.8
Raw materials and purchased parts	130.4	135.2
Total FIFO cost	315.3	311.5
Excess of FIFO cost over LIFO inventory value	(6.3)	(6.3)
Total inventories	$309.0	$305.2
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 8% and 5% of total inventory at October 1, 2016 and December 31, 2015, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the nine months ended October 1, 2016 were as follows:

	December 31, 2015	Goodwill Resulting from Business Combinations	Impairments	Foreign Currency Translation and Other(1)	October 1, 2016
Food and Beverage	$269.9	$—	$—	$0.5	$270.4
Power and Energy(2)	538.9	—	(252.8)	(20.0)	266.1
Industrial(3)	214.6	—	—	8.8	223.4
Total	$1,023.4	$—	$(252.8)	$(10.7)	$759.9

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

(2)	The carrying amount of goodwill included $250.4 and $0.0 of accumulated impairments as of October 1, 2016 and December 31, 2015, respectively.

(3)	The carrying amount of goodwill included $67.7 of accumulated impairments as of October 1, 2016 and December 31, 2015.
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
The results of our interim goodwill impairment test conducted as of December 31, 2015 indicated the estimated fair value of the Power and Energy reporting unit exceeded its carrying value by approximately 3%, while the carrying value of the Power and Energy segment goodwill was $538.9 as of December 31, 2015. Our assumptions in the December 31, 2015 interim impairment test included, among others, that (i) first half 2016 order trends would remain comparable to those obtained in the fourth quarter of 2015, (ii) targeted cost savings could be executed as planned and cost savings would, in part, be realized by the end of 2016, and (iii) current and forward EBITDA multiples would remain consistent with oil and gas industry transactions observed in the preceding twelve months.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

As of October 1, 2016, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.
We will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units, including Power and Energy. Adverse changes to or a failure to achieve the updated order rates or cash flow projections included in the interim impairment test as of July 2, 2016 of our Power and Energy reporting unit, as discussed above, or further deterioration of macroeconomic conditions and/or significant declines in industry multiples, could result in future impairments, which could be material.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	October 1, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$219.8	$(103.8)	$116.0	$344.0	$(94.1)	$249.9
Technology	95.6	(42.3)	53.3	122.1	(38.0)	84.1
Patents	6.7	(5.0)	1.7	6.7	(4.6)	2.1
Other	12.8	(10.3)	2.5	13.0	(10.3)	2.7
	334.9	(161.4)	173.5	485.8	(147.0)	338.8
Trademarks with indefinite lives	205.8	—	205.8	240.6	—	240.6
Total	$540.7	$(161.4)	$379.3	$726.4	$(147.0)	$579.4
At October 1, 2016, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $79.0 in Power and Energy, $66.0 in Food and Beverage, and $28.5 in Industrial. During the three months ended October 1, 2016, $5.2 of technology assets were reclassified from the Industrial segment to the Food and Beverage segment in connection with the relocation of a manufacturing facility in Denmark to an existing facility in Poland, as also discussed in Note 4. Trademarks with indefinite lives consisted of the following by reportable segment: $99.5 in Food and Beverage, $60.6 in Industrial and $45.7 in Power and Energy.
During the second quarter of 2016, as described in the “Goodwill” section above, we observed sustained quarterly order rates for Power and Energy below order intake levels in the fourth quarter of 2015 and operating results below our previous expectations, and thus determined an interim test of recoverability was required for the definite and indefinite-lived intangibles of that reporting segment. Based on market conditions as of July 2, 2016 and backlog positions falling below prior periods, we reduced our estimates of the expected future revenues from recorded intangible assets in the Power and Energy reporting unit.
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
Other changes in the gross carrying values of trademarks and other identifiable intangible assets during the nine months ended October 1, 2016 related primarily to foreign currency translation.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(7)    WARRANTY
The following is an analysis of our product warranty accrual for the periods presented:

	Nine months ended
	October 1, 2016	September 26, 2015
Balance at beginning of year	$14.8	$18.4
Provisions	6.5	7.4
Usage	(9.1)	(8.7)
Currency translation adjustment	(0.1)	(2.0)
Balance at end of period	12.1	15.1
Less: Current portion of warranty	11.4	13.9
Non-current portion of warranty	$0.7	$1.2
(8)    EMPLOYEE BENEFIT PLANS
Pension and postretirement expense includes net periodic benefit expense associated with defined benefit pension and postretirement plans we sponsor and, in 2015, an allocation of a portion of the net periodic benefit expense associated with defined benefit pension and postretirement plans sponsored by the former Parent.
Components of Net Periodic Pension and Postretirement Benefit Expense
In connection with the Spin-Off, we assumed certain domestic nonqualified pension obligations from the former Parent and formed a new nonqualified plan, resulting in the remeasurement of such obligations as of September 26, 2015 and recognition of an actuarial loss of $7.4. This actuarial loss was recorded as a component of "Selling, general, and administrative" expense during the three and nine months ended September 26, 2015 in the accompanying condensed consolidated and combined statements of operations. In addition to the actuarial loss recognized, we recorded $0.0 and $0.2 of net periodic benefit expense related to the domestic postretirement plan we sponsor for the three and nine months ended September 26, 2015, respectively.
On July 8, 2016, we made direct benefit payments of $53.9 related to our domestic nonqualified pension plan to certain former officers of the Company, which resulted in a partial settlement and remeasurement of the plan’s remaining obligations during the third quarter of 2016. The settlement and remeasurement of this plan resulted in the recognition of a $0.8 actuarial gain during the three and nine months ended October 1, 2016. In addition to the actuarial gain recognized, we recorded net periodic benefit expense for the domestic pension and postretirement plans we sponsor of $0.3 and $1.4 for the three and nine months ended October 1, 2016, respectively, which was comprised of service and interest costs.
The net periodic pension benefit expense for the foreign pension plans we sponsor was $0.5 and $0.8 for the three months ended October 1, 2016 and September 26, 2015, respectively, and $1.5 and $2.2, respectively, for the nine months then ended, and was comprised primarily of service and interest costs.
Net periodic benefit cost allocated to the Company related to the plans sponsored by the former Parent was $0.8 and $1.2 for the three and nine months ended September 26, 2015, respectively.
Employer Contributions
During the nine months ended October 1, 2016, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(9)    INDEBTEDNESS
Debt at October 1, 2016 and December 31, 2015 comprised the following:

	October 1, 2016	December 31, 2015
Domestic revolving loan facility	$73.0	$—
Term loan(1)	395.0	400.0
5.625% senior notes, due in August 2024	300.0	—
5.875% senior notes, due in August 2026	300.0	—
6.875% senior notes(2)	—	600.0
Trade receivables financing arrangement	26.2	—
Other indebtedness(3)	32.9	37.3
Less: deferred financing fees(4)	(12.8)	(5.2)
Total debt	1,114.3	1,032.1
Less: short-term debt	116.2	28.0
Less: current maturities of long-term debt	20.3	10.3
Total long-term debt	$977.8	$993.8

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
On August 10, 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 to "Loss on early extinguishment of debt" during the third quarter of 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.

(3)
Primarily includes capital lease obligations of $15.9 and $9.3 and balances under a purchase card program of $16.6 and $23.6 as of October 1, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K. Our senior notes are discussed further below.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.6% at October 1, 2016.
At October 1, 2016, we had $367.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $73.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit. At October 1, 2016, we had no available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $26.2. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at October 1, 2016, we had $245.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $254.4 reserved for outstanding letters of credit.
At October 1, 2016, in addition to the revolving lines of credit described above, we had approximately $5.4 of letters of credit outstanding under separate arrangements in China and India.
At October 1, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.
Amendment of Senior Credit Facilities
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

•	include an additional pricing tier of per annum fees charged and amend the interest rate margins applicable to Eurodollar and alternate base rate loans.
The Senior Credit Facilities continue to provide that, if the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral security will be released and the obligations under the Senior Credit Facilities will be unsecured.
New Senior Notes
On August 10, 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid. The Notes were issued pursuant to indentures, each dated August 10, 2016, among the Company, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (the “Indentures”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.
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
The Notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, and are effectively junior to our senior credit facilities and trade receivables financing arrangement. The Notes are guaranteed by all of our existing and future domestic subsidiaries that guarantee our senior credit facilities, subject to certain exceptions. The likelihood of our domestic subsidiaries having to make payments under the guarantee is considered remote.
Each of the Indentures contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) grant liens on its assets; (ii) enter into sale and leaseback transactions; and (iii) consummate mergers or transfer certain of its assets.
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
We had FX forward contracts with an aggregate notional amount of $41.8 and $44.7 outstanding as of October 1, 2016 and December 31, 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $26.9 and $31.6 at October 1, 2016 and December 31, 2015, respectively, with scheduled maturities of $22.6, $3.3 and $1.0 within one, two and three years, respectively. The unrealized losses, net of tax,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

recorded in accumulated other comprehensive loss related to FX forward contracts were $0.0 and less than $0.1 as of October 1, 2016 and December 31, 2015, respectively. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $0.1 and $(0.1) for the three months ended October 1, 2016 and September 26, 2015, respectively, and $(2.9) and $0.1 for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $3.3 and $2.0 (gross assets) and $1.2 and $1.5 (gross liabilities) at October 1, 2016 and December 31, 2015, respectively.
(11)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
Prior to the Spin-Off, SPX FLOW had no common shares outstanding. On September 26, 2015, 41.322 SPX FLOW common shares were distributed to the former Parent's shareholders in conjunction with the Spin-Off. For comparative purposes, basic shares outstanding reflect this amount in all periods presented prior to the Spin-Off.  For purposes of computing dilutive shares, unvested SPX FLOW awards at the Spin-Off date were assumed to have been issued and outstanding from January 1, 2015.  The resulting number of weighted-average dilutive shares has been used for the three and nine months ended September 26, 2015. The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Weighted-average shares outstanding, basic	41.383	40.809	41.307	40.809
Dilutive effect of share-based awards	—	—	—	0.123
Weighted-average shares outstanding, dilutive(1)	41.383	40.809	41.307	40.932

(1)
For the three and nine months ended October 1, 2016, an aggregate of 0.747 and 0.796, respectively, of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the periods. For the three and nine months ended October 1, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.119 and 0.290, respectively. For the three months ended September 26, 2015, an aggregate of 0.998 unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the nine months ended September 26, 2015, 0.479 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K) were not met. For the nine months ended September 26, 2015, 0.396 of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.

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
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under the former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2013 and 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense of $0.3 and $0.9 related to the modification was recognized in the three and nine months ended October 1, 2016, and the remaining $0.3 related to the modification will be recognized over the remaining service periods of the related awards.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 2.107 unissued shares of our common stock were available for future grant as of October 1, 2016. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the exercise of options, vesting of restricted stock units, or granting of restricted stock shares. Each stock option, restricted stock share and restricted stock unit granted reduces share availability under the Stock Plan by one share.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and nine months ended October 1, 2016 and September 26, 2015, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated and combined statements of operations as follows:

	Three months ended		Nine months ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Expense associated with individuals attributable to SPX FLOW's operations	$2.7	$1.7	$13.3	$5.8
Allocation of expense historically associated with the former Parent's corporate employees(1)	—	2.0	—	13.4
Expense related to modification as of Spin-Off date	0.3	1.2	0.9	1.2
Stock-based compensation expense	3.0	4.9	14.2	20.4
Income tax benefit	(1.1)	(1.9)	(5.2)	(7.7)
Stock-based compensation expense, net of income tax benefit	$1.9	$3.0	$9.0	$12.7

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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended October 1, 2016, for the Company's employees:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	1.128	$51.13
Granted	0.731	27.99
Vested	(0.303)	54.78
Forfeited and other	(0.353)	40.49
Outstanding at October 1, 2016	1.203	$38.77
As of October 1, 2016, there was $16.1 of unrecognized compensation cost related to SPX FLOW's restricted stock share and restricted stock unit compensation arrangements, including the effect of the modification discussed above. We expect this cost to be recognized over a weighted-average period of 1.8 years.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company. The number of outstanding SPX FLOW stock options, after reflecting (i) the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015, and (ii) the conversion of the former Parent stock options to SPX FLOW stock options, was 0.396. After reflecting 0.025 of forfeitures during the fourth quarter of 2015, there were 0.371 of SPX FLOW options outstanding as of October 1, 2016 and December 31, 2015, of which 0.285 were exercisable as of October 1, 2016.
As a result of the conversion of the stock options, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. Other terms of the SPX FLOW stock options are the same as those discussed above.
As of October 1, 2016, there was $0.6 of unrecognized compensation cost related to SPX FLOW stock options. We expect this cost to be recognized over a weighted-average period of 1.3 years.
Accumulated Other Comprehensive Loss
The primary component of accumulated other comprehensive loss as of October 1, 2016 and December 31, 2015, was foreign currency translation adjustment. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were $0.0 and less than $0.1 as of October 1, 2016 and December 31, 2015, respectively. Changes in accumulated other comprehensive loss for the three and nine months ended October 1, 2016, related solely to foreign currency translation adjustment.
Changes in accumulated other comprehensive loss for the three and nine months ended September 26, 2015, related primarily to foreign currency translation adjustment of $(43.1) and $(135.0), respectively. See the condensed consolidated and combined statement of comprehensive loss for other changes in accumulated other comprehensive loss for the three and nine months ended September 26, 2015.
Common Stock in Treasury
During the three and nine months ended October 1, 2016, “Common stock in treasury” was increased by $0.2 and $2.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
(12)    LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow these minority shareholders to sell their common stock to the controlling shareholders (wholly owned subsidiaries of SPX Flow, Inc.) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in Mezzanine Equity of our condensed consolidated balance sheet as of October 1, 2016 are stated at the the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(13)    INCOME TAXES
Unrecognized Tax Benefits
As of October 1, 2016, we had gross unrecognized tax benefits of $14.8 (net unrecognized tax benefits of $5.5), of which $5.5, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 1, 2016, gross accrued interest totaled $1.8 (net accrued interest of $1.8), and there was no accrual for penalties included in our unrecognized tax benefits.
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
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries due to the Spin-Off. Because activities that gave rise to these unrecognized tax benefits related to the Company's operations for the three and nine months ended September 26, 2015, the impact of these items was recorded to "Income tax provision" within our condensed combined statements of operations, with the offset recorded to "Former parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" in our condensed consolidated balance sheet as of December 31, 2015.
In addition, some of the Company's tax returns previously included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, the subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets. However, since the potential obligations were the result of activities associated with operations that were not part of the Spin-Off, we have not reflected any related amounts within our "Income tax provision" for the three and nine months ended September 26, 2015, but have instead recorded the amounts directly to "Former parent company investment" within our condensed combined balance sheets prior to the Spin-Off date, which have been reclassified to "Paid-in capital" in our condensed consolidated balance sheet as of December 31, 2015.
Other Tax Matters
During the three months ended October 1, 2016, we recorded an income tax benefit of $26.9 on $31.1 of pre-tax loss, resulting in an effective tax rate of 86.5%. This compares to an income tax provision for the three months ended September 26, 2015 of $15.7 on $11.5 of pre-tax income, resulting in an effective tax rate of 136.5%. The effective tax rate for the third quarter of 2016 was impacted by an income tax benefit of $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country. The effective tax rate for the third quarter of 2016 also reflects the dilutive effect that the large annual forecasted pre-tax loss has on forecasted annual tax expense, since a significant portion of the pre-tax loss relates to the goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit in the second quarter of which a majority of the goodwill had no basis for income tax purposes. The effective tax rate for the third quarter of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected annual pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized.
During the nine months ended October 1, 2016, we recorded an income tax benefit of $89.8 on $478.4 of pre-tax loss, resulting in an effective tax rate of 18.8%. This compares to an income tax provision for the nine months ended September 26, 2015 of $38.3 on $103.9 of pre-tax income, resulting in an effective tax rate of 36.9%. The effective tax rate for the first nine months of 2016 was impacted by income tax benefits of (i) $47.1 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 11.0%), as (a) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country, as previously discussed. The effective

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

tax rate for the first nine months of 2016 also reflects the dilutive effect that the large annual forecasted pre-tax loss has on forecasted annual tax expense, as noted above. The effective tax rate for the first nine months of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected annual pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized, partially offset by tax benefits of $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
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
We have various non-U.S. income tax returns under examination. The most significant of these is in Germany for the 2010 through 2014 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the nine months ended October 1, 2016 and September 26, 2015.
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
As of October 1, 2016 and December 31, 2015, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $3.3 and $2.0 (gross assets) and $1.2 and $1.5 (gross liabilities), respectively. As of October 1, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Investments in Equity Securities
Certain of our investments in equity securities that are not readily marketable are accounted for under the fair value option and are classified as Level 3 assets in the fair value hierarchy, with such values determined by multidimensional pricing models. These models consider market activity based on modeling of securities with similar credit quality, duration, yield and structure. A variety of inputs are used, including benchmark yields, reported trades, non-binding broker/dealer quotes, issuer spread and reference data including market research publications. Market indicators, industry and economic events are also considered. We have not made any adjustments to the inputs obtained from the independent sources. At October 1, 2016 and December 31, 2015, these assets had a fair value of $7.9 and $8.1, respectively.
The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended October 1, 2016 and September 26, 2015, including net unrealized gains (losses) recorded to “Other income (expense), net.”

	Nine months ended
	October 1, 2016	September 26, 2015
Balance at beginning of year	$8.1	$7.4
Unrealized gains (losses) recorded to earnings	(0.2)	0.9
Balance at end of period	$7.9	$8.3
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in "Mezzanine equity" using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to "Mezzanine equity" and "Retained earnings (accumulated deficit)." Refer to Note 12 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2015, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual and interim evaluation of goodwill and other intangible assets for impairment, including the goodwill and intangible asset impairment charge recognized during the nine months ended October 1, 2016.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of October 1, 2016 and December 31, 2015 were as follows:

	October 1, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$73.0	$73.0	$—	$—
Term loan(1)	395.0	395.0	400.0	400.0
5.625% Senior notes(1)	300.0	303.0	—	—
5.875% Senior notes(1)	300.0	303.8	—	—
6.875% Senior notes(1)	—	—	600.0	637.5
Trade receivables financing arrangement	26.2	26.2	—	—
Other indebtedness	17.0	17.0	28.0	28.0

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015 approximate fair value due to the short-term nature of those instruments.
(15)    RELATED PARTY TRANSACTIONS
Allocation of General Corporate Expenses

The condensed combined statements of operations for the three and nine months ended September 26, 2015 include expenses for certain centralized functions and other programs provided and/or administered by the former Parent charged directly to business units of the Company. In addition, for purposes of preparing these condensed combined financial statements for periods prior to the Spin-Off on a “carve-out” basis, a portion of the former Parent's total corporate expenses have been allocated to the Company. A detailed description of the methodology used to allocate corporate-related costs is included in our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K.
Related Party Interest
We recorded interest income of $7.4 and $26.2 for the three and nine months ended September 26, 2015, respectively, associated with related party notes receivable outstanding during the periods, with the former Parent serving as the counterparty. These related party notes were transferred to SPX or canceled by the Company with a corresponding decrease to "Former parent company investment" of $669.7 during the third quarter of 2015. The related party notes receivable had a weighted-average interest rate of approximately 5.0% prior to their transfer to SPX or cancellation by the Company.
We recorded interest expense of $0.0 and $28.4 for the three and nine months ended September 26, 2015, respectively, associated with related party notes payable outstanding during the periods, with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as counterparties. Related party notes payable of $600.5 and $390.8 were extinguished by way of capital contributions to the Company by the former Parent during the second and third quarters of 2015, respectively. The related party notes payable had a weighted-average interest rate of approximately 7.0% prior to their extinguishment.

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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related periods in the prior year):
Revenues — For the three and nine months ended October 1, 2016, decreased 20.8% and 15.5%, respectively, primarily as a result of the impacts of lower oil and dairy prices on revenues.
Income (Loss) before Income Taxes — The loss before income taxes of $31.1 for the three months ended October 1, 2016, includes a charge of $38.9 related to a loss on early extinguishment of debt (see Note 9 to our condensed consolidated and combined financial statements for further details related to this charge). The reduction in pre-tax income, compared to the respective 2015 period, primarily resulted from the loss on early extinguishment of debt, a decline in segment profitability and increase in net interest expense, partially offset by reductions in special charges related to our global realignment program, impairment charges related to the trademarks of certain of our businesses, and pension and postretirement expense.

The loss before income taxes was $478.4 for the nine months ended October 1, 2016, and includes a charge of $426.4 related to the impairment of goodwill and intangible assets of our Power and Energy reportable segment (see Note 6 to our condensed consolidated and combined financial statements for further details related to this charge). The reduction in pre-tax income, compared to the respective 2015 period, resulted primarily from this impairment charge and, to a lesser extent, declines in segment profitability, the loss on early extinguishment of debt referred to above, and increases in net interest expense and in special charges related to our global realignment program during the period.
Cash Flows from (used in) Operations — For the nine months ended October 1, 2016, decreased to $(50.0) from $56.6 primarily as a result of (i) a decline in segment profitability, (ii) pension benefit payments of $65.9 to certain former officers of the Company, (iii) interest payments of $38.8 related to our senior notes, and (iv) an increase in cash spending on restructuring actions.
Redemption of Senior Notes — On August 10, 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 to "Loss on early extinguishment of debt" during the third quarter of 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.
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
Cyclicality of End Markets, Seasonality and Competition -The financial results of our businesses closely follow changes in the industries and end markets they serve. In addition, certain businesses have seasonal fluctuations. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as the recent volatility in oil prices throughout the first nine months of 2016 and the uncertainty in future oil prices, continue to impact both operational and capital spending by end customers in our Power and Energy reportable segment.  Revenues from food and beverage systems and related services are highly correlated to timing on large construction contracts, which may cause significant fluctuations in our financial performance from period to period. The reduction in dairy commodity prices and increased production of dry powder dairy products, particularly related to the China market, has resulted in delayed or deferred capital spending by many end customers in our Food and Beverage reportable segment.
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

The following table provides selected financial information for the three and nine months ended October 1, 2016 and September 26, 2015, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$466.8	$589.5	(20.8)	$1,500.6	$1,775.8	(15.5)
Gross profit	146.1	197.9	(26.2)	472.1	597.4	(21.0)
% of revenues	31.3%	33.6%		31.5%	33.6%
Selling, general and administrative	107.4	135.9	(21.0)	359.8	418.0	(13.9)
% of revenues	23.0%	23.1%		24.0%	23.5%
Intangible amortization	4.4	5.8	(24.1)	15.8	17.7	(10.7)
Impairment of goodwill and intangible assets	—	15.0	(100.0)	426.4	15.0	*
Special charges, net	12.5	34.6	(63.9)	64.3	41.7	54.2
Other income (expense), net	0.2	(2.2)	(109.1)	(2.4)	2.1	(214.3)
Related party interest income (expense), net	—	7.4	(100.0)	—	(2.2)	(100.0)
Other interest expense, net	(14.2)	(0.3)	*	(42.9)	(1.0)	*
Loss on early extinguishment of debt	(38.9)	—	*	(38.9)	—	*
Income (loss) before income taxes	(31.1)	11.5	*	(478.4)	103.9	*
Income tax benefit (provision)	26.9	(15.7)	*	89.8	(38.3)	*
Net income (loss)	(4.2)	(4.2)	—	(388.6)	65.6	*
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	*	—	(0.8)	(100.0)
Net income (loss) attributable to SPX FLOW, Inc.	$(4.7)	$(4.1)	14.6	$(388.6)	$66.4	*

Components of consolidated and combined revenue decline:
Organic decline			(19.6)			(13.6)
Foreign currency			(1.2)			(1.9)
Net revenue decline			(20.8)			(15.5)
____________________________________________________________
*    Not meaningful for comparison purposes.
Revenues - For the three and nine months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 periods, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impacts of lower oil and dairy prices on customer order patterns.
Gross Profit - The decrease in gross profit and margin for the three and nine months ended October 1, 2016, compared to the respective 2015 periods, was attributable primarily to the revenue declines noted above. Gross margin decreased during the three and nine months ended October 1, 2016, compared to the respective 2015 periods, due also to competitive pricing pressures, lower utilization rates at certain of our manufacturing locations and increased cost estimates related to certain large systems projects, partially offset by savings from restructuring actions and other cost reduction initiatives. See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and nine months ended September 26, 2015, SG&A expense included allocations of general corporate expenses from the former Parent, including pension and postretirement expense and stock-based compensation. See Note 1 to our consolidated and combined financial statements included in our 2015 Annual Report on Form 10-K for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.

For the three months ended October 1, 2016, the decrease in SG&A expense, compared to the respective 2015 period, was due primarily to (i) reduced incentive compensation expense, due to lower profitability in the three months ended October 1, 2016, compared to the respective period in 2015, (ii) savings from restructuring actions related to our global realignment program, announced during the first quarter of 2016, (iii) a reduction in pension and postretirement expense (see “Corporate and Pension and Postretirement Expenses” for additional details), and (iv) the effect of a stronger U.S. dollar against various foreign currencies during the period.
For the nine months ended October 1, 2016, the decrease in SG&A expense, compared to the respective 2015 period, was due to the items noted above, as well as a reduction in stock-based compensation expense (see “Corporate and Pension and Postretirement Expenses” for additional details).
Intangible Amortization - For the three and nine months ended October 1, 2016, the decrease in intangible amortization, compared to the respective periods in 2015, was due primarily to the impact of foreign currency translation, as well as a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016.
Impairment of Goodwill and Intangible Assets - During the nine months ended October 1, 2016, we performed an interim goodwill impairment test and determined that the fair value of our Power and Energy reporting unit was less than the carrying value of its net assets. As a result of this determination, we recorded an impairment charge of $252.8 to reduce the goodwill of the reporting unit to its implied fair value. We also recorded an additional impairment charge of $173.6 related to certain intangible assets of certain businesses within our Power and Energy reportable segment. See Note 6 to our condensed consolidated and combined financial statements for further discussion.
During the three and nine months ended September 26, 2015, we recorded an impairment charge of $15.0 related to trademarks of a business within our Power and Energy reportable segment primarily resulting from the impact of lower oil prices on the purchase patterns of our customers in the oil and gas markets.
Special Charges, net - Special charges, net, for the three and nine months ended October 1, 2016, relate primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and, for the three and nine months ended October 1, 2016, asset impairment charges associated with management's decision to market for sale certain corporate assets. See Note 4 to our condensed consolidated and combined financial statements for the details of actions taken during the three and nine months ended October 1, 2016 and September 26, 2015, respectively.
Other Income (Expense), net - Other income, net, for the three months ended October 1, 2016 was composed of foreign currency (“FX”) gains of $0.1 and gains on asset sales of $0.1.
Other expense, net, for the three months ended September 26, 2015 was composed primarily of investment-related losses of $2.0 and an FX loss of $0.1. The investment-related losses represented unrealized losses on our investment in equity securities. See Note 14 to our condensed consolidated and combined financial statements for additional details.
Other expense, net, for the nine months ended October 1, 2016 was composed of FX losses of $2.9, net settlement costs of $0.7 related to certain legal and tax-related claims, and investment-related losses of $0.2, partially offset by gains on asset sales of $1.4.
Other income, net, for the nine months ended September 26, 2015 was composed primarily of gains on asset sales of $1.2, investment-related earnings of $0.9 and an FX gain of $0.1.
Related Party Interest Income (Expense), net - Related party interest income for the three months ended September 26, 2015 related solely to interest on notes receivable that were either transferred to SPX or canceled by the Company during September 2015 (all notes payable outstanding with SPX (and certain other of its affiliates that were not part of the Spin-Off) as of July 27, 2015 were extinguished by way of capital contributions to the Company by SPX during the third quarter of 2015). See Note 15 to our condensed consolidated and combined financial statements for additional details on our related party notes.
Related party interest expense, net, for the nine months ended September 26, 2015 was comprised of $28.4 of interest expense, partially offset by $26.2 of interest income.
There were no related party notes receivable or payable outstanding during the nine months ended October 1, 2016.

Other Interest Expense, net - Other interest expense, net, for the three and nine months ended October 1, 2016, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents. Other interest expense, net, for the three and nine months ended September 26, 2015 (prior to the Spin-Off), was composed primarily of interest expense related to capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Other interest expense, net, included interest expense of $15.1 and $0.8, and interest income of $0.9 and $0.5, respectively, during the three months ended October 1, 2016 and September 26, 2015. Other interest expense, net, included interest expense of $45.5 and $2.5, and interest income of $2.6 and $1.5, respectively, during the nine months ended October 1, 2016 and September 26, 2015. See Note 9 to our condensed consolidated and combined financial statements for additional details on our third-party debt.

Loss on Early Extinguishment of Debt - As previously noted, on August 10, 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 to "Loss on early extinguishment of debt" during the third quarter of 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.
Income Tax Benefit (Provision) - During the three months ended October 1, 2016, we recorded an income tax benefit of $26.9 on $31.1 of pre-tax loss, resulting in an effective tax rate of 86.5%. This compares to an income tax provision for the three months ended September 26, 2015 of $15.7 on $11.5 of pre-tax income, resulting in an effective tax rate of 136.5%. The effective tax rate for the third quarter of 2016 was impacted by an income tax benefit of $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country. The effective tax rate for the third quarter of 2016 also reflects the dilutive effect that the large annual forecasted pre-tax loss has on forecasted annual tax expense, since a significant portion of the pre-tax loss relates to the goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit in the second quarter of which a majority of the goodwill had no basis for income tax purposes. The effective tax rate for the third quarter of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized.
During the nine months ended October 1, 2016, we recorded an income tax benefit of $89.8 on $478.4 of pre-tax loss, resulting in an effective tax rate of 18.8%. This compares to an income tax provision for the nine months ended September 26, 2015 of $38.3 on $103.9 of pre-tax income, resulting in an effective tax rate of 36.9%. The effective tax rate for the first nine months of 2016 was impacted by income tax benefits of (i) $47.1 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 11.0%), as (a) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country, as previously discussed. The effective tax rate for the first nine months of 2016 also reflects the dilutive effect that the large annual forecasted pre-tax loss has on forecasted annual tax expense, as noted above. The effective tax rate for the first nine months of 2015 was impacted by tax charges of (i) $7.4 related to dividends from foreign subsidiaries, (ii) $2.6 related to changes in the jurisdictional composition of expected pre-tax income, and (iii) $1.2 related to pre-tax losses generated during the period for which no tax benefit was recognized, partially offset by tax benefits of $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
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

Segment results and corporate expense have been recast for all historical periods presented to reflect these changes.
The following information should be read in conjunction with our condensed consolidated and combined financial statements and related notes.
Food and Beverage

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$173.0	$205.9	(16.0)	$545.8	$650.8	(16.1)
Income	19.6	27.1	(27.7)	56.9	78.1	(27.1)
% of revenues	11.3%	13.2%		10.4%	12.0%
Components of revenue decline:
Organic decline			(16.6)			(15.1)
Foreign currency			0.6			(1.0)
Net revenue decline			(16.0)			(16.1)
Revenues - For the three months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 period, was due to a decrease in organic revenue, partially offset by a weakening of the U.S. dollar during the period against certain foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of the 2016 period, compared to the respective period of 2015, due to a decline in dairy pricing which began in 2015, as well as the impact of such lower prices on the placement of large systems orders, particularly for milk powder projects, during 2016.
For the nine months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower revenues from large systems projects as noted above.
Income - For the three and nine months ended October 1, 2016, income and margin decreased, compared to the respective 2015 periods, primarily due to the revenue declines noted above, as well as increased cost estimates related to certain large systems projects primarily during the third quarter of 2016. These declines in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the periods.
Backlog - The segment had backlog of $334.2 and $377.4 as of October 1, 2016 and September 26, 2015, respectively. Of the $43.2 year-over-year decline in backlog, $45.4 was attributable to an organic decline, partially offset by an increase of $2.2 due to the impact of changes in various foreign currencies relative to the U.S. dollar as of October 1, 2016, as compared to September 26, 2015. The organic decline was due primarily to the impact of the decline in dairy pricing mentioned above and its impact on large systems orders.
Power and Energy

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$127.3	$198.5	(35.9)	$432.8	$556.0	(22.2)
Income	5.5	26.5	(79.2)	17.7	65.5	(73.0)
% of revenues	4.3%	13.4%		4.1%	11.8%
Components of revenue decline:
Organic decline			(32.5)			(18.9)
Foreign currency			(3.4)			(3.3)
Net revenue decline			(35.9)			(22.2)

Revenues - For the three months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period primarily against the Great Britain Pound. The decrease in organic revenue was due primarily to the impact of lower oil prices on customer order patterns, particularly for upstream and midstream original equipment and, to a lesser extent, lower aftermarket revenues.
For the nine months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies, including primarily the Great Britain Pound. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2016, compared to the respective period of 2015, due to lower oil prices, as well as the impact of such lower prices on customer order patterns during 2016 as noted above. In addition, organic revenue declined as a result of revenues realized from a large nuclear project during the nine months ended September 26, 2015 which did not recur in the nine months ended October 1, 2016.
Income - For the three and nine months ended October 1, 2016, income and margin decreased, compared to the respective 2015 periods, primarily due to the revenue declines mentioned above, including primarily lower revenue from high margin aftermarket and valve sales as well as low utilization rates at certain manufacturing locations.  These declines were partially offset by savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $349.9 and $458.4 as of October 1, 2016 and September 26, 2015, respectively. Of the $108.5 year-over-year decline in backlog, $88.8 was attributable to an organic decline and $19.7 was attributable to the impact of a stronger U.S. dollar as of October 1, 2016, as compared to September 26, 2015, primarily relative to the Great Britain Pound. The organic decline was due primarily to the impact of lower oil prices mentioned above.
Industrial

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Revenues	$166.5	$185.1	(10.0)	$522.0	$569.0	(8.3)
Income	23.0	25.7	(10.5)	69.3	79.4	(12.7)
% of revenues	13.8%	13.9%		13.3%	14.0%
Components of revenue decline:
Organic decline			(9.0)			(6.7)
Foreign currency			(1.0)			(1.6)
Net revenue decline			(10.0)			(8.3)
Revenues - For the three months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against certain foreign currencies. The decrease in organic revenue was due primarily to lower sales of hydraulic tools into the oil and gas market, as well as of heat exchangers, dehydration equipment and mixers.
For the nine months ended October 1, 2016, the decrease in revenues, compared to the respective 2015 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower sales of hydraulic tools into the oil and gas market, lower large capital project revenues, and lower sales of heat exchangers, dehydration equipment and mixers.
Income - For the three months ended October 1, 2016, income and margin decreased, compared to the respective 2015 period, primarily due to the revenue decline noted above, as well as lower utilization rates at certain of our manufacturing locations. These declines in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives implemented during the period.
For the nine months ended October 1, 2016, income and margin decreased, compared to the respective 2015 period, due to the impacts noted above, as well as a lower mix of higher margin projects during the period.

Backlog - The segment had backlog of $178.1 and $192.6 as of October 1, 2016 and September 26, 2015, respectively. Of the $14.5 year-over-year decline in backlog, $18.1 was attributable to an organic decline, partially offset by an increase of $3.6 attributable to the impact of changes in various foreign currencies relative to the U.S. dollar as of October 1, 2016, as compared to September 26, 2015.
CORPORATE AND PENSION AND POSTRETIREMENT EXPENSES

	Three months ended			Nine months ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Total consolidated and combined revenues	$466.8	$589.5	(20.8)	$1,500.6	$1,775.8	(15.5)
Corporate expense	13.8	14.1	(2.1)	45.3	50.3	(9.9)
% of revenues	3.0%	2.4%		3.0%	2.8%
Pension and postretirement expense	—	9.0	(100.0)	2.1	11.0	(80.9)
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
The decrease in corporate expense for the three months ended October 1, 2016, compared to the respective 2015 period, was due primarily to a reduction in incentive compensation expense. The decrease in corporate expense for the nine months ended October 1, 2016, compared to the respective 2015 period, was due primarily to a reduction in corporate stock-based compensation and, to a lesser extent, incentive compensation expense.
The reduction in corporate stock-based compensation expense, compared to the respective periods in 2015, reflects primarily (i) changes in the composition of our management team on a year-over-year basis, as well as (ii) the benefit of forfeitures of certain awards during the nine months ended October 1, 2016. In 2015, our corporate stock-based compensation expense included an allocation of expense related to certain former officers whose awards became fully vested during the first quarter of 2015, based on early retirement provisions contained within the applicable award agreements. In 2016, a greater portion of corporate stock-based compensation expense related to our current management team is being recognized ratably over the relevant performance or service period of the applicable awards.
The reduction in incentive compensation expense is due to lower profitability in the three and nine months ended October 1, 2016, compared to the respective periods in 2015.
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

During the three months ended October 1, 2016, we made pension benefit payments of $53.9 related to our domestic nonqualified pension plan to certain former officers of the Company, which resulted in recognition of a $0.8 actuarial gain due to the partial settlement and remeasurement of the plan’s remaining obligations during the three and nine months then ended. In connection with the Spin-Off, we assumed these domestic nonqualified pension plan obligations from the former Parent and formed a new nonqualified plan, resulting in the remeasurement of such obligations as of September 26, 2015 and recognition of a $7.4 actuarial loss during the during the three and nine months ended September 26, 2015.
See Note 8 to our condensed consolidated and combined financial statements for further details on our pension and postretirement plans, as well as our allocated portion of the plans sponsored by the former Parent prior to the Spin-Off.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the nine months ended October 1, 2016 and September 26, 2015.
Cash Flow

	Nine months ended
	October 1, 2016	September 26, 2015
Cash flows from (used in) operating activities	$(50.0)	$56.6
Cash flows used in investing activities	(35.1)	(38.3)
Cash flows from (used in) financing activities	29.2	(12.4)
Change in cash and equivalents due to changes in foreign currency exchange rates	(12.1)	(15.4)
Net change in cash and equivalents	$(68.0)	$(9.5)
Operating Activities - During the nine months ended October 1, 2016, the decrease in cash flows from operating activities, compared to the same period in 2015, was primarily attributable to (i) a decline in segment profitability, (ii) pension benefit payments of $65.9 to certain former officers of the Company, (iii) interest payments of $38.8 related to our senior notes, and (iv) an increase in cash spending on restructuring actions.
Investing Activities - During the nine months ended October 1, 2016, cash flows used in investing activities were comprised primarily of capital expenditures of $37.3 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $2.4. Cash flows used in investing activities during the comparable period in 2015 were comprised primarily of capital expenditures of $43.1 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $5.3.
Financing Activities - During the nine months ended October 1, 2016, cash flows from financing activities related primarily to proceeds received from issuance of our 5.625% and 5.875% senior notes of $600.0, net borrowings under our senior credit facilities of $68.0, and net borrowings under our trade receivables financing arrangement of $26.2, partially offset by repurchases of our 6.875% senior notes of $636.4 (including premiums paid of $36.4), payments of financing fees of $12.6, and net repayments of other financing arrangements of $11.6. Cash flows used in financing activities during the comparable period in 2015 related primarily to net transfers to the former Parent of $453.9, repayments of related party notes payable of $5.4, and payments of financing fees of $6.2, partially offset by borrowings under our senior credit facilities of $455.0.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The decrease in cash and equivalents due to foreign currency exchange rates of $12.1 and $15.4 in the nine months ended October 1, 2016 and September 26, 2015, respectively, reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the Great Britain Pound during the 2016 period and various other foreign currencies during both periods.

Borrowings and Availability
Borrowings —Debt at October 1, 2016 and December 31, 2015 comprised the following:

	October 1, 2016	December 31, 2015
Domestic revolving loan facility	$73.0	$—
Term loan(1)	395.0	400.0
5.625% senior notes, due in August 2024	300.0	—
5.875% senior notes, due in August 2026	300.0	—
6.875% senior notes(2)	—	600.0
Trade receivables financing arrangement	26.2	—
Other indebtedness(3)	32.9	37.3
Less: deferred financing fees(4)	(12.8)	(5.2)
Total debt	1,114.3	1,032.1
Less: short-term debt	116.2	28.0
Less: current maturities of long-term debt	20.3	10.3
Total long-term debt	$977.8	$993.8

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
On August 10, 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 to "Loss on early extinguishment of debt" during the third quarter of 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.

(3)
Primarily includes capital lease obligations of $15.9 and $9.3 and balances under a purchase card program of $16.6 and $23.6 as of October 1, 2016 and December 31, 2015, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
At October 1, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.
Availability — At October 1, 2016, we had $367.5 of available borrowing capacity under our revolving credit facilities after giving effect to borrowings of $73.0 under the domestic revolving loan facility and $9.5 reserved for outstanding letters of credit, and no available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $26.2. In addition, at October 1, 2016, we had $245.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $254.4 reserved for outstanding letters of credit.
At October 1, 2016, in addition to the revolving lines of credit described above, we had approximately $5.4 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 9 for further information on our borrowings as of October 1, 2016.
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

•	include an additional pricing tier of per annum fees charged and amend the interest rate margins applicable to Eurodollar and alternate base rate loans.
The Senior Credit Facilities continue to provide that, if the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults would exist, then all collateral security will be released and the obligations under the Senior Credit Facilities will be unsecured.
New Senior Notes
On August 10, 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding aggregate principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid.
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
As of October 1, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
We primarily use the income approach, market approach, or both approaches, as appropriate. The income approach uses valuation techniques to convert future amounts to a single present amount. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including the sale of a business). Assets and liabilities measured at fair value on a recurring basis are further discussed below.
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
We had FX forward contracts with an aggregate notional amount of $41.8 and $44.7 outstanding as of October 1, 2016 and December 31, 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $26.9 and $31.6 at October 1, 2016 and December 31, 2015, respectively, with scheduled maturities of $22.6, $3.3 and $1.0 within one, two and three years, respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were $0.0 and less than $0.1 as of October 1, 2016 and December 31, 2015, respectively. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $0.1 and $(0.1) for the three months ended October 1, 2016 and September 26, 2015, respectively, and $(2.9) and $0.1 for the nine months then ended.

The net fair values of our FX forward contracts and FX embedded derivatives were $2.1 (asset) and $0.5 (asset) at October 1, 2016 and December 31, 2015, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at October 1, 2016 for similar debt, was $1,118.0, compared to our carrying amount of $1,111.2.
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
Other Matters
Contractual Obligations - As of October 1, 2016, there were no material changes in our contractual obligations from those disclosed in our 2015 Annual Report on Form 10-K, except (i) the amendment of our senior credit facilities on July 11, 2016, (ii) the issuance of the $600.0 in aggregate principal amount of the Notes on August 10, 2016, and (iii) the repurchase/redemption of our former 6.875% senior notes in aggregate principal amount of $600.0, each as discussed further under “Borrowings and Availability” within this MD&A.
In addition, on July 8, 2016, we made direct benefit payments of $53.9 related to our domestic nonqualified pension plan to certain former officers of the Company. These payments were funded by borrowings under our senior credit facilities.
Our total net liabilities for unrecognized tax benefits including interest were $7.3 as of October 1, 2016. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $3.0 to $5.0.
Contingencies and Other Matters - We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
Refer to Note 12 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheet as of October 1, 2016. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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

Global Realignment Program - As previously disclosed in our 2015 Annual Report on Form 10-K, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes which allow us to operate more efficiently. We plan to have approximately $80 in cash outflows in support of our realignment program in 2016. Additionally, we expect to recognize pre-tax charges to earnings of approximately $120 in the aggregate over the course of 2016 and 2017 (we recognized approximately $64 related to the realignment program during the nine months ended October 1, 2016, as discussed in Note 4 to our condensed consolidated and combined financial statements). These realignment actions are expected to be substantially complete by the end of 2017.
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
The following table provides information, as of October 1, 2016, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Domestic revolving loan facility	$73.0	$—	$—	$—	$—	$—	$73.0	$73.0
Average interest rate							2.804%
Term loan	20.0	20.0	20.0	335.0	—	—	395.0	395.0
Average interest rate							2.524%
5.625% senior notes	—	—	—	—	—	300.0	300.0	303.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	303.8
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $41.8 outstanding as of October 1, 2016, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $26.9 at October 1, 2016, with scheduled maturities of $22.6, $3.3 and $1.0 within one, two and three years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $3.3 (gross assets) and $1.2 (gross liabilities) as of October 1, 2016.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of October 1, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2016.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended October 1, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the repurchases of common stock during the three months ended October 1, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
7/3/16 - 7/31/16	2,530	$26.10	—
8/1/16 - 8/31/16	5,337	28.15	—
9/1/16 - 10/1/16	1,235	30.31	—
Total	9,102		—
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

SPX FLOW, Inc.
(Registrant)

Date: November 2, 2016	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: November 2, 2016	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
4.1
2024 Notes Indenture, dated as of August 10, 2016, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (including form of 2024 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).

4.2
2026 Notes Indenture, dated as of August 10, 2016, by and among the Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (including form of 2026 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).

10.1
First Amendment to Credit Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, the Subsidiary Guarantors party thereto, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from the Company’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).

10.2
Security Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference from the Company’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).

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
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended October 1, 2016, formatted in XBRL, including: (i) Condensed Consolidated and Combined Statements of Operations for the three and nine months ended October 1, 2016 and September 26, 2015; (ii) Condensed Consolidated and Combined Statements of Comprehensive Loss for the three and nine months ended October 1, 2016 and September 26, 2015; (iii) Condensed Consolidated Balance Sheets at October 1, 2016 and December 31, 2015; (iv) Condensed Consolidated and Combined Statements of Equity for the nine months ended October 1, 2016 and September 26, 2015; (v) Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended October 1, 2016 and September 26, 2015; and (vi) Notes to Condensed Consolidated and Combined Financial Statements.

__________________________________________________________________