Form 10-K
period 2016-12-31
SPX FLOW, Inc.
filed 2017-02-08
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2016 was approximately $1,040 million. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
Common shares outstanding as of February 3, 2017 were 42,297,268.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting to be held on May 10, 2017 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX

PART I
ITEM 1. Business
(All currency and share amounts are in millions)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. Particular risks facing us include business, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, pension funding requirements and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
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
BUSINESS
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments and were wholly-owned by SPX Corporation (the “former Parent”) until September 26, 2015, at which time the former Parent distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the “Spin-Off”). Since that time we have been an independent, publicly-traded company on the NYSE under the ticker symbol FLOW.
We are a global supplier of highly specialized, engineered solutions with operations in over 30 countries and sales in over 150 countries around the world. Our solutions play a role in helping to meet the global demand in the end markets we serve. Our total revenue in 2016 was $2.0 billion, with approximately 39%, 35%, and 26% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
We serve the food and beverage, power and energy and industrial markets. Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, oil and gas, power generation (including nuclear and conventional), chemical processing, compressed air and mining. From an end market perspective, in 2016, approximately 37% of our revenues were from sales into the food and beverage end markets, approximately 28% were from sales into the power and energy end markets, and approximately 35% were from sales into the industrial end markets. Our core strengths include product breadth, global capabilities and the ability to create custom-engineered solutions for diverse flow processes.

Over the past several years, we have strategically expanded our scale, relevance to customers, and global capabilities. We believe there are attractive opportunities to continue to expand our business.
Following our Spin-Off from the former Parent, we are aggressively executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We have made significant progress reducing our cost structure through 2016, realigning our footprint and streamlining our functional support globally.
We have aligned our segment teams to focus primarily on developing intimate customer relationships and expanding our relevance to customers within each end market. The key areas our end market teams are emphasizing include (i) product management, (ii) channel development, (iii) engineering customer solutions and (iv) project execution and delivery. We made substantial progress in certain of these areas during 2016 and have plans to further streamline support functions to simplify and reduce our cost structure. Our ultimate goal is to create a more customer-centric, service-oriented organization and deliver greater value to our customers, investors and employees.
REPORTABLE SEGMENTS
Our business is organized into three reportable segments — Food and Beverage, Power and Energy and Industrial. The following summary describes the products and services offered by each of our reportable segments:
Food and Beverage:  Our Food and Beverage reportable segment had revenues of $728.3, $869.8, and $965.3 in 2016, 2015 and 2014, respectively, and backlog of $295.7 and $321.3 as of December 31, 2016 and 2015, respectively. Approximately 91% of the segment's backlog as of December 31, 2016 is expected to be recognized as revenue during 2017. The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, turn-key solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include mixing, drying, evaporation and separation systems and components, heat exchangers, and reciprocating and centrifugal pump technologies. We also design and construct turn-key systems that integrate many of these products for our customers. Our core brands include Anhydro, APV, Bran+Luebbe, Gerstenberg Schroeder, LIGHTNIN, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A., and various regional companies.
Power and Energy: Our Power and Energy reportable segment had revenues of $562.7, $750.2 and $968.8 in 2016, 2015 and 2014, respectively, and backlog of $323.9 and $407.0 as of December 31, 2016 and 2015, respectively. Approximately 79% of the segment's backlog as of December 31, 2016 is expected to be recognized as revenue during 2017. The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells, and in pipeline applications. The underlying driver of this segment includes demand for power and energy. Key products for the segment include pumps, valves and the related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty, and Vokes. The segment's primary competitors are Cameron, Ebara Fluid Handling, Flowserve Corporation, ITT Goulds Pumps, KSB AG, and Sulzer Ltd.
Industrial: Our Industrial reportable segment had revenues of $705.0, $768.5 and $835.5 in 2016, 2015 and 2014, respectively, and backlog of $164.5 and $176.7 as of December 31, 2016 and 2015, respectively. Approximately 90% of the segment's backlog as of December 31, 2016 is expected to be recognized as revenue during 2017. The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Core brands include Airpel, APV, Bolting Systems, Delair, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team, and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Actuant, Enerpac, IDEX Viking Pump, KSB AG, Parker Domnick Hunter and various regional companies.
See Note 4 to our consolidated and combined financial statements for more information on the results of our reportable segments, including revenues by geographic area.

Acquisitions
We did not acquire any businesses in 2016. As part of our long-term strategy, we plan to evaluate potential acquisitions that (a) are complementary to our existing products and services, (b) increase our relevance to customers and our capabilities to serve them, (c) expand our global capabilities and accelerate our localization strategy and (d) expand our end market reach.
International Operations
We are a multinational corporation with operations in over 30 countries. Sales outside the United States were $1,298.8, $1,552.0 and $1,835.7 in 2016, 2015 and 2014, respectively.
See Note 4 to our consolidated and combined financial statements for more information on our international operations.
Research and Development
We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities. We expensed $19.4, $19.1 and $19.8 in 2016, 2015 and 2014, respectively, of research activities relating to the development and improvement of our products.
Intellectual Property
We own approximately 160 domestic and 260 foreign patents, including 35 patents that were issued in 2016, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."
Raw Materials
We purchase a wide variety of raw materials, including steel, titanium, copper, nickel and petroleum-based products. Where appropriate, we may enter into long-term supply arrangements or fixed-cost contracts to lower the overall cost of raw materials. In addition, due to our diverse product and service offering, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. However, we are not dependent on any one supplier or a limited number of suppliers. Lastly, we continue to centralize certain aspects of supply chain management in an effort to ensure adequate materials are available for production at low cost.
Competition
The markets we serve are highly competitive and fragmented. Our competitors are diverse, ranging from large multi-nationals to regional and local companies. Our principal global competitors include Alfa Laval AB, Flowserve Corporation, GEA Group AG, IDEX Corporation, ITT Goulds Pumps, Sulzer Ltd., and Tetra Pak International S.A. We do not have any one competitor with all the same product offerings, nor do we have any one competitor which serves all the same end markets.
Our ability to compete effectively depends on a variety of factors including breadth of product offering, product quality, engineering strength, brand reputation, lead times, global capabilities, service capabilities, and cost. As many of our products are sold through distributors and independent representatives, our success also depends on building and partnering with a strong channel network.
Environmental Matters
See "MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities," "Risk Factors" and Note 13 to our consolidated and combined financial statements for information regarding environmental matters.
Employment
As of December 31, 2016, we had over 7,000 employees. Less than 1% of our U.S. employees are covered under collective bargaining agreements, while certain of our non-U.S. employee groups are covered by various collective labor arrangements. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
Executive Officers
See Part III, Item 10 of this report for information about our executive officers.
Other Matters
No customer or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our consolidated and combined revenues for any period presented.
Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe our businesses' sales and payment terms are generally similar to those of our competitors.
The results of many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses tend to be stronger in the second half of the calendar year. Additionally, timing of revenue recognition on large Food and Beverage systems projects, Power and Energy projects and large Industrial orders may cause significant fluctuations in financial performance from period to period.
Our website address is www.spxflow.com. Information on our website is not incorporated by reference herein. We file reports with the U.S. Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Additionally, you may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
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
In 2016, approximately 65% of our revenues were generated outside the United States, and approximately 27% of our revenues were generated from sales into emerging markets. We manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

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
The UK held a referendum on June 23, 2016 on its membership in the EU. A majority of UK voters voted to exit the EU (“Brexit”), and negotiations will commence to determine the future terms of the UK’s relationship with the EU, subject to a negotiation period that could last up to two years after the UK government formally initiates the withdrawal process, including the terms of trade between the UK and the EU. Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what those terms will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the UK and the EU, which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows.
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
Our ordinary course and future restructuring activities, including our global realignment program, could result in additional costs and operational difficulties which may affect our business.
We face risks relating to our efforts to reduce global costs, including those designed to reduce headcount and consolidate our manufacturing footprint. In addition to the typical risks we face, our global realignment program is designed to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense across operating sites and corporate and global functions over the next year. The financial costs and savings associated with the realignment program are expected to continue to be well in excess of our historical, ordinary course restructuring activities. Consequently, charges to earnings as a result of these activities can vary significantly from period to period and, as a result, we may experience fluctuations in our reported cash flows, results of operations or earnings per share due to the timing of restructuring actions.
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
We are increasingly dependent on information technology ("IT") networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers, and we rely on the systems and services of a variety of vendors to meet our data processing and communication needs. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information or other confidential business information. If we are unable to prevent, detect or adequately respond to such breaches, our operations could be disrupted, our competitiveness could be adversely affected or we may suffer financial damage or loss because of lost or misappropriated information. Such incidents also could require significant management attention and resources and result in increased costs.
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
We are engaged in a significant, multi-year process of upgrading, and where necessary, implementing, a standard ERP software program across certain of our business locations. Our expanded ERP software platform has involved, and will continue to involve, substantial expenditures on system hardware and software, as well as design, development and implementation activities. Operational disruptions during the course of these activities could materially impact our operations. For example, our ability to forecast sales demand, ship products, manage our product inventory, and record and report financial and management information on a timely and accurate basis could be impaired if there are significant problems implementing the expansion.
Additionally, our cost estimates related to our new ERP system are based on assumptions which are subject to wide variability, requiring a great deal of judgment.
Changes in tax laws and regulations or other factors could cause our income tax rate to increase, potentially reducing our earnings and adversely affecting our cash flows.
As a global manufacturing company, we are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our future effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations. An effective income tax rate significantly higher than our expectations could have an adverse effect on our business, results of operations and liquidity.
We seek to optimize our tax footprint across all operations in U.S. and non-U.S. jurisdictions alike. These benefits are contingent upon existing tax laws and regulations in the U.S. and in the countries in which our international operations are located. Future changes in domestic or international tax laws and regulations could adversely affect our ability to continue to realize these tax benefits. Political leaders in the U.S. have called for comprehensive tax reform which, among other things, might change certain U.S. tax rules impacting the way U.S. based multinationals are taxed on foreign income or may require previously earned but untaxed foreign earnings and profits to be taxed immediately but at a rate lower than the current 35% U.S. Federal tax rate.

Additionally, in 2015, the Organisation for Economic Co-operation and Development ("OECD"), an international association of 34 countries, including the U.S., released the final reports from its Base Erosion and Profit Shifting ("BEPS") Action Plans. The BEPS recommendations covered a number of issues, including country-by-country reporting, permanent establishment rules, hybrid mismatch rules, anti-tax avoidance rules, transfer pricing rules and tax treaties. Recently, the European Commission ("EC") concluded its investigations into tax ruling practices of certain EU member countries. The EC concluded that certain member countries had granted unlawful rulings that artificially reduced tax burdens and has ordered the recovery of the unpaid taxes. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities.
Our effective tax rate could also be adversely affected by different and evolving interpretations of existing law or regulations, which in turn would negatively impact our operating and financial results as a whole. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, which could have a material adverse effect on our business, financial condition and results of operations.
Cost overruns, delays, penalties or liquidated damages could negatively impact our results, particularly with respect to long-term fixed-price contracts.
Substantially all our revenues are recorded and earned under fixed-price arrangements. A portion of our revenues and earnings is generated through long-term contracts. We recognize revenues for the majority of these long-term contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. During 2016, 2015 and 2014, approximately 17.0%, 20.5% and 20.7%, respectively, of our total revenues were recorded under the percentage-of-completion method.
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
At December 31, 2016, we had goodwill and other intangible assets, net, of $1,066.8. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our reporting units and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
The fair values of our reporting units generally are based on discounted cash flow projections that are believed to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the recoverability of carrying values of the reported net assets of our reporting units. Other considerations are also incorporated, including comparable price multiples. Many of our businesses closely follow changes in the industries and end markets that they serve. For example, following declines in the price of oil and the resultant impact on oil markets, the results of our goodwill impairment test conducted during the second quarter of 2016 indicated the estimated fair value of our Power and Energy reporting unit was less than its carrying value, and we recorded a goodwill impairment charge of $252.8. We also recorded intangible asset impairment charges of $115.9, $30.9 and $26.8 related to customer relationships, technology assets and trademarks, respectively, during the same quarter. Accordingly, we consider estimates and judgments that affect future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost reduction initiatives, capacity utilization, and assumptions for inflation and foreign currency changes. We monitor impairment indicators across all of our businesses. Significant changes in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairments in the period that the change becomes known.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2016, we had the ability to issue up to an additional 1.9 shares as restricted stock shares, restricted stock units, or stock options under our SPX FLOW Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares through other mechanisms. Additional shares granted and/or issued would have a dilutive effect on our earnings per share.
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
At December 31, 2016, we had $1,108.8 in total indebtedness. On that same date, we had $372.9 of borrowing capacity under our revolving credit facilities, after giving effect to borrowings of $68.0 under the domestic revolving loan facility and $9.1 reserved for outstanding letters of credit, and $3.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $21.2. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at December 31, 2016, we had $275.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $224.4 reserved for outstanding letters of credit. At December 31, 2016, our cash and equivalents balance was $215.1. See MD&A and Note 10 to our consolidated and combined financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the MD&A and Note 10 to our consolidated and combined financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.

If we do not comply with the covenants and restrictions contained in our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness, we could default under those agreements, and the debt, together with accrued interest, could be declared due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to repay the indebtedness under these facilities. If our debt is accelerated, we may not be able to repay or refinance our debt. In addition, any default under our senior credit facilities, indentures governing our senior notes or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.
Risks Related to our Spin-Off in 2015
We may not be able to engage in certain corporate transactions.
To preserve the intended tax-free treatment of the Spin-Off, under our Tax Matters Agreement with our former Parent, for a period of two years following the Spin-Off, we generally will be prohibited from taking certain actions that would prevent the Spin-Off from qualifying as a transaction that generally is tax-free to our former Parent and its shareholders, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code.
These restrictions, which generally relate to acquisitions of our stock and similar transactions, may limit our ability to pursue certain strategic transactions or other transactions that we may otherwise believe to be in the best interests of our shareholders or that might increase the value of our business.
In connection with our Spin-Off, our former Parent will indemnify us for certain liabilities and we will indemnify our former Parent for certain liabilities. If we are required to act on these indemnities to our former Parent, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. The indemnity from our former Parent may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and our former Parent may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement between us and our former Parent, it has agreed to indemnify us for certain liabilities, and we have agreed to indemnify our former Parent for certain liabilities, in each case for uncapped amounts. Such indemnities may be significant and could negatively impact our business, particularly our indemnity to our former Parent regarding the intended tax-free treatment of the Spin-Off. Third parties could also seek to hold us responsible for any of the liabilities that our former Parent has agreed to retain. Further, the indemnity from our former Parent may not be sufficient to protect us against the full amount of such liabilities, and our former Parent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.
The Spin-Off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The Spin-Off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return, and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business, or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or our former Parent or any of our respective subsidiaries) may bring a lawsuit alleging that the Spin-Off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding our claims against our former Parent, requiring our shareholders to return to our former Parent some or all of the shares of our common stock issued in the Spin-Off, or providing our former Parent with a claim for monetary damages against us in an amount equal to the difference between the consideration received by our former Parent and the fair market value of our company at the time of the Spin-Off.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, our former Parent or any of our respective subsidiaries were solvent at the time of or after giving effect to the Spin-Off.
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
Although we believe that we and our former Parent were each solvent at the time of the Spin-Off (including immediately after the distribution of shares of SPX FLOW common stock), that we are able to repay our debts as they mature and have sufficient capital to carry on our businesses, and that the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL, we cannot assure you that a court would reach the same conclusions in determining whether our former Parent or we were insolvent at the time of, or after giving effect to, the Spin-Off, or whether lawful funds were available for the separation and the distribution to our former Parent's shareholders.
A court could require that we assume responsibility for obligations allocated to our former Parent under the Separation and Distribution Agreement.
Under the Separation and Distribution Agreement, both we and our former Parent are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to our former Parent (including, for example, environmental liabilities), particularly if our former Parent were to refuse or were unable to pay or perform the allocated obligations.
We are subject to continuing contingent tax liabilities of our former Parent.
Under the Code and U.S. Treasury Regulations, each corporation that was a member of our former Parent's consolidated group for U.S. federal income tax purposes during any taxable period (or portion thereof) ending on or before the effective time of the Spin-Off is jointly and severally liable for the entire U.S. federal income tax liability of our former Parent's consolidated group for that taxable period subsequent to the year ended December 31, 2011. Our Tax Matters Agreement with our former Parent generally allocates economic responsibility for taxes of our former Parent's consolidated group to our former Parent. However, if our former Parent is unable to pay any such taxes, we could be liable for the entire amount of such taxes, which would include taxes arising out of the Spin-Off if our former Parent were to take an action (over which we may have no control) that causes the Spin-Off to be taxable to our former Parent.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties, including manufacturing, engineering, and sales offices as of December 31, 2016:

			Approximate Square Footage
	Location	No. of Facilities	Owned	Leased
			(in millions)
Food and Beverage	3 U.S. states and 10 foreign countries	19	0.7	1.1
Power and Energy	5 U.S. states and 9 foreign countries	26	1.9	0.6
Industrial	6 U.S. states and 13 foreign countries	30	1.0	0.6
Total		75	3.6	2.3
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
The following table lists the locations of our primary manufacturing facilities as of December 31, 2016:

Americas	EMEA	Asia Pacific
Burlington, Canada	Annecy, France	Ahmedabad, India
Delavan, WI	Assen, Netherlands	Busan, South Korea
Goldsboro, NC	Brixworth, U.K.	Jaipur, India
Houston, TX	Budapest, Hungary	New Delhi, India
McKean, PA	Bydgoszcz, Poland	Xidu, China
Newport, NC	Ekero, Sweden
Ocala, FL	Erpe-Mere, Belgium
Rochester, NY	Etten-Leur, Netherlands
Rockford, IL	Eygelshoven, Netherlands
Sao Paulo, Brazil	Glasgow, U.K.
Killarney, Ireland
Kolding, Denmark*
Moers, Germany
Newbury, U.K.
Norderstedt, Germany
Orebro, Sweden
Penistone, U.K.
Santorso, Italy
Silkeborg, Denmark
Unna, Germany*

*Facility expected to be exited in 2017 as part of the Company's global realignment program.
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
The number of shareholders of record of our common stock as of February 3, 2017 was 3,373.
The following table sets forth the reported high and low trading prices for our common stock for each quarterly period during the year 2016 and the fourth quarter of fiscal 2015, beginning September 28, 2015, the date that our common stock began open trading, as reported on the NYSE.

	High	Low
2016:
4th Quarter	$33.86	$22.34
3rd Quarter	31.06	23.50
2nd Quarter	31.58	23.71
1st Quarter	28.56	14.85

	High	Low
2015:
4th Quarter	$42.06	$25.49
Any dividends in future periods, including declaration, record and payment dates, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, ongoing capital needs, financial condition and other factors that the Board of Directors may deem relevant, as well as our ability to declare and pay dividends.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
10/2/16 - 10/31/16	5,402	$27.95	—
11/1/16 - 11/30/16	2,617	26.34	—
12/1/16 - 12/31/16	11,235	31.77	—
Total	19,254		—
(1) Reflects the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock units.

Company Performance
This graph shows a comparison of cumulative total returns for SPX FLOW, the S&P 500 Index and the S&P Composite 1500 Industrials Index beginning on September 28, 2015, the date that our common stock began open trading, assuming an initial investment of $100.

	SPX FLOW	S&P 500	S&P 1500 Industrials
9/26/2015	$100.00	$100.00	$100.00
12/31/2015	$82.10	$109.20	$109.60
4/2/2016	$70.88	$109.80	$112.92
7/2/2016	$70.79	$110.99	$114.10
10/1/2016	$90.03	$114.85	$119.48
12/31/2016	$94.29	$118.97	$128.34

ITEM 6. Selected Financial Data
The following table presents our selected historical consolidated and combined financial data as of and for each of the years in the five-year period ended December 31, 2016. Our historical consolidated and combined financial statements, prior to the Spin-Off, included certain expenses of our former Parent that were charged to us for certain corporate centralized functions and programs, including information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. In addition, for purposes of preparing the consolidated and combined financial statements prior to the Spin-Off, a portion of our former Parent’s total corporate costs were allocated to such financial statements, with the allocations related primarily to (i) the support provided by our former Parent's executive management, finance and accounting, legal, risk management, and human resource functions and (ii) costs associated with our former Parent's Charlotte, NC corporate headquarters and its Asia Pacific corporate center in Shanghai, China. Our historical consolidated and combined financial statements, prior to the Spin-Off, also do not reflect the allocation of certain assets and liabilities between our former Parent and us. Consequently, the financial information included here may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the historical periods presented.
The selected historical consolidated and combined financial data presented below should be read in conjunction with our audited combined financial statements included in our registration statement on Form 10 (as filed by SPX FLOW with the SEC and declared effective on September 11, 2015), as well as our audited consolidated and combined financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.
(in millions, except per share amounts)

	As of and for the year ended December 31,
Summary of operations:	2016	2015	2014	2013	2012
Revenues	$1,996.0	$2,388.5	$2,769.6	$2,804.8	$2,846.3
Operating income (loss)(1)(2)	(385.1)	145.5	254.6	231.2	188.9
Other income (expense), net	(0.9)	9.8	2.2	(5.2)	(3.4)
Interest expense, net(3)	(57.1)	(18.1)	(23.4)	(34.7)	(56.0)
Loss on early extinguishment of debt(4)	(38.9)	—	—	—	—
Income (loss) before income taxes	(482.0)	137.2	233.4	191.3	129.5
Income tax benefit (provision)(5)	101.0	(49.8)	(97.5)	(58.8)	(0.6)
Net income (loss)	(381.0)	87.4	135.9	132.5	128.9
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.1)	1.4	1.5	2.0
Net income (loss) attributable to SPX FLOW, Inc.	$(381.8)	$87.5	$134.5	$131.0	$126.9
Basic income (loss) per share of common stock	$(9.23)	$2.14	$3.30	$3.21	$3.11
Diluted income (loss) per share of common stock	$(9.23)	$2.14	$3.29	$3.20	$3.10
Other financial data:
Total assets(6)	$2,603.2	$3,304.2	$4,028.1	$4,490.7	$3,918.4
Total debt(7)	1,108.8	1,032.1	1,021.1	1,006.4	805.8
Other long-term obligations	187.7	275.4	342.8	382.7	402.3
Mezzanine equity(8)	20.1	—	—	—	—
SPX FLOW, Inc. shareholders' equity	740.6	1,259.1	1,925.4	2,238.9	1,832.9
Noncontrolling interests(8)	1.5	11.5	13.4	11.6	9.0
Capital expenditures	44.0	57.0	40.7	23.4	26.3
Depreciation and amortization	64.7	61.9	65.8	69.9	67.3

(1)
During 2016, we recognized Special Charges totaling $77.8 related to our global realignment program, which included (i) charges of $16.5 associated with the continued consolidation and relocation of manufacturing facilities in Germany and Denmark to an existing facility in Poland, (ii) various other global restructuring initiatives across our business and corporate support functions, (iii) corporate asset impairment charges of $17.8 incurred primarily in connection with the decision to market certain corporate assets for sale, and, to a lesser extent, (iv) a reorganization of the Company's segment management structures.

During 2015, we recognized Special Charges totaling $23.0 related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland.

During 2016, 2015, 2014, 2013 and 2012, we recognized expense related to changes in the fair value of plan assets, actuarial gains/losses, and settlement/curtailment gains/losses of $0.5, $6.3, $25.8, $2.0 and $25.4, respectively, associated with our and our former Parent's pension and postretirement benefit plans. See Note 8 to our consolidated and combined financial statements for further discussion of employee benefit plans sponsored by us and sponsored by our former Parent.

(2)
During 2016, we recorded impairment charges of $252.8, $115.9, $37.1 and $30.9 related to goodwill, customer relationships, trademarks and certain technology assets of certain businesses within our Power and Energy reportable segment, respectively, and of $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment.

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
See Note 7 to our consolidated and combined financial statements for further discussion of impairment charges associated with goodwill and intangible assets.

(3)
During 2015, 2014, 2013 and 2012, we recognized interest expense, net, of $2.2, $25.8, $36.3 and $55.6 on related party notes receivable and payable in which our former Parent, or its affiliates that were not part of the Spin-Off, were the counterparties.

(4)
During 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.

(5)
During 2016, the income tax benefit was impacted by tax benefits of (i) $59.3 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit during the second quarter (an effective tax rate of 13.9%), as (a) the majority of the goodwill of the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for deferred income tax assets in certain jurisdictions, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.

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
During 2012, the income tax provision was impacted by tax benefits of $18.3 associated with various audit closures and settlements, statute expirations, and other changes in the accrual for uncertain tax positions, with the most notable being the closure of the German tax examination for the years 2005 through 2009.

(6)	Included in total assets as of December 31, 2014, 2013, and 2012 are related party notes receivable of $707.1, $763.4 and $5.6, respectively.

(7)
Included in total debt as of December 31, 2016 and 2015 are deferred financing fees of $12.8 and $5.2, respectively, incurred in connection with our senior notes and term loan. Included in total debt as of December 31, 2014, 2013 and 2012 are related party notes payable of $1,003.1, $988.4 and $775.8, respectively.

(8)
Mezzanine equity as of December 31, 2016 represents the current exercise value of certain put options that independent noncontrolling shareholders in certain foreign subsidiaries of the Company have under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX Flow, Inc.) upon the satisfaction of certain conditions, including the passage of time. None of the noncontrolling interest put options are exercisable at this time. The mezzanine equity balance at December 31, 2016 reflects a reclassification from the noncontrolling interests and accumulated other comprehensive loss balances of $6.9 and $13.2, respectively, during 2016.

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
Our audited consolidated and combined financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report on Form 10-K, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the historical periods presented, or what our financial condition, results of operations and cash flows may be in the future.
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
Summary of Operating Results
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues

•
In 2016, decreased 16.4% to $1,996.0, primarily as a result of the impacts of lower oil and dairy prices on orders and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies.

•
In 2015, decreased 13.8% to $2,388.5, primarily as a result of the strengthening of the U.S. dollar during the period and lower sales of power and energy pumps, largely reflecting the impact of lower oil prices.

•	In 2014, decreased 1.3% to $2,769.6, primarily as a result of lower sales of power and energy pumps, partially offset by increased sales of food and beverage systems.
Income (Loss) before Income Taxes

•
In 2016, decreased from $137.2 to $(482.0), primarily as a result of goodwill and intangible assets impairment charges of $442.2 in 2016, compared to $22.7 in 2015. The reduction in pre-tax income, compared to 2015, resulted primarily from these impairment charges and, to a lesser extent, a decline in segment profitability, an increase in net interest expense, a loss on early extinguishment of debt in 2016 related to the refinancing of our senior notes, and an increase in special charges related to our global realignment program during the period. These items were partially offset by reductions in corporate expense resulting from reduced incentive compensation expense and savings realized from the global realignment program, as well as a decline in pension and postretirement expense.

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

Cash Flows from (used in) Operations

•
In 2016, decreased to $(27.9) (from $213.6 in 2015), primarily as a result of a decline in segment profitability, domestic pension payments, an increase in cash spending on restructuring actions, and interest payments related to our senior notes.

•	In 2015, decreased to $213.6 (from $302.6 in 2014), primarily as a result of a decline in segment profitability.

•	In 2014, increased to $302.6 (from $263.3 in 2013), primarily as a result of the improved profitability noted above.
RESULTS OF OPERATIONS
Cyclicality of End Markets, Seasonality and Competition - The financial results of many of our businesses closely follow changes in the industries and end markets they serve. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as the recent volatility in oil prices in 2016 and the uncertainty in future oil prices, continue to impact both operational and capital spending by end customers in our Power and Energy reportable segment.  Revenues from food and beverage systems and related services are highly correlated to timing on large construction projects, which may cause significant fluctuations in our financial performance from period to period. Fluctuations in dairy commodity prices and production of dairy related products, particularly those aimed at serving the China market, can influence the timing of capital spending by many end customers in our Food and Beverage reportable segment.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and acquisitions. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

Years Ended December 31, 2016, 2015 and 2014
The following table provides selected financial information for the years ended December 31, 2016, 2015 and 2014, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,
	2016	2015	2014	2016 vs. 2015%	2015 vs. 2014%
Revenues	$1,996.0	$2,388.5	$2,769.6	(16.4)	(13.8)
Gross profit	624.6	792.2	936.5	(21.2)	(15.4)
% of revenues	31.3%	33.2%	33.8%
Selling, general and administrative	467.7	558.0	629.9	(16.2)	(11.4)
% of revenues	23.4%	23.4%	22.7%
Intangible amortization	20.0	23.4	26.1	(14.5)	(10.3)
Impairment of goodwill and intangible assets	442.2	22.7	11.7	*	94.0
Special charges	79.8	42.6	14.2	87.3	200.0
Other income (expense), net	(0.9)	9.8	2.2	(109.2)	*
Related party interest expense, net	—	(2.2)	(25.8)	(100.0)	(91.5)
Other interest income (expense), net	(57.1)	(15.9)	2.4	*	*
Loss on early extinguishment of debt	(38.9)	—	—	*	*
Income (loss) before income taxes	(482.0)	137.2	233.4	*	(41.2)
Income tax benefit (provision)	101.0	(49.8)	(97.5)	*	(48.9)
Net income (loss)	(381.0)	87.4	135.9	*	(35.7)
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.1)	1.4	*	(107.1)
Net income (loss) attributable to SPX FLOW, Inc.	$(381.8)	$87.5	$134.5	*	(34.9)
Components of consolidated and combined revenue decline:
Organic decline				(14.2)	(6.1)
Foreign currency				(2.2)	(7.7)
Net revenue decline				(16.4)	(13.8)

* Not meaningful for comparison purposes.
Revenues - For 2016, the decrease in revenues, compared to 2015, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impacts of lower oil and dairy prices on customer order patterns. See "Results of Reportable Segments" for additional details.
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
Gross Profit - The decrease in gross profit and margin during 2016, compared to 2015, was attributable primarily to the revenue decline noted above. Gross margin decreased, compared to 2015, due also to competitive pricing pressures, lower utilization rates at certain of our manufacturing locations, transition costs related to the expansion of our Poland facility, and increased cost estimates related to certain large systems projects, partially offset by savings from restructuring actions and other cost reduction initiatives. See "Results of Reportable Segments" for additional details.
The decrease in gross profit and margin during 2015, compared to 2014, was primarily attributable to our Power and Energy reportable segment and due to the revenue decline noted above, partially offset by the effects of (i) improved operational performance within the Food and Beverage reportable segment and (ii) cost reductions associated with restructuring initiatives implemented during 2014 primarily within the Power and Energy reportable segment. See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - Prior to the Spin-Off in September 2015, SG&A expense included allocations of general corporate expenses from our former Parent, including pension and postretirement expense and stock-based compensation expense. See Note 1 to our consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.

For 2016, the decrease in SG&A expense, compared to 2015, was due primarily to (i) reduced incentive compensation expense due to lower profitability in 2016 compared to 2015, (ii) savings from restructuring actions resulting from our global realignment program, announced during the first quarter of 2016, (iii) a reduction in pension and postretirement expense of $6.4 and stock-based compensation expense of $6.9 (see “Corporate and Pension and Postretirement Expenses” for additional details), and (iv) the effect of a stronger U.S. dollar against various foreign currencies during the period.
For 2015, the decrease in SG&A expense, compared to 2014, was due primarily to the impact of a stronger U.S. dollar during the period, a decrease in pension and postretirement expense of $21.4 and a decrease in incentive compensation expense, partially offset by an increase in stock-based compensation expense of $5.8 during the period (see “Corporate and Pension and Postretirement Expenses” for additional details). The decrease in incentive compensation expense was due to lower profitability in 2015, compared to 2014.
Intangible Amortization - For 2016, the decrease in intangible amortization, compared to 2015, was due primarily to the impact of foreign currency translation, as well as a reduction in intangible assets subject to amortization that resulted primarily from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016.
For 2015, the decrease in intangible amortization, compared to 2014, was due primarily to the impact of foreign currency translation.
Impairment of Goodwill and Intangible Assets - During 2016, we recorded an impairment charge of $252.8 to reduce the goodwill of our Power and Energy reporting unit to its implied fair value. We also recorded an additional impairment charge of $183.9 related to certain intangible assets of certain businesses within our Power and Energy reportable segment, and of $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment. These impairment charges resulted primarily from the ongoing impact of lower oil prices on the purchase patterns of our customers in the oil and gas markets, which continued from 2015.
During 2015, we recorded impairment charges of (i) $15.0 related to the trademarks of a business within our Power and Energy reportable segment primarily resulting from the impact of lower oil prices on the purchasing patterns of our customers in the oil and gas markets, and (ii) $7.7 related to certain technology assets and trademarks associated with a business in our Food and Beverage reportable segment due primarily to a decline in order rates and projected future revenues for products derived from such technology assets and trademarks.
During 2014, we recorded impairment charges of $7.3 and $4.4 related to the trademarks of certain businesses within our Power and Energy and Industrial reportable segments, respectively.
See Note 7 to our consolidated and combined financial statements for further discussion of impairment charges.
Special Charges - Special charges for 2016 related primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges. See Note 5 to our consolidated and combined financial statements for the details of restructuring actions taken in 2016, 2015 and 2014. The components of special charges were as follows:

	Year ended December 31,
	2016	2015	2014
Employee termination costs	$50.5	$38.5	$11.6
Facility consolidation costs	9.3	2.5	0.6
Other cash costs, net	0.3	—	0.5
Non-cash asset write-downs	19.7	1.6	1.5
Total(1)	$79.8	$42.6	$14.2

(1)
Includes $16.5 and $23.0 in 2016 and 2015, respectively, related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland.

Other Income (Expense), net - Other expense, net, for 2016 was composed of foreign currency (“FX”) losses of $2.2, net settlement costs related to certain legal and tax-related claims of $0.7 and investment-related losses of $0.5, partially offset by net gains on asset sales and other of $2.5.
Other income, net, for 2015 was composed of net gains on asset sales and other of $8.0, FX gains of $1.1 and investment-related earnings of $0.7.

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
Related Party Interest Expense, net - Related party interest expense, net, in 2015 and 2014 was comprised of interest on notes receivable and notes payable with our former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as the counterparties. See Note 15 to our consolidated and combined financial statements for additional details on our related party notes.
Related party interest expense, net, for 2015 and 2014 was comprised of $28.4 and $72.9 of interest expense, respectively, partially offset by $26.2 and $47.1 of interest income, respectively. The decrease in related party interest expense in 2015, compared to 2014, reflects primarily the extinguishments of notes payable by way of capital contributions during both the second and third quarters of 2015. The decrease in related party interest income in 2015, compared to 2014, reflects the transfer or cancellation of notes receivable with our former Parent during September 2015, as well as lower average interest rates as compared to the prior year. All related party notes payable were extinguished by way of capital contribution to the Company by our former Parent, and all related party notes receivable were transferred to our former Parent or canceled by the Company, prior to the Spin-Off.
Other Interest Income (Expense), net - Other interest income (expense), net, is comprised primarily of interest expense related to (i) our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our trade receivables financing arrangement, after the Spin-Off, and (ii) capital lease obligations and miscellaneous lines of credit during all periods presented, partially offset by interest income on cash and equivalents. See Note 10 to our consolidated and combined financial statements for additional details on our third-party debt.
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
Loss on Early Extinguishment of Debt - On August 10, 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 during 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.
Income Tax Benefit (Provision) - During 2016, we recorded an income tax benefit of $101.0 on $482.0 of pre-tax loss, resulting in an effective tax rate of 21.0%. The effective tax rate for 2016 was impacted by tax benefits of (i) $59.3 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit during the second quarter (an effective tax rate of 13.9%), as (a) the majority of the goodwill of the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for deferred income tax assets in certain jurisdictions, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.
During 2015, we recorded an income tax provision of $49.8 on $137.2 of income before income taxes, resulting in an effective tax rate of 36.3%. The effective tax rate for 2015 was impacted by tax charges of $11.7 related to dividends from foreign subsidiaries, partially offset by tax benefits of (i) $5.1 related to net changes in uncertain tax positions, (ii) $2.8 related to tax rate decreases in Italy and the U.K. and (iii) $2.0 related to FX losses recognized for income tax purposes with respect to a foreign branch.
During 2014, we recorded an income tax provision of $97.5 on $233.4 of income before income taxes, resulting in an effective tax rate of 41.8%. The effective tax rate for 2014 was impacted by tax charges of (i) $18.7 related to increases in valuation allowances recorded against certain foreign deferred income tax assets and (ii) $18.6 related to the repatriation of certain earnings of our non-U.S. subsidiaries, partially offset by $3.8 of income tax benefits related to various audit settlements and statute expirations.

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
Non-GAAP Measures - Throughout the following discussion of reportable segments, we use "organic revenue" growth (decline) to facilitate explanation of the operating performance of our reportable segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under "Results of Operations-Non-GAAP Measures."
Food and Beverage

	Year ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Revenues	$728.3	$869.8	$965.3	(16.3)	(9.9)
Income	75.1	104.4	95.2	(28.1)	9.7
% of revenues	10.3%	12.0%	9.9%
Components of revenue growth (decline):
Organic growth (decline)				(15.2)	0.5
Foreign currency				(1.1)	(10.4)
Net revenue decline				(16.3)	(9.9)
Revenues - For 2016, the decrease in revenues, compared to 2015, was due to a decrease in organic revenue and, to a lesser extent, the strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2016, compared to 2015, due to a decline in dairy pricing which began in 2015, as well as the impact of such lower prices on the placement of large systems orders, particularly for milk powder projects, during 2016.
For 2015, the decrease in revenues, compared to 2014, was due primarily to the strengthening of the U.S. dollar against various foreign currencies, partially offset by an increase in organic revenue. The increase in organic revenue was driven primarily by higher sales of systems in Europe and Asia Pacific, partially offset by reduced sales of component parts in North America.
Income - For 2016, income and margin decreased, compared to 2015, primarily due to the revenue decline noted above, as well as transition costs related to the expansion of our Poland facility and increased cost estimates related to certain large systems projects in 2016. These declines in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the period.
For 2015, income and margin increased, compared to 2014, primarily as a result of improved operational execution on large systems projects and the organic revenue growth noted above.
Backlog - The segment had backlog of $295.7 and $321.3 as of December 31, 2016 and 2015, respectively. Of the $25.6 year-over-year decline in backlog, $14.1 was attributable to an organic decline and $11.5 was attributable primarily to the impact of a stronger U.S. dollar against various foreign currencies. The organic decline was due primarily to the impact of the decline in dairy pricing mentioned above and its impact on large systems orders. Approximately 91% of the segment's backlog as of December 31, 2016 is expected to be recognized as revenue during 2017.

Power and Energy

	Year ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Revenues	$562.7	$750.2	$968.8	(25.0)	(22.6)
Income	25.4	83.8	159.3	(69.7)	(47.4)
% of revenues	4.5%	11.2%	16.4%
Components of revenue decline:
Organic decline				(21.0)	(16.5)
Foreign currency				(4.0)	(6.1)
Net revenue decline				(25.0)	(22.6)
Revenues - For 2016, the decrease in revenues, compared to 2015, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies, including primarily the British Pound. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2016, compared to 2015, due to lower oil prices, as well as the impact of such lower prices on customer order patterns during 2016. In addition, organic revenue declined as a result of revenues realized from a large nuclear project during 2015 which did not recur in 2016.
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
Income - For 2016, income and margin decreased, compared to 2015, primarily due to the revenue decline mentioned above, including primarily lower revenue from high margin aftermarket and valve sales as well as low utilization rates at certain manufacturing locations.  These declines were partially offset by savings from restructuring actions and other cost reduction initiatives during the period.
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
Backlog - The segment had backlog of $323.9 and $407.0 as of December 31, 2016 and 2015, respectively. Of the $83.1 year-over-year decline in backlog, $57.0 was attributable to an organic decline, primarily due to the impact of lower oil prices mentioned above and $26.1 was attributable primarily to the impact of a stronger U.S. dollar relative to the British Pound. Approximately 79% of the segment's backlog as of December 31, 2016 is expected to be recognized as revenue during 2017.
Industrial

	Year ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Revenues	$705.0	$768.5	$835.5	(8.3)	(8.0)
Income	98.8	105.0	131.3	(5.9)	(20.0)
% of revenues	14.0%	13.7%	15.7%
Components of revenue decline:
Organic decline				(6.6)	(1.8)
Foreign currency				(1.7)	(6.2)
Net revenue decline				(8.3)	(8.0)
Revenues - For 2016, the decrease in revenues, compared to 2015, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower sales of hydraulic tools into the oil and gas market, lower large capital project revenues, and lower sales of heat exchangers, dehydration equipment and mixers.
For 2015, the decrease in revenues, compared to 2014, was primarily due to the strengthening of the U.S. dollar against various foreign currencies and, to a lesser extent, a decline in organic revenue. The decline in organic revenue was due to lower sales of hydraulic tools and equipment, which were impacted by a decline of activity in oil and gas markets.

Income - For 2016, income decreased, compared to 2015, primarily due to the revenue decline noted above. For 2016, margin increased, compared to 2015, as the effect of savings from restructuring actions and other cost reduction initiatives, particularly in the second half of 2016, more than offset the effects of lower utilization rates at certain of our manufacturing locations as well as a lower mix of higher margin projects during the period.
For 2015, income and margin decreased, compared to 2014, primarily due to the revenue decline noted above and lower sales of generally higher margin hydraulic tools and equipment as noted above.
Backlog - The segment had backlog of $164.5 and $176.7 as of December 31, 2016 and 2015, respectively. Of the $12.2 year-over-year decline in backlog, $6.4 was attributable to an organic decline and $5.8 was attributable primarily to the impact of changes in various foreign currencies relative to the U.S. dollar. Approximately 90% of the segment's backlog as of December 31, 2016 is expected to be recognized as revenue during 2017.
CORPORATE AND PENSION AND POSTRETIREMENT EXPENSES

	Year ended December 31,			2016 vs. 2015%	2015 vs. 2014%
	2016	2015	2014
Total consolidated and combined revenues	$1,996.0	$2,388.5	$2,769.6	(16.4)	(13.8)
Corporate expense	58.0	71.6	73.1	(19.0)	(2.1)
% of revenues	2.9%	3.0%	2.6%
Pension and postretirement expense	4.4	10.8	32.2	(59.3)	(66.5)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China for the period subsequent to the Spin-Off in September 2015. Corporate expense included allocations of general corporate expenses from our former Parent that largely related to the cost of corporate functions and/or resources provided by our former Parent for periods prior to the Spin-Off. See Note 1 to our consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs prior to the Spin-Off. Beginning in 2016, corporate expense also reflects stock-based compensation costs associated with corporate employees (prior periods have been recast to reflect this change in reporting, as further discussed in Note 4 to our consolidated and combined financial statements).
The decrease in corporate expense during 2016, compared to 2015, was due primarily to a reduction in (i) corporate stock-based compensation and (ii) incentive compensation expense associated with lower profitability in 2016, compared to 2015.
The reduction in corporate stock-based compensation expense during 2016, compared to 2015, reflects primarily (i) changes in the composition of our management team on a year-over-year basis, as well as (ii) the benefit of forfeitures of certain awards during 2016. In 2015, our corporate stock-based compensation expense included an allocation of expense related to certain former officers whose awards became fully vested during the first quarter of 2015, based on early retirement provisions contained within the applicable award agreements. In 2016, a greater portion of corporate stock-based compensation expense related to our current management team is being recognized ratably over the relevant performance or service period of the applicable awards (generally three years).
The decrease in corporate expense during 2015, compared to 2014, was due primarily to a decline in incentive compensation expense associated with lower profitability in 2015, compared to 2014.
See Note 12 to our consolidated and combined financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Expense - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. Prior to the Spin-Off, certain eligible employees associated with SPX FLOW were participants in defined benefit pension and postretirement plans sponsored by our former Parent. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.
Pension and postretirement expense for the period subsequent to the Spin-Off in September 2015 represents net periodic benefit expense associated with plans that SPX FLOW sponsors. For periods prior to the Spin-Off, pension and postretirement expense represents net periodic benefit expense associated with the plans we sponsor as well as an allocation of a portion of the net periodic benefit expense associated with the plans sponsored by our former Parent. See Note 1 to our consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.
During 2016, we made pension benefit payments of $65.9 related to our domestic nonqualified pension plan to certain former officers of the Company, which resulted in recognition of a $0.8 actuarial gain due to the partial settlement and remeasurement of the plan’s remaining obligations during 2016. In connection with the Spin-Off, we assumed these domestic nonqualified pension plan obligations from the former Parent and formed a new nonqualified plan, resulting in the remeasurement of such obligations and recognition of a $7.4 actuarial loss during 2015.
During 2015, pension and postretirement expense decreased, compared to 2014, primarily as a result of a decrease in actuarial losses associated with the plans we sponsor (in 2015) compared to the plans sponsored by our former Parent and those that we sponsor (in 2014).
See Note 8 to our consolidated and combined financial statements for further details on our pension and postretirement plans, as well as our allocated portion of costs related to plans sponsored by our former Parent prior to the Spin-Off.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the years ended December 31, 2016, 2015 and 2014.
Cash Flow

	Year ended December 31,
	2016	2015	2014
Cash flows from (used in) operating activities	$(27.9)	$213.6	$302.6
Cash flows used in investing activities	(40.0)	(44.8)	(34.0)
Cash flows from (used in) financing activities	21.1	(68.1)	(297.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	(34.0)	(21.4)	(12.0)
Net change in cash and equivalents	$(80.8)	$79.3	$(41.2)
Years Ended December 31, 2016 and 2015
Operating Activities—During 2016, the decrease in cash flows from operating activities, compared to 2015, was primarily attributable to (i) a decline in segment profitability, (ii) pension benefit payments of $65.9 to certain former officers of the Company in 2016, (iii) an increase in cash spending on restructuring actions, and (iv) interest payments of $38.8 related to our senior notes in 2016.
Investing Activities—During 2016, cash flows used in investing activities were comprised of capital expenditures of $44.0 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $4.0. Cash flows used in investing activities during 2015 were comprised primarily of capital expenditures of $57.0 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $12.5.
Financing Activities —During 2016, cash flows from financing activities related primarily to proceeds received from issuance of our 5.625% and 5.875% senior notes of $600.0, net borrowings under our senior credit facilities of $58.0, and net borrowings under our trade receivables financing arrangement of $21.2, partially offset by repurchases of our 6.875% senior notes of $636.4 (including premiums paid of $36.4), and payments of deferred financing fees of $15.5. Cash flows used in financing activities during 2015 related primarily to net transfers to our former Parent of $453.9, repayments of related party notes payable of $5.4, and payments of deferred financing fees of $6.2, partially offset by net borrowings under our senior credit facilities of $400.0.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The decrease in cash and equivalents due to foreign currency exchange rates of $34.0 and $21.4 in 2016 and 2015, respectively, reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the British Pound during 2016 and against various other foreign currencies during both periods.

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
Financing Activities —During 2015, cash flows used in financing activities related primarily to net transfers to our former Parent of $453.9, repayments of related party notes payable of $5.4, and payments of deferred financing fees of $6.2, partially offset by net borrowings under our senior credit facilities of $400.0. Cash flows used in financing activities during 2014 related primarily to net transfers to our former Parent of $291.6 and repayments of related party notes payable of $6.7.
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
Borrowings and Availability
Borrowings —Debt at December 31, 2016 and 2015 was comprised of the following:

	December 31,
	2016	2015
Domestic revolving loan facility	$68.0	$—
Term loan(1)	390.0	400.0
5.625% senior notes, due in August 2024	300.0	—
5.875% senior notes, due in August 2026	300.0	—
6.875% senior notes(2)	—	600.0
Trade receivables financing arrangement	21.2	—
Other indebtedness(3)	42.4	37.3
Less: deferred financing fees(4)	(12.8)	(5.2)
Total debt	1,108.8	1,032.1
Less: short-term debt	27.7	28.0
Less: current maturities of long-term debt	20.2	10.3
Total long-term debt	$1,060.9	$993.8

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

(3)
Primarily includes capital lease obligations of $14.7 and $9.3 and balances under a purchase card program of $17.9 and $23.6 as of December 31, 2016 and 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Senior Credit Facilities
On September 1, 2015, we entered into senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate initial principal amount of $1.35 billion, consisting of the following, each with a final maturity of September 24, 2020:

•A term loan facility in an aggregate initial principal amount of $400.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $250.0;

•
A global revolving credit facility, available for loans (and performance letters of credit and guarantees up to the equivalent of $100.0) in Euro, British Pound and other currencies, in an aggregate principal amount up to the equivalent of $200.0;

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
Availability
At December 31, 2016, we had $372.9 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $68.0 under the domestic revolving loan facility and $9.1 reserved for outstanding letters of credit. At December 31, 2016, we had $3.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $21.2. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at December 31, 2016, we had $275.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $224.4 reserved for outstanding letters of credit.
Refer to Note 10 to our consolidated and combined financial statements for further information on our borrowings as of December 31, 2016.
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
As of December 31, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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

Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 11 to our consolidated and combined financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $28.0 and $44.7 outstanding as of December 31, 2016 and 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $21.4 and $31.6 at December 31, 2016 and 2015, respectively, with scheduled maturities of $12.0, $9.2 and $0.2 within one, two and three years, respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were $0.0 and less than $0.1 as of December 31, 2016 and 2015, respectively. The net gains (losses) recorded in "Other income (expense), net" related to foreign currency gains (losses) totaled $(2.2), $1.1, and $(2.6) for the years ended December 31, 2016, 2015 and 2014, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.8 (asset) and $0.5 (asset) at December 31, 2016 and 2015, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2016 for similar debt, was $1,103.2, compared to our carrying value of $1,106.9.
As of December 31, 2015, the fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2015 for similar debt, was $1,065.5, compared to our carrying value of $1,028.0.
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
Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for any period presented.
Cash and Other Commitments
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2016, we had $83.8 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2016 totaled $44.0, compared to $57.0 and $40.7 in 2015 and 2014, respectively. Capital expenditures in 2016 related primarily to upgrades of manufacturing facilities and information technology. We expect 2017 capital expenditures to approximate $30, with a significant portion related to additional upgrades of manufacturing facilities and information technology. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

In 2016, we made contributions and direct benefit payments of $68.2 to our defined benefit pension and postretirement plans. We expect to make $2.8 of minimum required funding contributions and direct benefit payments in 2017. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. See Note 8 to our consolidated and combined financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, we paid $43.4, $35.9 and $11.4 in income taxes in 2016, 2015 and 2014, respectively. The amount of income taxes we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 9 to our consolidated and combined financial statements for further disclosure of earnings held by foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2016, except as discussed in Note 13 to our consolidated and combined financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments.
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
Global Realignment Program
We plan to have approximately $50 in cash outflows in support of our global realignment program in 2017. Additionally, we expect to recognize pre-tax charges to earnings of approximately $40 in 2017 (we recognized approximately $78 of pre-tax charges related to the realignment program during 2016, as discussed in Note 5 to our consolidated and combined financial statements). These realignment actions are expected to be substantially complete by the end of 2017.
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2016:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$27.7	$27.7	$—	$—	$—
Long-term debt obligations (excluding deferred financing fees)	1,093.9	20.2	66.2	399.5	608.0
Pension and postretirement benefit plan contributions and payments(1)	84.5	2.8	5.3	12.1	64.3
Purchase and other contractual obligations(2)	158.5	154.2	4.1	0.2	—
Future minimum operating lease payments(3)	83.8	21.2	30.9	15.6	16.1
Interest payments	344.1	48.3	91.6	76.3	127.9
Total contractual cash obligations(4)	$1,792.5	$274.4	$198.1	$503.7	$816.3

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

We believe that our cash flows, together with cash and equivalents on hand, and availability under revolving credit facilities and our trade receivables financing arrangement, provide us with the ability to fund our operations and make planned capital expenditure payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet any future debt service obligations, we would need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy any such debt service or other requirements.
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
Long-Term Contract Accounting
Certain of our businesses recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. Under the percentage-of-completion method, we recognized revenues of $339.7, $490.7 and $573.1 during the years ended December 31, 2016, 2015 and 2014, respectively.
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
The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units. We consider a number of factors in conducting the impairment testing of our reporting units. We perform our impairment testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets, with such testing occurring during the fourth quarter of each year in conjunction with our annual financial planning process (or more frequently if impairment indicators arise), based primarily on events and circumstances existing as of the end of the third quarter. Fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting units, market participant discount rates, and EBITDA multiples observed of peer companies and in recent transactions in the industries we serve. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by each reporting unit based on current cost structure and, when applicable, anticipated net cost reductions.
The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions could result in impairment charges in future periods.
During the second quarter of 2016, our Power and Energy reporting unit experienced sustained quarterly order rates below order intake levels in the fourth quarter of 2015 and operating results which were below our internal estimates. As a result of the lower order patterns and lower year-to-date earnings of the reporting unit, we revised our 2016 projections below the bottom end of the range utilized in our fourth quarter of 2015 interim impairment test, leading us to conclude that an interim impairment test as of the end of our second quarter of 2016 (July 2, 2016) was necessary.
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
Consistent with our accounting policy as stated above, we performed our annual goodwill impairment test as of the first day of our fiscal fourth quarter of 2016, which indicated the estimated fair value of our Power and Energy reporting unit exceeded its carrying value by approximately 4%. The estimated fair value of each of our other reporting units significantly exceeded its respective book value.
Additionally, we perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2016, 2015 and 2014, we recorded impairment charges of $37.1, $15.6 and $11.7, respectively, related to trademarks of certain of our businesses. In addition, during 2016, we recorded impairment charges of $115.9 and $36.4 related to certain customer relationship and technology assets of our businesses, respectively. We determined the impairment for customer relationships and technology assets by comparing the future expected cash flows associated with the customer relationships and technology assets, discounted at a rate of return that reflects current market conditions, to their respective carrying values. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.
Refer to Note 7 to our consolidated and combined financial statements for further information regarding our goodwill and indefinite-lived intangible assets as of and during the year ended December 31, 2016.
Income Taxes
For purposes of our consolidated and combined financial statements, our income tax provision has been determined as if we filed income tax returns on a stand-alone basis for periods prior to the Spin-Off. Our tax results from periods prior to the Spin-Off as presented in the consolidated and combined financial statements may not be reflective of the results that we will generate in the future. In jurisdictions where we were included in the tax returns filed by our former Parent or its subsidiaries that were not part of the Spin-Off, any income taxes payable resulting from the related income tax provision were reflected in our combined balance sheet through the Spin-Off date within "Former parent company investment."
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
Refer to Note 13 for discussion regarding amounts reported in “Mezzanine equity” on the consolidated balance sheet as of December 31, 2016. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel, copper, and oil. See Note 11 to our consolidated and combined financial statements for further details.
The following table provides information, as of December 31, 2016, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through December 31,
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Domestic revolving loan facility	$—	$—	$—	$68.0	$—	$—	$68.0	$68.0
Average interest rate							2.994%
Term loan	20.0	20.0	20.0	330.0	—	—	390.0	390.0
Average interest rate							2.784%
5.625% senior notes	—	—	—	—	—	300.0	300.0	300.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	296.3
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $28.0 outstanding as of December 31, 2016, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $21.4 outstanding as of December 31, 2016, with scheduled maturities of $12.0, $9.2 and $0.2 within one, two and three years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.9 (gross assets) and $0.1 (gross liabilities) as of December 31, 2016.

ITEM 8. Consolidated and Combined Financial Statements And Supplementary Data

SPX FLOW, INC. AND SUBSIDIARIES

All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated and combined financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of SPX FLOW, Inc.:
We have audited the accompanying consolidated balance sheets of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated and combined statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of SPX FLOW, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of SPX FLOW, Inc.:
We have audited the internal control over financial reporting of SPX FLOW, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 8, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 8, 2017

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2016	2015	2014
Revenues	$1,996.0	$2,388.5	$2,769.6
Costs and expenses:
Cost of products sold	1,371.4	1,596.3	1,833.1
Selling, general and administrative	467.7	558.0	629.9
Intangible amortization	20.0	23.4	26.1
Impairment of goodwill and intangible assets	442.2	22.7	11.7
Special charges	79.8	42.6	14.2
Operating income (loss)	(385.1)	145.5	254.6

Other income (expense), net	(0.9)	9.8	2.2
Related party interest expense, net	—	(2.2)	(25.8)
Other interest income (expense), net	(57.1)	(15.9)	2.4
Loss on early extinguishment of debt	(38.9)	—	—
Income (loss) before income taxes	(482.0)	137.2	233.4
Income tax benefit (provision)	101.0	(49.8)	(97.5)
Net income (loss)	(381.0)	87.4	135.9
Less: Net income (loss) attributable to noncontrolling interests	0.8	(0.1)	1.4
Net income (loss) attributable to SPX FLOW, Inc.	$(381.8)	$87.5	$134.5

Basic income (loss) per share of common stock	$(9.23)	$2.14	$3.30
Diluted income (loss) per share of common stock	$(9.23)	$2.14	$3.29

Weighted-average number of common shares outstanding — basic	41.345	40.863	40.809
Weighted-average number of common shares outstanding — diluted	41.345	40.960	40.932
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$(381.0)	$87.4	$135.9
Other comprehensive loss, net:
Pension liability adjustment, net of tax provision of $0.0 and $0.1 in 2015 and 2014, respectively	—	(0.1)	0.2
Net unrealized gains on available-for-sale securities	—	—	3.7
Foreign currency translation adjustments	(139.8)	(165.0)	(202.5)
Other comprehensive loss, net	(139.8)	(165.1)	(198.6)
Total comprehensive loss	(520.8)	(77.7)	(62.7)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.3)	(1.7)	3.1
Total comprehensive loss attributable to SPX FLOW, Inc.	$(520.5)	$(76.0)	$(65.8)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$215.1	$295.9
Accounts receivable, net	446.9	483.9
Inventories, net	272.4	305.2
Other current assets	72.8	72.4
Total current assets	1,007.2	1,157.4
Property, plant and equipment:
Land	36.1	37.7
Buildings and leasehold improvements	242.4	224.9
Machinery and equipment	420.8	483.9
	699.3	746.5
Accumulated depreciation	(322.0)	(314.1)
Property, plant and equipment, net	377.3	432.4
Goodwill	722.5	1,023.4
Intangibles, net	344.3	579.4
Other assets	151.9	111.6
TOTAL ASSETS	$2,603.2	$3,304.2

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$203.8	$227.1
Accrued expenses	329.9	467.3
Income taxes payable	10.8	31.7
Short-term debt	27.7	28.0
Current maturities of long-term debt	20.2	10.3
Total current liabilities	592.4	764.4
Long-term debt	1,060.9	993.8
Deferred and other income taxes	62.2	142.0
Other long-term liabilities	125.5	133.4
Total long-term liabilities	1,248.6	1,269.2
Commitments and contingent liabilities (Note 13)
Mezzanine equity	20.1	—

Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 42,092,393 issued and 41,920,477 outstanding at December 31, 2016, and 41,429,014 issued and 41,386,740 outstanding at December 31, 2015	0.4	0.4
Paid-in capital	1,640.4	1,621.7
Retained earnings (accumulated deficit)	(373.9)	21.1
Accumulated other comprehensive loss	(521.4)	(382.7)
Common stock in treasury (171,916 shares at December 31, 2016, and 42,274 shares at December 31, 2015)	(4.9)	(1.4)
Total SPX FLOW, Inc. shareholders' equity	740.6	1,259.1
Noncontrolling interests	1.5	11.5
Total equity	742.1	1,270.6
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,603.2	$3,304.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Former Parent Company Investment	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2013	—	$—	$—	$—	$(18.9)	$—	$2,257.8	$2,238.9	$11.6	$2,250.5
Net income	—	—	—	—	—	—	134.5	134.5	1.4	135.9
Other comprehensive income (loss), net	—	—	—	—	(200.3)	—	—	(200.3)	1.7	(198.6)
Net transfers to parent	—	—	—	—	—	—	(247.7)	(247.7)	—	(247.7)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Balance at December 31, 2014	—	—	—	—	(219.2)	—	2,144.6	1,925.4	13.4	1,938.8
Net income (loss)	—	—	—	21.1	—	—	66.4	87.5	(0.1)	87.4
Other comprehensive loss, net	—	—	—	—	(163.5)	—	—	(163.5)	(1.6)	(165.1)
Net transfers to parent	—	—	—	—	—	—	(592.3)	(592.3)	—	(592.3)
Reclassification of former parent company investment to common stock and paid-in capital	41.3	0.4	1,618.3	—	—	—	(1,618.7)	—	—	—
Incentive plan activity	0.1	—	1.7	—	—	—	—	1.7	—	1.7
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Restricted stock and restricted stock unit vesting, including related tax benefit of $3.6 and net of tax withholdings	—	—	(3.7)	—	—	(1.4)	—	(5.1)	—	(5.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2015	41.4	0.4	1,621.7	21.1	(382.7)	(1.4)	—	1,259.1	11.5	1,270.6

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Former Parent Company Investment	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Net income (loss)	—	—	—	(381.8)	—	—	—	(381.8)	0.8	(381.0)
Other comprehensive loss, net	—	—	—	—	(138.7)	—	—	(138.7)	(1.1)	(139.8)
Incentive plan activity	0.3	—	6.5	—	—	—	—	6.5	—	6.5
Stock-based compensation expense	—	—	18.7	—	—	—	—	18.7	—	18.7
Restricted stock and restricted stock unit vesting, including related tax provision of $5.6 and net of tax withholdings	0.2	—	(6.5)	—	—	(3.5)	—	(10.0)	—	(10.0)
Adjustment to mezzanine equity and reclassification from noncontrolling interests	—	—	—	(13.2)	—	—	—	(13.2)	(6.9)	(20.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$—	$740.6	$1.5	$742.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2016	2015	2014
Cash flows from (used in) operating activities:
Net income (loss)	$(381.0)	$87.4	$135.9
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges	79.8	42.6	14.2
Impairment of goodwill and intangible assets	442.2	22.7	11.7
Deferred income taxes	(102.0)	(25.4)	22.4
Depreciation and amortization	64.7	61.9	65.8
Pension and other employee benefits	10.9	11.3	9.4
Stock-based compensation	18.9	5.4	—
Gain on asset sales and other, net	(2.5)	(8.0)	—
Loss on early extinguishment of debt	38.9	—	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	22.9	47.4	64.4
Inventories	18.4	(2.5)	(9.6)
Accounts payable, accrued expenses and other	(114.3)	(14.9)	2.0
Domestic pension payments	(65.9)	—	—
Cash spending on restructuring actions	(58.9)	(14.3)	(13.6)
Net cash from (used in) operating activities	(27.9)	213.6	302.6
Cash flows used in investing activities:
Proceeds from asset sales and other, net	4.0	12.5	7.3
Increase in restricted cash	—	(0.3)	(0.6)
Capital expenditures	(44.0)	(57.0)	(40.7)
Net cash used in investing activities	(40.0)	(44.8)	(34.0)
Cash flows from (used in) financing activities:
Proceeds from issuance of senior notes	600.0	—	—
Repurchases of senior notes (includes premiums paid of $36.4)	(636.4)	—	—
Borrowings under senior credit facilities	423.0	534.0	—
Repayments of senior credit facilities	(365.0)	(134.0)	—
Borrowings under trade receivables financing arrangement	93.4	34.0	—
Repayments of trade receivables financing arrangement	(72.2)	(34.0)	—
Repayments of related party notes payable	—	(5.4)	(6.7)
Borrowings under other financing arrangements	13.5	6.1	5.7
Repayments of other financing arrangements	(14.6)	(7.0)	(3.9)
Minimum withholdings paid on behalf of employees for net share settlements, net	(3.9)	(1.5)	—
Payments for deferred financing fees	(15.5)	(6.2)	—
Change in noncontrolling interests in subsidiary	—	—	(0.8)
Dividends paid to noncontrolling interests in subsidiary	(1.2)	(0.2)	(0.5)
Change in former parent company investment	—	(453.9)	(291.6)
Net cash from (used in) financing activities	21.1	(68.1)	(297.8)
Change in cash and equivalents due to changes in foreign currency exchange rates	(34.0)	(21.4)	(12.0)
Net change in cash and equivalents	(80.8)	79.3	(41.2)
Consolidated and combined cash and equivalents, beginning of period	295.9	216.6	257.8
Consolidated and combined cash and equivalents, end of period	$215.1	$295.9	$216.6

Supplemental disclosure of cash flow information:
Interest paid	$57.4	$5.8	$3.7
Income taxes paid, net of refunds of $7.8, $3.2 and $6.2 in 2016, 2015 and 2014, respectively	$43.4	$35.9	$11.4
Non-cash investing and financing activity:
Debt assumed	$7.7	$622.4	$—
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(in millions, except per share data)

(1)	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Presentation
Our consolidated balance sheets as of December 31, 2016 and 2015, and financial activity presented in the consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2016, consist of the consolidated balances of SPX FLOW as an independent, publicly traded company as of and during the period then ended. Our consolidated and combined statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2015 and 2014, were prepared on a “carve out” basis for the periods prior to the Spin-Off and included adjustments for certain transactions that occurred concurrently upon completion of the Spin-Off (see Notes 8 and 12) as well as stand-alone results for the period subsequent to the date of the Spin-Off. These consolidated and combined financial statements were derived from the consolidated financial statements and accounting records of the former Parent and SPX FLOW and prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Consequently, the financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the historical periods presented.
The combined statements of operations prior to the Spin-Off included costs for certain centralized functions and programs provided and/or administered by the former Parent that were charged directly to the former Parent’s business units, including business units of SPX FLOW. These centralized functions and programs included, but were not limited to, information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. Prior to the Spin-Off and during the years ended December 31, 2015 and 2014, $81.0 and $109.0 of such costs, respectively, were directly charged to the Company's business units and were included in selling, general and administrative expenses in the accompanying consolidated and combined statements of operations.
For purposes of preparing these combined financial statements prior to the Spin-Off on a “carve out” basis, a portion of the former Parent’s total corporate expenses were allocated to SPX FLOW. These expense allocations included the cost of corporate functions and/or resources provided by the former Parent which included, but were not limited to, executive management, finance and accounting, legal, and human resources support, and the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China, as well as related benefit costs associated with such functions, such as pension and postretirement benefits and stock-based compensation. Prior to the Spin-Off and in the years ended December 31, 2015 and 2014, the Company was allocated $50.7 and $95.9 of such general corporate and related benefit costs, respectively, which were primarily included within selling, general and administrative expenses in the accompanying consolidated and combined statements of operations. In addition to pre-Spin-Off allocation of costs associated with the former Parent's corporate functions, including the related benefit costs, the consolidated and combined financial statements include an allocation of corporate-related special charges. Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional revenues of the Company to the former Parent's consolidated revenues from continuing operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been a stand-alone company for the periods presented.
Pre-Spin-Off cash and equivalents held by the former Parent at the corporate level that were not specifically identifiable to the Company were not reflected in the Company's combined financial statements prior to the date of the Spin-Off. Cash

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

transfers between the Company and the former Parent (other than related to notes receivable and payable, as discussed further below) were accounted for through former parent company investment. Cash and equivalents in the combined financial statements prior to the date of the Spin-Off represented cash and equivalents held locally by the Company's entities. The former Parent’s third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor of such debt.
All intercompany transactions have been eliminated. All transactions between the Company and the former Parent (including its affiliates that were not part of the Spin-Off) were included in these combined financial statements prior to the date of the Spin-Off. The aggregate net effect of transactions not historically settled in cash between the Company and the former Parent was reflected in the combined statements of cash flows prior to the date of the Spin-Off as "Change in former parent company investment." In addition, prior to the Spin-Off, the Company had amounts due from and due to the former Parent (and its affiliates that were not part of the Spin-Off) supported by promissory notes. The respective interest income and interest expense amounts recognized prior to the Spin-Off were reflected in "Related party interest expense, net" within the Company's consolidated and combined statements of operations.
As discussed further in Note 4, segment results and corporate expense for the years ended December 31, 2015 and 2014 have been recast to (i) reflect the reclassification of certain product line results in order to more precisely present our results by reportable segment, (ii) include stock-based compensation costs associated with segment employees in segment income, and (iii) include stock-based compensation costs associated with corporate employees in corporate expense.
The Company operates on a calendar year-end.
Agreements with the former Parent - Post-Spin-Off
In connection with the Spin-Off, we entered into a transition services agreement and other definitive agreements with the former Parent that, among other matters, set forth the terms and conditions of the Spin-Off and provided a framework for our relationship with the former Parent after the Spin-Off. A summary of the material terms of these agreements can be found in the "Certain Relationships and Related Party Transactions" section of the Information Statement of the Company, attached as Exhibit 99.1 to our registration statement on Form 10 (as filed by SPX FLOW with the U.S. Securities and Exchange Commission (the "SEC") and declared effective on September 11, 2015). Amounts recorded under the transition services agreement were not significant in 2016.
Summary of Significant Accounting Policies
Our significant accounting policies are described below, as well as in other Notes that follow.
Foreign Currency Translation and Transactions—The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive loss. Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in "Other income (expense), net," with the related net gains (losses) totaling $(2.2), $1.1 and $(2.6) in 2016, 2015 and 2014, respectively.
Cash Equivalents—We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition—We recognize revenues from product sales upon shipment to the customer (e.g., FOB shipping point) or, to a lesser extent, upon receipt by the customer (e.g., FOB destination), in accordance with agreed-upon customer terms. Revenues from service contracts and long-term maintenance arrangements are recognized on a straight-line basis over the agreement period.
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
(in millions, except per share data)

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
We recognized $339.7, $490.7 and $573.1 in revenues under the percentage-of-completion method for the years ended December 31, 2016, 2015 and 2014, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Costs incurred on uncompleted contracts	$1,170.5	$1,392.8
Estimated earnings to date	272.1	324.2
	1,442.6	1,717.0
Less: Billings to date	(1,433.7)	(1,682.5)
Net costs and estimated earnings in excess of billings	$8.9	$34.5
These amounts are included in the accompanying consolidated balance sheets at December 31, 2016 and 2015 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	December 31,
	2016	2015
Costs and estimated earnings in excess of billings(1)	$66.1	$87.4
Billings in excess of costs and estimated earnings on uncompleted contracts(2)	(57.2)	(52.9)
Net costs and estimated earnings in excess of billings	$8.9	$34.5

(1)	Reported as a component of "Accounts receivable, net."
(2)    Reported as a component of "Accrued expenses."
Research and Development Costs—The Company conducts research and development activities for the purpose of developing and improving new products. The related expenditures are expensed as incurred and totaled $19.4, $19.1 and $19.8 in 2016, 2015 and 2014, respectively, and are classified within selling, general and administrative expense within the consolidated and combined statements of operations.
Property, Plant and Equipment—Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

amortization of capital leases, was $44.7, $38.5 and $39.7 for the years ended December 31, 2016, 2015 and 2014, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.
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
Income Taxes—For purposes of our combined financial statements prior to the date of the Spin-Off, our income tax provision was determined as if we filed income tax returns on a stand-alone basis. The Company's tax results as presented in the consolidated and combined financial statements for periods prior to the Spin-Off may not be reflective of the results that the Company will generate in the future. In jurisdictions where the Company was included in the tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off, any income taxes payable resulting from the related income tax provision were reflected through the date of the Spin-Off within "Former parent company investment." Deferred income tax assets and liabilities, as presented in the consolidated balance sheets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess whether deferred tax assets will be realized and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.
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
(in millions, except per share data)

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
(2)    USE OF ESTIMATES
The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues (e.g., our percentage-of-completion estimates described above) and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the consolidated and combined financial statements and related notes.
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

	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$23.6	$22.0	$21.7
Allowances provided	17.4	15.6	14.7
Write-offs, net of recoveries, credits issued and other	(19.0)	(14.0)	(14.4)
Balance at end of year	$22.0	$23.6	$22.0
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
(in millions, except per share data)

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
Goodwill and Indefinite-Lived Intangible Assets—We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. The financial results of many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and foreign currency changes. Actual results may differ from these estimates under different assumptions or conditions. See Note 7 for further information, including discussion of impairment charges recorded in 2016, 2015 and 2014, and our annual impairment test performed in the fourth quarter of 2016.
Accrued Expenses—We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2016 and 2015.

	December 31,
	2016	2015
Unearned revenue(1)	$140.6	$155.8
Employee benefits	62.1	172.6
Warranty	10.2	14.0
Other(2)	117.0	124.9
Total	$329.9	$467.3

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
Self-Insurance—We are self-insured for certain of our workers' compensation, automobile, product, general liability and health costs and, thus, record an accrual for our retained liability. Our businesses were charged directly for their estimated share of the cost of the former Parent's equivalent self-insured programs prior to the Spin-Off, with the Company's share of the cost included in our consolidated and combined statements of operations for such periods. The liability for these programs is reflected in our consolidated balance sheets as of December 31, 2016 and 2015 within "Accrued expenses."
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
(in millions, except per share data)

provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

	Year ended December 31,
	2016	2015	2014
Balance at beginning of year	$14.8	$18.4	$20.4
Provisions	8.9	10.3	13.5
Usage	(12.2)	(12.6)	(14.2)
Currency translation adjustment	(0.7)	(1.3)	(1.3)
Balance at end of year	10.8	14.8	18.4
Less: Current portion of warranty	10.2	14.0	17.4
Non-current portion of warranty	$0.6	$0.8	$1.0
Income Taxes—We review our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as "Deferred and other income taxes" in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. We establish a valuation allowance against deferred tax assets when, based on all available evidence, we believe that it is more likely than not that we will not realize a benefit associated with such assets. See Note 9 for further discussion of our accounting for income taxes and potential uncertain tax positions.
Employee Benefit Plans—Certain of our employees participate in defined benefit pension and other postretirement plans we sponsor and, prior to the date of the Spin-Off, participated in plans sponsored by the former Parent. The expense for these plans is derived from an actuarial calculation based on the plans' provisions and assumptions regarding discount rates and rates of increase in compensation levels. Discount rates for most of the plans are based on representative bond indices. Rates of increase in compensation levels are established based on expectations of current and foreseeable future increases in compensation. Independent actuaries are consulted in determining these assumptions. See Note 8 for further discussion of our accounting for pension and postretirement benefits.
(3)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, and as amended during 2016, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method and continue to evaluate the potential impacts to our revenues related to our pending adoption of the new revenue standard.
Amongst other impacts, the guidance has the potential to affect our current practice of accounting for certain contracts as revenue using the completed contract method under existing guidance in instances where such contracts are determined to have (1) multiple performance obligations that are distinct within the context of the contract and/or (2) a transfer of control to our customer over time, as defined under the new guidance. In addition, we are reviewing our accounting policies to determine whether any changes may be necessary in order to ensure proper recognition of such obligations that we consider perfunctory in nature and/or qualitatively and quantitatively immaterial under existing revenue guidance, but which may be considered significant within the context of the contract under the new revenue standard. We are also evaluating clauses contained within certain contracts which have the potential to result in variable consideration; we currently recognize the impacts of changes in

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

estimates related to such clauses in the period in which such changes occur and the impact can be determined, but the estimated effects of such clauses may be recognized over time under the new guidance, including from contract inception.  Our preliminary assessments of the potential impacts of the new revenue recognition standard are subject to change.
In April 2015, the FASB issued a new standard that requires debt issuance costs related to a recognized debt liability to be reported in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This standard was adopted in the first quarter of 2016 and was applied retrospectively. The adoption of this standard did not have a material impact on our consolidated financial statements.
In January 2016, the FASB issued an amendment to existing guidance which revises entities’ accounting related to: (i) the classification and measurement of investments in equity securities, and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The amendment also changes certain disclosure requirements associated with the fair value of financial instruments. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and requires a modified retrospective approach to adoption. Early adoption is only permitted for a provision related to instrument-specific credit risk. We are currently evaluating the effect that this amendment will have on our consolidated financial statements.
In February 2016, the FASB issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases with terms that exceed twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our consolidated financial statements.
In March 2016, the FASB issued an amendment to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendment is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective or modified retrospective basis. The impact of the adoption of this amendment on our consolidated financial statements will be based on any future events that impact our hedging relationships.
In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment is effective for prospective interim and annual reporting periods beginning after December 15, 2016. We plan on adopting this amendment prospectively in the first quarter of 2017 and believe the new standard will cause volatility in our effective tax rates and net income (loss) due to the tax effects related to share-based payments being recorded to the statement of operations. The volatility in future periods will depend on our stock price at the award vesting dates and the number of awards that vest in each period.
In August 2016, the FASB issued an amendment that updates the guidance as to how certain cash receipts and payments should be presented and classified pertaining to, among other items, debt, contingent consideration in business combinations, proceeds from certain insurance settlements, distributions received from equity method investees, securitization transactions, and separately identifiable cash flows. The amendment is intended to reduce the existing diversity in practice and is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, including retrospective application. We adopted this amendment during the third quarter of 2016 and have accordingly reflected our debt prepayment premiums and extinguishment costs as financing cash outflows during the year ended December 31, 2016.
In October 2016, the FASB issued an amendment that requires recognition of the income tax consequences of an intra-entity transfer of assets other than inventory. Under current authoritative guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This amendment requires tax expense and deferred tax asset recognition from the intra-entity sale of the asset in the seller’s tax jurisdiction when the asset transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This update is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

but the guidance can only be adopted in the first interim period of the early-adopt fiscal year. We are currently evaluating the impact that this amended guidance will have on our consolidated financial statements.
In November 2016, the FASB issued an additional amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This amendment is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, including retrospective application. We expect to adopt this amendment in the first quarter of 2017 and do not expect a material impact to our consolidated financial statements.
In January 2017, the FASB issued an amendment that narrows the definition of a business by requiring both (i) an input and (ii) a substantive process that together significantly contribute to the ability to create outputs. In circumstances where outputs are not presently identifiable, such as early stage companies, the amendment provides a more stringent framework for companies to determine whether or not all the elements of a business are present. Finally, the new guidance narrows the definition of the term “outputs” as the result of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income, such as dividends and interest. This amendment is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The impact of the adoption of this amendment on our consolidated financial statements will be based on any future potential acquisitions.
(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We are a global supplier of highly specialized, engineered solutions with operations in over 30 countries and sales in over 150 countries around the world.  Many of our solutions play a role in helping to meet global demand for processed foods and beverages and power and energy, particularly in emerging markets. In 2016, an estimated 27% of our revenues were from sales into emerging markets.
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
(in millions, except per share data)

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
Financial data for our reportable segments as of or for the years ended December 31, 2016, 2015 and 2014 were as follows:

	As of or for the Year Ended December 31,
	2016	2015	2014
Revenues:
Food and Beverage	$728.3	$869.8	$965.3
Power and Energy	562.7	750.2	968.8
Industrial	705.0	768.5	835.5
Total revenues	$1,996.0	$2,388.5	$2,769.6

Income:
Food and Beverage	$75.1	$104.4	$95.2
Power and Energy	25.4	83.8	159.3
Industrial	98.8	105.0	131.3
Total income for reportable segments	$199.3	$293.2	$385.8

Corporate expense	58.0	71.6	73.1
Pension and postretirement expense	4.4	10.8	32.2
Impairment of goodwill and intangible assets	442.2	22.7	11.7
Special charges	79.8	42.6	14.2
Consolidated and combined operating income (loss)	$(385.1)	$145.5	$254.6

Capital expenditures:
Food and Beverage	$25.0	$24.5	$12.8
Power and Energy	6.3	19.1	16.3
Industrial	5.4	5.1	6.9
Other(1)	7.3	8.3	4.7
Total capital expenditures	$44.0	$57.0	$40.7

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	As of or for the Year Ended December 31,
	2016	2015	2014
Depreciation and amortization:
Food and Beverage	$14.1	$16.8	$22.7
Power and Energy	21.4	28.2	29.4
Industrial	16.7	14.2	13.4
Other(1)	12.5	2.7	0.3
Total depreciation and amortization	$64.7	$61.9	$65.8

Identifiable assets:
Food and Beverage	$896.4	$925.0	$969.6
Power and Energy	873.8	1,455.0	1,567.8
Industrial	603.8	638.7	662.5
Other(2)	229.2	285.5	828.2
Total identifiable assets	$2,603.2	$3,304.2	$4,028.1

Geographic areas:
Revenues(3):
United States	$697.2	$836.5	$933.9
United Kingdom	203.6	316.5	417.5
China	137.3	140.1	137.5
France	125.2	136.3	176.8
Germany	98.6	119.0	140.7
Denmark	96.7	116.0	185.4
Other	637.4	724.1	777.8
Total revenues	$1,996.0	$2,388.5	$2,769.6

Long-lived assets:
United States	$285.3	$312.7	$119.0
Other	243.9	236.5	217.6
Total long-lived assets	$529.2	$549.2	$336.6

(1)
Relates to corporate PP&E or PP&E that is utilized by all of our reportable segments along with related depreciation expense. Depreciation reflects the cost of our Charlotte, NC corporate headquarters, amongst other corporate PP&E, which became assets of the Company in connection with the Spin-Off.

(2)
Relates primarily to assets (e.g., cash and PP&E at December 31, 2016 and 2015, and cash and related party notes receivable at December 31, 2014) of the corporate subsidiaries that are included in these consolidated and combined financial statements.

(3)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
(5)     SPECIAL CHARGES
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
We are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges of $79.8 for 2016 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments. In connection with the global realignment program, we recorded special charges of $42.6 in 2015. Special charges of $14.2 in 2014 were prior to commencement of the realignment program. These special charges were

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as tangible asset impairment charges.
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
With the exception of certain multi-year operating lease obligations and other contractual obligations, which are not material to our consolidated and combined financial statements, we anticipate that liabilities related to restructuring actions as of December 31, 2016 will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2016, 2015 and 2014 are described in more detail below and in the applicable sections that follow:

	Year ended December 31,
	2016	2015	2014
Employee termination costs	$50.5	$38.5	$11.6
Facility consolidation costs	9.3	2.5	0.6
Other cash costs, net	0.3	—	0.5
Non-cash asset write-downs	19.7	1.6	1.5
Total	$79.8	$42.6	$14.2
2016 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs	Total Special Charges
Food and Beverage	$16.8	$5.2	$—	$0.7	$22.7
Power and Energy	18.3	0.2	0.3	1.5	20.3
Industrial	5.2	3.9	—	0.1	9.2
Other	10.2	—	—	17.4	27.6
Total	$50.5	$9.3	$0.3	$19.7	$79.8
Food and Beverage—Charges for 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, (ii) various other restructuring initiatives in Europe, the U.S., China and Brazil and, to a lesser extent, (iii) a reorganization of the segment’s management structure. Once completed, these restructuring activities are expected to result in the termination of approximately 70 employees. Charges for 2016 also included asset impairment charges of $0.7 related to certain tangible long-lived assets.
Power and Energy—Charges for 2016 related primarily to severance and other costs associated with the global realignment program in Germany, the U.K., France and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which has resulted in a reduction in capital spending by our customers in the oil and gas industries, (ii) realign certain sites around core service markets and, to a lesser extent, (iii) a reorganization of the segment's management structure. Once completed, these restructuring activities are expected to result in the termination of approximately 350 employees. Charges for 2016 also included asset impairment charges of $1.5 related to certain tangible long-lived assets.
Industrial—Charges for 2016 related primarily to severance and other costs associated with the global realignment program, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other facilities in North America and Asia Pacific, (ii) various other global restructuring initiatives and, to a lesser extent, (iii) a reorganization of the segment’s management structure. Once completed, these restructuring activities are expected to result in the termination of approximately 130 employees. Charges for 2016 also included asset impairment charges of $0.1 related to certain tangible long-lived assets.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Other—Charges for 2016 related primarily to corporate asset impairment charges of $17.4, as well as severance and other related costs across various corporate support functions and associated with the global realignment program. Once completed, these restructuring activities are expected to result in the termination of approximately 140 employees. Asset impairment charges resulted primarily from management’s decision during the first quarter of 2016 to market certain corporate assets for sale. Those assets, which have an estimated fair value of approximately $22.0, were marketed for sale beginning in the second quarter and, accordingly, are considered held for sale and reported as a component of "Other current assets" in the consolidated balance sheet as of December 31, 2016.
Expected charges still to be incurred under actions approved as of December 31, 2016 are approximately $0.6.
2015 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs	Total Special Charges
Food and Beverage	$25.1	$0.3	$0.1	$0.3	$25.8
Power and Energy	7.8	0.3	(0.1)	0.1	8.1
Industrial	3.4	1.9	—	0.7	6.0
Other	2.2	—	—	0.5	2.7
Total	$38.5	$2.5	$—	$1.6	$42.6
Food and Beverage—Charges for 2015 related primarily to severance and other costs associated with (i) the ongoing consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and, to a much lesser extent, (ii) restructuring initiatives in South America and the U.S. These restructuring activities resulted in the termination of 245 employees. Charges for 2015 also included asset impairment charges of $0.3 related to certain tangible long-lived assets.
Power and Energy—Charges for 2015 related primarily to severance and other costs associated with actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued throughout 2015, which resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. These restructuring activities resulted in the termination of 155 employees. Charges for 2015 also included asset impairment charges of $0.1 related to certain tangible long-lived assets.
Industrial—Charges for 2015 related primarily to severance and other costs associated with (i) the ongoing consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and (ii) a reorganization of the commercial and operational structure of certain of the segment's businesses in Europe and the U.S. These restructuring activities resulted in the termination of 176 employees. Charges for 2015 also included asset impairment charges of $0.7 related to certain tangible long-lived assets.
Other—Charges for 2015 related primarily to (i) a restructuring of the Company's corporate development function subsequent to the Spin-Off and (ii) an allocation of special charges associated with the former Parent's corporate functions and activities prior to the Spin-Off. Charges for 2015 also included asset impairment charges of $0.5 related to certain information technology assets. See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.
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
(in millions, except per share data)

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
Other—Charges for 2014 related primarily to an allocation of special charges associated with the former Parent's corporate functions and activities. See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Balance at beginning of year	$32.9	$9.2	$10.1
Special charges (1)	60.1	41.0	12.7
Utilization — cash	(58.9)	(14.3)	(13.6)
Currency translation adjustment and other	(0.5)	(3.0)	—
Balance at end of year	$33.6	$32.9	$9.2

(1)
The years ended December 31, 2016, 2015 and 2014 excluded $19.7, $1.6 and $1.5, respectively, of asset impairment and non-cash charges allocated from the former Parent that impacted special charges but not the restructuring liabilities.

(6)    INVENTORIES, NET
Inventories at December 31, 2016 and 2015 comprised the following:

	December 31,
	2016	2015
Finished goods	$86.2	$87.5
Work in process	74.6	88.8
Raw materials and purchased parts	117.8	135.2
Total FIFO cost	278.6	311.5
Excess of FIFO cost over LIFO inventory value	(6.2)	(6.3)
Total inventories	$272.4	$305.2
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 6% and 5% of total inventory at December 31, 2016 and 2015, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(7)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment for the year ended December 31, 2016, were as follows:

	December 31, 2015	Impairments	Foreign Currency Translation and Other(1)	December 31, 2016
Food and Beverage	$269.9	$—	$(19.6)	$250.3
Power and Energy(2)	538.9	(252.8)	(30.1)	256.0
Industrial(3)	214.6	—	1.6	216.2
Total	$1,023.4	$(252.8)	$(48.1)	$722.5

(1)
In connection with our recasting of historical reportable segment results in January 2016, as discussed further in Note 4, we performed a re-allocation of reportable segment goodwill during the first quarter of 2016. This re-allocation resulted in the following changes in goodwill compared to amounts previously reported at December 31, 2015 by reportable segment: Food and Beverage goodwill reduction of $5.6, Power and Energy goodwill reduction of $4.0, and Industrial goodwill increase of $9.6.

(2)	The carrying amount of goodwill included $241.1 and $0.0 of accumulated impairments as of December 31, 2016 and 2015, respectively.
(3)	The carrying amount of goodwill included $67.7 of accumulated impairments as of December 31, 2016 and 2015.
The changes in the carrying amount of goodwill, by reportable segment for the year ended December 31, 2015, were as follows:

	December 31, 2014	Impairments	Foreign Currency Translation and Other	December 31, 2015
Food and Beverage	$293.7	$—	$(23.8)	$269.9
Power and Energy	562.9	—	(24.0)	538.9
Industrial(1)	224.4	—	(9.8)	214.6
Total	$1,081.0	$—	$(57.6)	$1,023.4

(1) The carrying amount of goodwill included $67.7 of accumulated impairments as of December 31, 2015 and 2014.
Goodwill Impairment Tests - 2015
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
The results of our interim goodwill impairment test, conducted as of December 31, 2015, indicated the estimated fair value of the Power and Energy reporting unit exceeded its carrying value by approximately 3%, while the carrying value of the Power and Energy segment goodwill was $538.9 as of December 31, 2015. Our assumptions in the December 31, 2015 interim impairment test included, among others, that (i) first half 2016 order trends would remain comparable to those obtained in the fourth quarter of 2015, (ii) targeted cost savings could be executed as planned and cost savings would, in part, be realized by the end of 2016, and (iii) current and forward EBITDA multiples would remain consistent with oil and gas industry transactions observed in the preceding twelve months.
Goodwill Impairment Tests - 2016
During the second quarter of 2016, our Power and Energy reporting unit experienced sustained quarterly order rates below order intake levels in the fourth quarter of 2015 and operating results which were below our internal estimates. As a result

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

of the lower order patterns and lower year-to-date earnings of the reporting unit, we revised our 2016 projections below the bottom end of the range utilized in our fourth quarter 2015 interim impairment test, leading us to conclude that an interim impairment test as of the end of our second quarter of 2016 (July 2, 2016) was necessary.
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
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarter of 2016, which indicated the estimated fair value of our Power and Energy reporting unit exceeded its carrying value by approximately 4%. The carrying value of our Power and Energy segment goodwill was $256.0 at December 31, 2016.  The estimated fair value of each of our other reporting units significantly exceeded its respective book value.
Key assumptions included in our annual impairment testing of Power and Energy's goodwill during the fourth quarter of 2016 were the following:

•
2017 revenues will decline between 10% to 15% as a result of (i) lower backlog as of December 31, 2016, and (ii) our assumption that 2017 order rates will remain consistent with those experienced in the second half of 2016.

•	Targeted cost savings are executable in 2017, resulting in incremental cash savings in 2018 and beyond.

•	A discount rate of 10.5% was applied to determine our income method fair values.

•
Current and forward EBITDA multiples have expanded in recent, observable oil and gas industry transactions and equity valuations at the test date also suggest higher valuation multiples than historical norms for the industry.

•	Changes in working capital continue to correlate with order and revenue trends.
A change in any of the assumptions used in testing Power and Energy's goodwill for impairment (e.g., projected order, revenue and profit growth rates, discount rate, industry valuation multiples, expected control premium, etc.) could result in Power and Energy's estimated fair value being less than the carrying value of its net assets.  For example, a one-hundred basis point increase in the discount rate used in determining Power and Energy's discounted cash flows would result in Power and Energy's fair value being approximately $27 lower than the carrying value of its net assets.
Adverse changes to or a failure to achieve these business plans, further deterioration of  macroeconomic conditions including significant downward price pressure on global oil prices, lower customer capital spending estimates, and/or significant declines in industry multiples could result in a future impairment, which could be material.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	December 31, 2016			December 31, 2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$209.6	$(101.6)	$108.0	$344.0	$(94.1)	$249.9
Technology	84.6	(40.8)	43.8	122.1	(38.0)	84.1
Patents	6.5	(5.1)	1.4	6.7	(4.6)	2.1
Other	12.3	(9.6)	2.7	13.0	(10.3)	2.7
	313.0	(157.1)	155.9	485.8	(147.0)	338.8
Trademarks with indefinite lives	188.4	—	188.4	240.6	—	240.6
Total	$501.4	$(157.1)	$344.3	$726.4	$(147.0)	$579.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Amortization expense was $20.0, $23.4 and $26.1 for the years ended December 31, 2016, 2015 and 2014, respectively. Estimated amortization expense related to these intangible assets is $15.8 annually in 2017 through 2020, and $15.4 in 2021.
At December 31, 2016, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $74.5 in Power and Energy, $55.2 in Food and Beverage, and $26.2 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $96.2 in Food and Beverage, $59.3 in Industrial, and $32.9 in Power and Energy.
Intangible Impairment Charges - 2016
During the second quarter of 2016, as described in the “Goodwill” section above, we observed sustained quarterly order rates for Power and Energy below order intake levels in the fourth quarter of 2015 and operating results below our previous expectations, and thus determined an interim test of recoverability was required for the definite and indefinite-lived intangibles of that reporting segment. Based on market conditions as of the end of our second quarter of 2016 (July 2, 2016) and backlog positions falling below prior periods, we reduced our estimates of the expected future revenues from recorded intangible assets in the Power and Energy reporting unit.
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
Also during the second quarter of 2016, and as a result of the “step one” impairment test of our Power and Energy indefinite-lived trademarks, we recorded an impairment charge of $26.8, representing the difference between fair value and carrying value. The fair value of the reporting unit’s trademarks was estimated using assumed royalty rates applied to expected future cash flows of the respective product lines of the reporting unit, discounted at a rate of return reflecting current market conditions (Level 3 inputs).
Management performed its annual indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter of 2016, and recorded an impairment charge of $10.3 related to the trademarks of a business within our Power and Energy reportable segment. In addition, we recorded an impairment charge of $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment as of December 31, 2016. The fair value of the trademarks was estimated using assumed royalty rates applied to expected future cash flows of the respective product lines of the reporting unit, discounted at a rate of return reflecting current market conditions (Level 3 inputs). The fair value of the technology assets was estimated using expected future cash flows of the technology assets, discounted at a rate of return reflecting current market conditions (Level 3 inputs).
Other changes in the gross carrying values of trademarks and other identifiable intangible assets during 2016 related primarily to foreign currency translation.
Intangible Impairment Charges - 2015 and 2014
During 2015, we recorded an impairment charge of $15.0 related to trademarks of a business within our Power and Energy reportable segment primarily resulting from the impact of lower oil prices on the purchasing patterns of our customers in the oil and gas markets. During the third quarter of 2015, sequential orders in our Power and Energy segment declined nearly 20%, which reduced our estimates of future revenues. In the fourth quarter of 2015, we recorded an impairment charge of $7.7 related to certain technology assets and trademarks associated with a business in our Food and Beverage reportable segment. We estimated the fair value of our trademarks by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. We determined the impairment for technology assets by comparing the future discounted cash flows associated with the technology assets to their carrying values. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during 2015 related to foreign currency translation.
During 2014, we recorded impairment charges of $7.3 and $4.4 related to the trademarks of certain businesses within our Power and Energy and Industrial reportable segments, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(8)    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
Overview—SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. In addition, the former Parent sponsors defined benefit pension and postretirement plans. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.
Pension and postretirement expense includes net periodic benefit expense associated with defined benefit pension and postretirement plans we sponsor, as well as an allocation of a portion of the net periodic benefit expense associated with the plans sponsored by the former Parent in the periods prior to the Spin-Off.
Plans Sponsored by SPX FLOW—We sponsor defined benefit pension plans that cover certain employees in foreign countries, principally in Europe, and we assumed certain domestic nonqualified pension and postretirement obligations from the former Parent and formed a new domestic nonqualified pension plan in connection with the Spin-Off. The formation of the new domestic nonqualified pension plan resulted in the remeasurement of such obligations as of September 26, 2015 which resulted in recognition of an actuarial loss of $7.4 during 2015, recorded as a component of “Selling, general and administrative” expense in the accompanying consolidated and combined statements of operations.
Plans Sponsored by the former Parent—Certain of the Company’s U.S. and U.K. salaried and hourly paid employees participate in defined benefit pension plans and certain U.S. salaried and hourly paid employees participate in other postretirement benefit plans, such as health and life insurance plans, that are sponsored by the former Parent. Subsequent to the Spin-Off, the former Parent remained the sponsor of these plans. As such, liabilities associated with these plans have not been reflected in our consolidated balance sheets. Our consolidated and combined statements of operations include expense allocations related to these plans for participants who are, or were, employees of the Company, as well as an allocation of expenses for the former Parent's corporate personnel. The amount of net periodic benefit cost allocated to the Company related to the plans sponsored by the former Parent was $1.2 and $22.8 for the years ended December 31, 2015 and 2014, respectively, and is reflected within "Selling, general and administrative" expense and, to a lesser extent, "Cost of products sold," in the consolidated and combined statements of operations. See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.
Clyde Union—Upon the acquisition of Clyde Union in December 2011, we assumed participation in a multiemployer benefit plan under the terms of a collective-bargaining agreement that covers Clyde Union’s domestic union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

•	Assets contributed to the multiemployer plan by us may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status - 2016	Financial Improvement Plan/Rehabilitation Plan Status Pending	2016 Contributions	2015 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM	51-6031295-002	Green	No	$—	$—	No	August 10, 2017
The contributions made by Clyde Union during 2016 and 2015, which were less than $0.1 in each year, were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan (‘‘IAM’’). In 2011, the IAM

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten-year period as opposed to the previous period of five years.
The plan year-end date for all our plans is December 31. Below is further discussion regarding our plans, including information on plan assets, employer contributions and benefit payments, obligations and funded status, and periodic pension and postretirement benefit expense.
Plan assets—Our investment strategy is based on the protection and long-term growth of principal while mitigating overall investment risk. Our foreign defined benefit pension plans’ assets, with fair values of $3.9 and $4.2 at December 31, 2016 and 2015, respectively, are invested in insurance contracts and classified as Level 3 assets in the fair value hierarchy. During 2016 and 2015, there were no transfers between levels of the fair value hierarchy for any of our plans, and no shares of SPX FLOW or former Parent common stock were held by our defined benefit pension plans as of December 31, 2016 and 2015. Our domestic nonqualified pension and postretirement benefit plans are unfunded and have no plan assets.
Employer Contributions—Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2016, we made contributions of $0.3 to our foreign plans that are funded. In addition, we made direct benefit payments of $2.0 related to our foreign plans that are unfunded. Our domestic nonqualified pension and postretirement plans are funded by us on a pay as you go basis. We made direct benefit payments of $65.9 related to these plans in 2016.
In 2017, we expect to make minimum required funding contributions of $0.3 and direct benefit payments of $2.4 related to our foreign pension plans and direct benefit payments of $0.1 related to our domestic nonqualified pension and postretirement benefit plans.
Estimated Future Benefit Payments—Following is a summary, as of December 31, 2016, of the estimated future benefit payments for our foreign and domestic pension plans and our domestic postretirement plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our unfunded plans.

	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Postretirement Benefits
2017	$2.4	$—	$0.1
2018	2.4	—	0.1
2019	2.2	—	0.1
2020	2.3	6.5	0.1
2021	2.3	—	0.1
Subsequent five years	12.5	—	0.6
The expected future benefit payments for our plans are estimated based on the same assumptions used at December 31, 2016 to measure our obligations and include benefits attributable to estimated future employee service, to the extent applicable.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Obligations and Funded Status—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The following tables show the foreign and domestic pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Foreign Pension Plans		Domestic Pension Plan
	2016	2015	2016	2015
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$51.6	$59.4	$73.9	$—
Assumption of obligation from former Parent and formation of new plan	—	—	—	64.8
Service cost	1.1	1.2	0.7	0.8
Interest cost	1.1	1.3	0.8	0.5
Actuarial losses (gains)	1.7	(1.8)	(1.2)	8.3
Benefits paid	(2.1)	(2.4)	(65.9)	—
Curtailment gains	(1.0)	—	—	(0.5)
Foreign exchange and other	(2.3)	(6.1)	—	—
Projected benefit obligation - end of year	$50.1	$51.6	$8.3	$73.9

	Foreign Pension Plans		Domestic Pension Plan
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets - beginning of year	$4.2	$4.1	$—	$—
Actual return on plan assets	(0.4)	0.3	—	—
Contributions (employer and employee)	0.3	0.2	—	—
Benefits paid	(0.1)	(0.1)	—	—
Foreign exchange and other	(0.1)	(0.3)	—	—
Fair value of plan assets - end of year	$3.9	$4.2	$—	$—
Funded status at year-end	(46.2)	(47.4)	(8.3)	(73.9)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(2.0)	(2.0)	—	(64.9)
Other long-term liabilities	(44.2)	(45.4)	(8.3)	(9.0)
Net amount recognized	$(46.2)	$(47.4)	$(8.3)	$(73.9)
Amount recognized in accumulated other comprehensive loss (pre-tax) consists of net prior service credits	$—	$—	$—	$—
The funded status and accumulated benefit obligation of our domestic postretirement benefit plan was $(3.9) and $(3.2) at December 31, 2016 and 2015, respectively, with $0.1 recognized in "Accrued expenses" and $3.8 and $3.1, respectively, recognized in "Other long-term liabilities" in the accompanying consolidated balance sheets at those dates.
The accumulated benefit obligation for each foreign pension plan exceeded the fair value of its plan assets at December 31, 2016 and 2015. The accumulated benefit obligation for all foreign pension plans was $47.6 and $48.3 at December 31, 2016 and 2015, respectively. The accumulated benefit obligation for the domestic nonqualified pension plan was $7.3 and $72.5 at December 31, 2016 and 2015, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Components of Net Periodic Pension and Postretirement Benefit Expense—Net periodic pension benefit expense for our foreign and domestic pension plans included the following components:

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan(1)
	2016	2015	2014	2016	2015
Service cost	$1.1	$1.2	$1.2	$0.7	$0.8
Interest cost	1.1	1.3	1.7	0.8	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.2)	—	—
Amortization of unrecognized prior service costs (credits)	—	(0.1)	0.1	—	—
Curtailment gains(2)	(1.0)	—	—	—	(0.5)
Recognized net actuarial losses (gains)(3)	2.2	(2.0)	6.7	(1.2)	8.3
Total net periodic pension benefit expense	$3.3	$0.3	$9.5	$0.3	$9.1

(1)
We assumed this domestic nonqualified pension plan's obligations from the former Parent and formed a new plan in connection with the Spin-Off. We were allocated a portion of the costs related to this plan prior to the Spin-Off, based on an allocation methodology discussed further in Note 1.  Accordingly, pension benefit expense of this plan for 2015 reflects a remeasurement of the plan’s obligations as of the Spin-Off and activity of the plan from the date of the Spin-Off through December 31, 2015.

(2)
Curtailment gains in 2016 resulted from restructuring actions that impacted a facility in France and the curtailment gain in 2015 related to the termination of a former participant in our domestic nonqualified pension plan during the fourth quarter of 2015.

(3)	Consists of reported actuarial losses (gains) and the difference between actual and expected returns on plan assets.
Net periodic postretirement benefit expense (income) for our domestic postretirement plans was $0.8, $0.2 and $(0.1) for the years ended December 31, 2016, 2015 and 2014, respectively. The postretirement benefit expense of $0.8 in 2016 was comprised of service cost of $0.1, interest cost of $0.2, and recognized net actuarial losses of $0.5.
Assumptions—Actuarial assumptions used in accounting for our foreign pension plans and, for the domestic nonqualified pension plan we assumed from the former Parent for the period since the Spin-Off, were as follows:

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan
	2016	2015	2014	2016	2015
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	2.09%	2.20%	3.16%	3.04%	2.86%
Rate of increase in compensation levels	2.85%	2.88%	2.87%	2.50%	3.75%
Expected long-term rate of return on assets	1.97%	2.29%	2.88%	N/A	N/A
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	1.54%	2.09%	2.20%	3.82%	3.01%
Rate of increase in compensation levels	2.68%	2.85%	2.88%	2.50%	2.50%
We review pension assumptions annually. Pension expense or income for the year is determined using assumptions as of the beginning of the year (except for the effects of recognizing changes in the fair value of plan assets and actuarial gains and losses in the fourth quarter of each year), while the funded status is determined using assumptions as of the end of the year. We determined assumptions and established them at the respective balance sheet date using the following principles: (i) the expected long-term rate of return on plan assets is established based on forward looking long-term expectations of asset returns over the expected period to fund participant benefits based on the target investment mix of our plans; (ii) the discount rate is determined by matching the expected projected benefit obligation cash flows for each of the plans to a yield curve that is representative of long-term, high-quality (rated AA or higher) fixed income debt instruments as of the measurement date; and (iii) the rate of increase in compensation levels is established based on our expectations of current and foreseeable future increases in compensation. In addition, we consider advice from independent actuaries.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2016	2015	2014
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.50%	6.60%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2024	2019
Discount rate used in determining net periodic postretirement benefit expense	4.66%	3.53%	3.78%
Discount rate used in determining year-end postretirement benefit obligation	4.32%	4.66%	3.87%
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
Defined Contribution Retirement Plan
In connection with the Spin-Off, we established a defined contribution retirement plan (the ‘‘DC Plan’’) pursuant to Section 401(k) of the U.S. Internal Revenue Code to which eligible U.S. employees of the Company may voluntarily contribute. Under the DC Plan, such employees may contribute up to 50% of their compensation into the DC Plan and the Company matches a portion of participating employees’ contributions. The Company’s matching contributions are primarily made in newly issued shares of SPX FLOW common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of SPX FLOW common stock held by employees. Amounts contributed under the DC Plan for the year ended December 31, 2016 and the period subsequent to the Spin-Off in 2015 were $6.5 and $1.7, respectively.
Prior to the Spin-Off, eligible employees could participate in the former Parent's defined contribution retirement plan pursuant to the above guidelines. The amount of cost directly charged to the Company related to matching contributions under the DC Plan was $4.7 and $5.9 for the years ended December 31, 2015 and 2014, respectively. In addition, the Company was allocated $1.1 and $1.2 of cost for matching contributions for former Parent corporate personnel for the years ended December 31, 2015 and 2014, respectively.
(9)    INCOME TAXES
For purposes of our consolidated and combined financial statements, income taxes have been calculated as if we filed income tax returns on a stand-alone basis for periods prior to the Spin-Off. The Company’s U.S. operations and certain of its non-U.S. operations historically were included in the tax returns of the former Parent or its subsidiaries that were not part of the Spin-Off. Therefore, the Company’s tax results for periods prior to the Spin-Off, as presented in the consolidated and combined financial statements, may not be reflective of the results that the Company will generate in the future. In jurisdictions where the Company was included in the tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off, any income taxes payable resulting from the related income tax provision were reflected in combined balance sheets prior to and through the date of the Spin-Off within ‘‘Former parent company investment.’’

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2016	2015	2014
Income (loss) before income taxes:
United States	$(65.5)	$110.0	$95.1
Foreign	(416.5)	27.2	138.3
	$(482.0)	$137.2	$233.4
Provision for (benefit from) income taxes:
Current:
United States	$(3.9)	$55.5	$65.0
Foreign	4.9	19.7	10.1
Total current	1.0	75.2	75.1
Deferred and other:
United States	(47.4)	(13.1)	(13.1)
Foreign	(54.6)	(12.3)	35.5
Total deferred and other	(102.0)	(25.4)	22.4
Total provision (benefit)	$(101.0)	$49.8	$97.5
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2016	2015	2014
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	0.8	1.7	1.4
U.S. credits and exemptions	0.2	(1.6)	(1.5)
Foreign earnings taxed at lower rates	(3.8)	(5.5)	(6.5)
Adjustments to uncertain tax positions	0.2	(1.7)	(2.3)
Changes in valuation allowance	(1.4)	3.8	9.6
Tax on repatriation of foreign earnings	0.2	7.3	6.8
Non-deductible goodwill impairment	(15.7)	—	—
Poland economic development incentive	4.9	—	—
Other	0.6	(2.7)	(0.7)
	21.0%	36.3%	41.8%

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss and credit carryforwards	$230.8	$199.2
Pension, other postretirement and postemployment benefits	12.4	36.8
Payroll and compensation	19.1	36.2
Working capital accruals	20.6	23.3
Other	43.0	42.2
Total deferred tax assets	325.9	337.7
Valuation allowance	(74.9)	(70.3)
Net deferred tax assets	251.0	267.4
Deferred tax liabilities:
Accelerated depreciation	17.7	20.0
Intangible assets recorded in acquisitions	87.7	173.6
Basis difference in affiliates	138.3	176.0
Other	5.2	2.7
Total deferred tax liabilities	248.9	372.3
	$2.1	$(104.9)
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
At December 31, 2016, we had the following tax loss carryforwards available: tax loss carryforwards of various foreign jurisdictions of approximately $733.1, U.S. federal tax loss carryforwards of approximately $135.2 and state tax loss carryforwards of approximately $171.1. Of these amounts, an insignificant amount expire in 2017 and $336.5 expires at various times between 2018 and 2036. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $4.6 in 2016 and decreased by $40.6 in 2015. Of the net changes in 2016 and 2015, $6.8 and $5.2 were recognized as an increase in tax expense. The increase in the valuation allowance during 2016 was primarily due to current year losses carried forward, offset by the impact of a stronger U.S. dollar on foreign currency-denominated balances. The decrease in the valuation allowance during 2015 was primarily due to the sale of certain legal entities and the impact of a stronger U.S. dollar on foreign currency-denominated balances, which exceeded the increase in tax expense.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
In general, it is our practice and intention to reinvest the earnings of most of our non-U.S. subsidiaries in those operations. During the fourth quarter of 2015, we repatriated sufficient foreign source income for U.S. tax purposes to allow us to utilize our 2015 foreign tax credit capacity and provided U.S. taxes of $4.2 related to the dividend. In addition, there are discrete amounts

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

of foreign earnings of $166.5 on which we have accrued taxes of $52.2, net of foreign tax credits, that we plan to repatriate in the future.
As of December 31, 2016, we had not recorded a provision for U.S. or foreign withholding taxes on approximately $772.0 of the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. Generally, such amounts become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of a deferred tax liability related to the undistributed earnings of these foreign subsidiaries, in the event that these earnings are no longer considered to be indefinitely reinvested, due to the hypothetical nature of the calculation.
Unrecognized Tax Benefits
As of December 31, 2016, we had gross unrecognized tax benefits of $13.9 (net unrecognized tax benefits of $5.3), of which $5.3, if recognized, would impact our effective tax rate. Similarly, at December 31, 2015 and 2014, we had gross unrecognized tax benefits of $25.4 (net unrecognized tax benefits of $12.4) and $27.3 (net unrecognized benefits of $14.5), respectively.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2016, gross accrued interest totaled $1.8 (net accrued interest of $1.7), while the related amounts as of December 31, 2015 and 2014 were $1.6 (net accrued interest of $1.5) and $1.8 (net accrued interest of $1.6), respectively. Our income tax provision for the years ended December 31, 2016, 2015 and 2014 included gross interest expense (income) of $0.3, $(0.1) and $0.7, respectively. There were no significant penalties recorded during any year presented.
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
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year ended December 31,
	2016	2015	2014
Unrecognized tax benefit - opening balance	$25.4	$27.3	$31.5
Gross increases - tax positions in prior period	0.1	3.6	7.3
Gross decreases - tax positions in prior period	(3.8)	(5.9)	(8.2)
Gross increases - tax positions in current period	2.5	5.3	4.6
Settlements	(8.5)	—	(0.7)
Lapse of statute of limitations	(1.9)	(4.3)	(6.8)
Change due to foreign currency exchange rates	0.1	(0.6)	(0.4)
Unrecognized tax benefit - ending balance	$13.9	$25.4	$27.3
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. Because activities that gave rise to these unrecognized tax benefits related to the Company's operations, the impact of these items was recorded to "Income tax provision" within our combined statements of operations prior to the Spin-Off date, with the offset recorded to "Former parent company investment" within our combined balance sheets prior to the Spin-Off date, were reclassified to "Paid-in capital" as of December 31, 2015.
In addition, some of the Company's tax returns have included the operations of the former Parent subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our consolidated balance sheets. However, since the potential obligations were the result of activities associated with operations that were not part of the Spin-Off, we have not reflected any related amounts within our "Income tax provision," but have instead recorded the amounts directly to "Former parent company investment"

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

within our combined balance sheets prior to the Spin-Off date, which were reclassified to "Paid-in capital" as of December 31, 2015.
Other Tax Matters
During 2016, we recorded an income tax benefit of $101.0 on $482.0 of pre-tax loss, resulting in an effective tax rate of 21.0%. The effective tax rate for 2016 was impacted by tax benefits of (i) $59.3 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit during the second quarter (an effective tax rate of 13.9%), as (a) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for deferred income tax assets in certain jurisdictions, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.
During 2015, our income tax provision was impacted by tax charges of $11.7 related to dividends from foreign subsidiaries, partially offset by tax benefits of (i) $5.1 related to net changes in uncertain tax positions, (ii) $2.8 related to tax rate decreases in Italy and the U.K. and (iii) $2.0 related to foreign exchange losses recognized for income tax purposes with respect to a foreign branch.
During 2014, our income tax provision was impacted by the following tax charges: (i) $18.7 related to increases in valuation allowances recorded against certain foreign deferred income tax assets, and (ii) $18.6 related to the repatriation of certain earnings of our non-U.S. subsidiaries. The impact of these items was partially offset by $3.8 of tax benefits related to various audit settlements and statute expirations.
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
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(10)    INDEBTEDNESS
Debt at December 31, 2016 and 2015 was comprised of the following:

	December 31,
	2016	2015
Domestic revolving loan facility	$68.0	$—
Term loan(1)	390.0	400.0
5.625% senior notes, due in August 2024	300.0	—
5.875% senior notes, due in August 2026	300.0	—
6.875% senior notes(2)	—	600.0
Trade receivables financing arrangement	21.2	—
Other indebtedness(3)	42.4	37.3
Less: deferred financing fees(4)	(12.8)	(5.2)
Total debt	1,108.8	1,032.1
Less: short-term debt	27.7	28.0
Less: current maturities of long-term debt	20.2	10.3
Total long-term debt	$1,060.9	$993.8

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

(3)
Primarily includes capital lease obligations of $14.7 and $9.3 and balances under a purchase card program of $17.9 and $23.6 as of December 31, 2016 and 2015, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(4)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Debt payable during each of the five years subsequent to December 31, 2016 is $47.9, $45.5, $20.7, $398.7 and $0.8, respectively.
Senior Credit Facilities
On September 1, 2015, we entered into senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate initial principal amount of $1.35 billion, consisting of the following, each with a final maturity of September 24, 2020:

•	A term loan facility in an aggregate initial principal amount of $400.0;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $250.0;

•
A global revolving credit facility, available for loans (and performance letters of credit and guarantees up to the equivalent of $100.0) in Euro, British Pound and other currencies, in an aggregate principal amount up to the equivalent of $200.0;

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
(in millions, except per share data)

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
The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (y) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents in excess of $50.0) at the date of determination to consolidated adjusted EBITDA, as defined in the credit agreement, for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, nine or twelve months) for Eurodollar borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans are discussed under “Amendment of Senior Credit Facilities” further below.
The fees for bilateral foreign credit commitments are as specified under "Amendment of Senior Credit Facilities" for foreign credit commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at rates of 0.125% per annum and 0.250% per annum, respectively.
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

Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). Effective with an amendment to our senior credit facilities on July 11, 2016 (“the First Amendment”), the Company and the domestic subsidiary guarantors granted valid and perfected first priority security interests in substantially all personal property assets of the Company and the domestic subsidiary guarantors (subject to certain exceptions) and valid first priority mortgages on all domestic real property owned by the Company and the domestic subsidiary guarantors having a fair market value in excess of $10.0. If the Company’s corporate credit rating is ‘‘Baa3’’ or better by Moody’s or ‘‘BBB-’’ or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Our senior credit facilities require that we maintain a consolidated interest coverage ratio, a consolidated leverage ratio, and a consolidated secured leverage ratio (all as defined in the credit agreement). See further discussion under "Amendment of Senior Credit Facilities" section below.
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
Amendment of Senior Credit Facilities
On December 16, 2016, the Company and certain of its subsidiaries entered into an amendment (the “Second Amendment”) to the Company’s existing senior credit facilities, dated as of September 1, 2015 and amended as of July 11, 2016 (the “Existing Senior Credit Facilities” and, as amended by the Second Amendment, the “Senior Credit Facilities”), by and among the Company, the foreign subsidiary borrowers party thereto, and the lenders party thereto. The Second Amendment amended the Existing Senior Credit Facilities to, among other things:

•
provide for a period of covenant relief through December 31, 2018 (the “Covenant Relief Period”) with the option for the Company to earlier terminate the Covenant Relief Period if the consolidated leverage ratio is less than or equal to 3.25:1.00 and the interest coverage ratio is greater than or equal to 3.50:1.00;

•
during the Covenant Relief Period, lower the additional commitments and principal available to be sought without consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, the participation foreign credit instrument facility, and/or the bilateral foreign credit instrument facility, from $500.0 to $300.0;

•
during the Covenant Relief Period, increase the maximum consolidated leverage ratio that must be maintained by the Company from 4.00:1.00 to 4.75:1.00 through the quarter ending September 30, 2017 and thereafter stepping down to (i) 4.50:1.00 for the quarters ending December 31, 2017 and March 31, 2018, (ii) 4.25:1.00 for the quarters ending June 30, 2018 and September 30, 2018 and (iii) 4.00:1.00 for the quarter ending December 31, 2018;

•
during the Covenant Relief Period, decrease the minimum interest coverage ratio that must be maintained by the Company from 3.50:1.00 to 3.00:1.00 through the quarter ending March 31, 2018 and thereafter stepping up to (i) 3.25:1.00 for the quarters ending June 30, 2018 and September 30, 2018 and (ii) 3.50:1.00 for the quarter ending December 31, 2018;

•	during the Covenant Relief Period, require that the Company maintain a maximum consolidated secured leverage ratio of 2.50:1.00; and

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

•	amend the per annum fees charged and the interest rate margins applicable to Eurodollar and alternate base rate loans as follows:

At Any Time Other Than During the Covenant Relief Period
Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.50 to 1.0	0.400%	0.400%	2.250%	0.400%	1.375%	2.250%	1.250%
Between 3.00 to 1.0 and 3.50 to 1.0	0.350%	0.350%	2.000%	0.350%	1.250%	2.000%	1.000%
Between 2.00 to 1.0 and 3.00 to 1.0	0.300%	0.300%	1.750%	0.300%	1.000%	1.750%	0.750%
Between 1.50 to 1.0 and 2.00 to 1.0	0.275%	0.275%	1.500%	0.275%	0.875%	1.500%	0.500%
Between 1.00 to 1.0 and 1.50 to 1.0	0.250%	0.250%	1.375%	0.250%	0.800%	1.375%	0.375%
Less than 1.00 to 1.0	0.225%	0.225%	1.250%	0.225%	0.750%	1.250%	0.250%

During the Covenant Relief Period
Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Letter of Credit Fee	Foreign Credit Commitment Fee	Foreign Credit Instrument Fee	LIBOR Rate Loans	ABR Loans
Greater than or equal to 3.50 to 1.0	0.500%	0.500%	2.750%	0.500%	1.675%	2.750%	1.750%
Between 3.00 to 1.0 and 3.50 to 1.0	0.450%	0.450%	2.500%	0.450%	1.550%	2.500%	1.500%
Between 2.00 to 1.0 and 3.00 to 1.0	0.400%	0.400%	2.250%	0.400%	1.300%	2.250%	1.250%
Between 1.50 to 1.0 and 2.00 to 1.0	0.375%	0.375%	2.000%	0.375%	1.175%	2.000%	1.000%
Between 1.00 to 1.0 and 1.50 to 1.0	0.350%	0.350%	1.875%	0.350%	1.100%	1.875%	0.875%
Less than 1.00 to 1.0	0.325%	0.325%	1.750%	0.325%	1.050%	1.750%	0.750%
At December 31, 2016, we had $372.9 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $68.0 under the domestic revolving loan facility and $9.1 reserved for outstanding letters of credit. In addition, at December 31, 2016, we had $275.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $224.4 reserved for outstanding bank guarantees and standby letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.8% at December 31, 2016.
New Senior Notes
On August 10, 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid. The Notes were issued pursuant to indentures, each dated August 10, 2016, among the Company, the subsidiary guarantors named therein, and the trustee of the Notes (the “Indentures”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.
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
(in millions, except per share data)

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
Other
On September 22, 2015, we entered into a trade receivables financing arrangement under which we can borrow, on a continuous basis, up to $50.0, depending on our trade receivables balance and other factors. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. This arrangement has a final maturity of September 21, 2018. At December 31, 2016, we had $3.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $21.2.
At December 31, 2016, in addition to the revolving lines of credit described above, we had approximately $5.8 of letters of credit outstanding under separate arrangements in China and India.
At December 31, 2016, we were in compliance with all covenants of our senior credit facilities and our senior notes.
(11)    DERIVATIVE FINANCIAL INSTRUMENTS
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency ("FX") exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
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
We had FX forward contracts with an aggregate notional amount of $28.0 and $44.7 outstanding as of December 31, 2016 and 2015, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $21.4 and $31.6 at December 31, 2016 and 2015, respectively, with scheduled maturities of $12.0, $9.2 and $0.2 within one, two and three years, respectively. The unrealized losses, net of tax, recorded in AOCL related to FX forward contracts were $0.0 and less than $0.1 as of December 31, 2016 and 2015, respectively. The net gains (losses) recorded in "Other income (expense), net" related to foreign currency gains (losses) totaled $(2.2), $1.1 and $(2.6) for the years ended December 31, 2016, 2015 and 2014, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.9 and $2.0 (gross assets) and $0.1 and $1.5 (gross liabilities) at December 31, 2016 and 2015, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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
        Concentrations of credit risk arising from trade accounts receivable are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for any period presented.
(12)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
Prior to the Spin-Off, SPX FLOW had no common shares outstanding.  On September 26, 2015, 41.322 SPX FLOW common shares were distributed to our former Parent's shareholders in conjunction with the Spin-Off. For comparative purposes, basic shares outstanding reflect this amount in all periods presented prior to the Spin-Off.  For purposes of computing dilutive shares, unvested SPX FLOW awards at the Spin-Off date were assumed to have been issued and outstanding from January 1, 2015.  The resulting number of weighted-average dilutive shares has been used in all periods presented prior to the Spin-Off. The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Year ended December 31,
	2016	2015	2014
Weighted-average shares outstanding, basic	41.345	40.863	40.809
Dilutive effect of share-based awards	—	0.097	0.123
Weighted-average shares outstanding, dilutive(1)	41.345	40.960	40.932

(1)
For the year ended December 31, 2016, an aggregate of 0.802 of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the year ended December 31, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.236. For the years ended December 31, 2015 and 2014, 0.474 and 0.479, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met. For the year ended December 31, 2015, 0.389 of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares. There were no stock options outstanding during 2014.

Stock-Based Compensation - Awards Granted Prior to the Spin-Off
Prior to the Spin-Off, eligible employees of the Company participated in our former Parent’s share-based compensation plan pursuant to which they were granted share-based awards of its stock. Our former Parent’s share-based compensation plan included awards for restricted stock shares, restricted stock units and stock options. Compensation expense for share-based awards recorded by the Company prior to the Spin-Off includes the expense associated with the employees historically attributable to the Company’s operations, as well as an allocation of stock-based compensation expense for our former Parent’s corporate employees who provided certain centralized support functions.
Our former Parent's restricted stock shares, restricted stock units, and stock options were granted to eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee's termination. A substantial portion of such former Parent's restricted stock shares and restricted stock unit awards granted in 2014 generally vest based on performance thresholds.
Eligible employees received target performance awards in 2014 in which the employee can earn between 25% and 125% of the target performance award in the event the award meets the required vesting criteria. Vesting for the 2014 target performance awards was based on our former Parent's shareholder return versus the S&P Composite 1500 Industrials Index over the three-year period ended December 31, 2016. Awards granted in 2015 did not contain such target performance conditions.
Each eligible non-officer employee also received awards in 2015 and 2014 that generally vest ratably over three years, subject only to the passage of time and a participant's continued employment during the vesting period. Officers of our former Parent received awards in 2015 and 2014 that generally vest ratably over three years, subject to an internal performance metric and a participant's continued employment during the vesting period.
Our former Parent's restricted stock shares and restricted stock units that do not vest within the applicable vesting period are forfeited.
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2013 and 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense related to the modification is $4.0, of which $1.2 and $2.8 was recognized in the years ended December 31, 2016 and 2015, respectively.
Stock-Based Compensation - Awards Granted Subsequent to the Spin-Off
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 1.869 unissued shares of our common stock were available for future grant as of December 31, 2016. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares, or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
Restricted stock shares or restricted stock units may be granted to certain eligible employees or non-employee directors in accordance with the Stock Plan and applicable award agreements. Subject to participants' continued service and other award terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally three years (or one year for awards to non-employee directors). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Approximately half of such restricted stock shares and restricted stock unit awards vest based on performance thresholds, while the remaining portion vest based on the passage of time since grant date.
Eligible employees, including officers, were granted target performance awards during 2016 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2016 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the "Composite Group"), over the three-year period from January 1, 2016 through December 31, 2018. These performance awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible non-officer employees also received restricted stock unit awards during 2016 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Eligible officers received restricted stock share awards during 2016 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period). In addition, certain eligible employees, including officers, received restricted stock unit awards during 2016 that vest subject to attainment of an annual

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

internal performance metric measured at the conclusion of the measurement period ending December 31, 2018 (including eligible employees’ continued employment during the measurement period).
Non-employee directors received restricted stock share awards during 2016 that vest at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such period.
Restricted stock share and unit awards granted to eligible employees during 2016 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 55 and completing five years of service (and, if applicable, subject to the attainment of performance measures).
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
Stock-Based Compensation Expense - All Awards
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the years ended December 31, 2016, 2015 and 2014, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying consolidated and combined statements of operations as follows:

	Year ended December 31,
	2016	2015	2014
Expense associated with individuals attributable to SPX FLOW's operations	$17.7	$9.6	$5.2
Allocation of expense historically associated with the former Parent's corporate employees(1)	—	13.4	14.8
Expense related to modification as of Spin-Off date	1.2	2.8	—
Stock-based compensation expense	18.9	25.8	20.0
Income tax benefit	(6.9)	(9.5)	(7.3)
Stock-based compensation expense, net of income tax benefit	$12.0	$16.3	$12.7

(1)	See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.
Restricted Stock Share and Restricted Stock Unit Awards
The Monte Carlo simulation model valuation technique was used to determine the fair value of restricted stock shares and restricted stock units that contain a "market condition." The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. The following assumptions were used in determining the fair value of the awards granted on the dates indicated below (awards granted during 2015 did not contain a market condition):

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
(in millions, except per share data)

common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant date.

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlation Between Total Shareholder Return for SPX Corporation and the S&P Index
January 2, 2014:
SPX Corporation	33.7%	1.02%	0.76%	0.7631
S&P Composite 1500 Industrials Index	19.9%	n/a	0.76%
Annual expected stock price volatility was based on the three-year SPX Corporation historical volatility. The annual expected dividend yield was based on annual expected SPX Corporation dividend payments and the stock price on the date of grant. The average risk-free interest rate was based on the one-year through three-year daily treasury yield curve rate as of the grant date.
In connection with the Spin-Off, certain corporate employees of our former Parent became employees of the Company. The following table summarizes the unvested restricted stock share and restricted stock unit activity (i) from December 31, 2013 through September 26, 2015, for such Company's employees with former Parent awards before the Spin-Off, and (ii) the resulting, converted SPX FLOW awards after the Spin-Off and activity from September 26, 2015 through December 31, 2016:

Former Parent - Prior to Spin-Off:	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2013	0.270	$59.10
Granted	0.071	89.37
Vested	(0.066)	59.78
Forfeited and other	(0.126)	59.39
Outstanding at December 31, 2014	0.149	72.93
Granted	0.075	85.47
Vested	(0.035)	79.92
Forfeited and other	(0.019)	63.45
Outstanding at September 26, 2015, immediately prior to Spin-Off	0.170	$79.65

SPX FLOW - Post Spin-Off:
Conversion of SPX Plan awards to SPX FLOW Stock Plan awards on September 26, 2015	1.154	$53.32
Granted	0.069	26.05
Vested	(0.091)	61.34
Forfeited and other	(0.004)	59.93
Outstanding at December 31, 2015	1.128	$51.13
Granted	0.930	27.94
Vested	(0.361)	51.13
Forfeited and other	(0.422)	40.27
Outstanding at December 31, 2016	1.275	$37.89
As of December 31, 2016, there was $15.9 of unrecognized compensation cost related to SPX FLOW's restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
On January 2, 2015, eligible employees of the Company were granted 0.034 options in SPX Corporation stock, all of which were outstanding (but not exercisable) from that date up to the Spin-Off. The weighted-average exercise price per share of these options was $85.87 and the maximum term of these options is 10 years. There were no SPX Corporation stock options outstanding during the year ended December 31, 2014.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The weighted-average grant-date fair value per share of the former Parent stock options granted on January 2, 2015 was $27.06. The fair value of each former Parent option grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

Annual expected SPX Corporation stock price volatility	36.53%
Annual expected SPX Corporation dividend yield	1.75%
Risk-free interest rate	1.97%
Expected life of SPX Corporation stock option (in years)	6.0
Annual expected stock price volatility was based on the six-year historical volatility of SPX Corporation stock. The annual expected dividend yield was based on annual expected SPX Corporation dividend payments and SPX Corporation's stock price on the date of grant. The average risk-free interest rate was based on the seven-year treasury constant maturity rate. The expected SPX Corporation option life was based on a three-year pro-rata vesting schedule and represents the period of time that awards are expected to be outstanding.
In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company. The number of outstanding SPX FLOW stock options, after reflecting (i) the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015, and (ii) the conversion of the former Parent stock options to SPX FLOW stock options, was 0.396. After reflecting 0.025 of forfeitures during the fourth quarter of 2015, there were 0.371 of SPX FLOW stock options outstanding as of December 31, 2016 and 2015, of which 0.285 were exercisable as of December 31, 2016. As a result of the conversion of the stock options, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. Other terms of the SPX FLOW stock options are the same as those discussed above.
As of December 31, 2016, there was $0.4 of unrecognized compensation cost related to SPX FLOW stock options. We expect this cost to be recognized over a weighted-average period of 1.1 years.
Accumulated Other Comprehensive Loss
The primary component of accumulated other comprehensive loss as of December 31, 2016 and 2015, was foreign currency translation adjustment. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were $0.0 and less than $0.1 as of December 31, 2016 and 2015, respectively. Changes in accumulated other comprehensive loss for the year ended December 31, 2016, related solely to foreign currency translation adjustment. Changes in accumulated other comprehensive loss for the year ended December 31, 2015, related primarily to foreign currency translation adjustment. See the consolidated and combined statement of comprehensive loss for other changes in accumulated other comprehensive loss for the year ended December 31, 2015.
Common Stock in Treasury
During the year ended December 31, 2016 and the period subsequent to the Spin-Off in 2015, "Common stock in treasury" was increased by $3.5 and $1.4, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
(13)    COMMITMENTS, CONTINGENT LIABILITIES AND OTHER MATTERS
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2017	$21.2
2018	16.8
2019	14.1
2020	9.5
2021	6.1
Thereafter	16.1
Total minimum payments	$83.8
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $31.6 in 2016, $31.9 in 2015 and $35.0 in 2014.
Capital Leases
Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2017	$0.9
2018	4.6
2019	1.0
2020	1.0
2021	1.0
Thereafter	8.6
Total minimum payments	17.1
Less: interest	(2.4)
Capital lease obligations as of December 31, 2016	14.7
Less: current maturities as of December 31, 2016	0.2
Long-term portion as of December 31, 2016	$14.5
Our current and long-term capital lease obligations as of December 31, 2015 were $0.3 and $9.0, respectively.
Assets held through capital lease agreements at December 31, 2016 and 2015 comprise the following:

	December 31,
	2016	2015
Buildings	$19.7	$6.0
Machinery and equipment	0.2	1.4
Total	19.9	7.4
Less: accumulated depreciation	(5.7)	(2.0)
Net book value	$14.2	$5.4
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our consolidated balance sheet as of December 31, 2016 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash.
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
As of December 31, 2016 and 2015, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.9 and $2.0 (gross assets) and $0.1 and $1.5 (gross liabilities), respectively. As of December 31, 2016, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We have an investment in an equity security that is accounted for under the fair value option, but not readily marketable, and therefore which is classified as a Level 3 asset in the fair value hierarchy. We base the security’s fair value on a variety of inputs, including reported trades, non-binding broker/dealer quotes, and historical trade prices of the same securities. Market indicators and industry and economic events are also considered. At December 31, 2016 and 2015, these assets had a fair value of $7.6 and $8.1, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015, including net unrealized gains (losses) recorded to “Other income (expense), net."

	Year ended December 31,
	2016	2015
Balance at beginning of year	$8.1	$7.4
Unrealized gains (losses) recorded to earnings	(0.5)	0.7
Balance at end of year	$7.6	$8.1
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in "Mezzanine equity" using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to "Mezzanine equity" and "Retained earnings (accumulated deficit)." Refer to Note 13 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. During 2016, goodwill associated with our Power and Energy reportable segment, and certain trademarks, customer relationships and technology assets associated with businesses within our Power and Energy reportable segment were impaired based on their respective fair value measurements. Refer to Note 7 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
During 2016, 2015 and 2014, we recorded impairment charges of $189.4, $22.7 and $11.7, respectively, related to trademarks, customer relationships, and technology assets in 2016, trademarks and technology assets in 2015, and trademarks in 2014 of certain businesses within our Power and Energy, Food and Beverage and Industrial reportable segments as we determined that the fair values of such intangible assets were less than the carrying values. See Note 7 for additional information regarding such impairment charges.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$68.0	$68.0	$—	$—
Term loan(1)	390.0	390.0	400.0	400.0
5.625% Senior notes(1)	300.0	300.0	—	—
5.875% Senior notes(1)	300.0	296.3	—	—
6.875% Senior notes(1)	—	—	600.0	637.5
Trade receivables financing arrangement	21.2	21.2	—	—
Other indebtedness	27.7	27.7	28.0	28.0
(1)     Carrying amount reflected herein excludes related deferred financing fees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The following methods and assumptions were used in estimating the fair value of these financial instruments:

•
The fair values of the senior notes were determined using Level 2 inputs within the fair value hierarchy and were based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.

•
The fair values of amounts outstanding under our domestic revolving loan facility, term loan, and trade receivables financing arrangement approximated carrying value due primarily to the variable-rate nature of these instruments.

•	The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
(15)    RELATED PARTY TRANSACTIONS
Allocation of General Corporate Expenses
The consolidated and combined statements of operations in 2015 and 2014 include expenses for certain centralized functions and other programs provided and/or administered by the former Parent charged directly to business units of the Company. In addition, for purposes of preparing these combined financial statements for periods prior to the Spin-Off on a "carve-out" basis, a portion of the former Parent's total corporate expenses were allocated to the Company. A detailed description of the methodology used to allocate corporate-related costs is included in Note 1.
Related Party Interest
We recorded interest income of $26.2 and $47.1 for the years ended December 31, 2015 and 2014, respectively, associated with related party notes receivable outstanding during the periods, with the former Parent serving as the counterparty. These related party notes were transferred to the former Parent or canceled by the Company with a corresponding decrease to "Former parent company investment" of $669.7 during the third quarter of 2015. The related party notes receivable had a weighted-average interest rate of approximately 5.0% prior to their transfer to the former Parent or cancellation by the Company.
We recorded interest expense of $28.4 and $72.9 for the years ended December 31, 2015 and 2014, respectively, associated with related party notes payable outstanding during the periods, with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as counterparties. Related party notes payable were reduced by $991.3 with a corresponding increase to "Former parent company investment" during the nine months ended September 26, 2015 as a result of their extinguishment by way of capital contribution to the Company by the former Parent. The related party notes payable had a weighted-average interest rate of approximately 7.0% prior to their extinguishment.
(16)    QUARTERLY RESULTS (UNAUDITED)

	First(2)		Second		Third		Fourth(2)
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$505.0	$571.2	$528.8	$615.1	$466.8	$589.5	$495.4	$612.7
Gross profit	159.2	188.3	166.8	211.2	146.1	197.9	152.5	194.8
Net income (loss)(1)	(32.1)	23.1	(352.3)	46.7	(4.2)	(4.2)	7.6	21.8
Less: Net income (loss) attributable to noncontrolling interests	(1.0)	(0.3)	0.5	(0.4)	0.5	(0.1)	0.8	0.7
Net income (loss) attributable to SPX FLOW, Inc.	$(31.1)	$23.4	$(352.8)	$47.1	$(4.7)	$(4.1)	$6.8	$21.1

Basic income (loss) per share of common stock	$(0.75)	$0.57	$(8.52)	$1.15	$(0.11)	$(0.10)	$0.16	$0.52
Diluted income (loss) per share of common stock	$(0.75)	$0.57	$(8.52)	$1.15	$(0.11)	$(0.10)	$0.16	$0.51

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(1)
During the fourth quarter of 2016, we recorded impairment charges, net of taxes, of $10.6, related to the trademarks of a business within our Power and Energy reportable segment and a technology asset of a business within our Food and Beverage reportable segment.

During the third quarter of 2016, we recognized in Special Charges an asset impairment charge, net of taxes, of $3.3 related to certain corporate assets being marketed for sale. In addition, during the third quarter of 2016, we recorded a loss on early extinguishment of debt, net of taxes, of $24.3, related to the redemption of all of our 6.875% senior notes due in August 2017.
During the third quarter of 2016, we recorded an income tax benefit of $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.
During the second quarter of 2016, we recorded impairment charges, net of taxes, of $358.4, related to the goodwill and various intangible assets of our Power and Energy reportable segment.
During the first quarter of 2016, we recognized in Special Charges an asset impairment charge, net of taxes, of $7.5 resulting primarily from management’s decision during that quarter to market certain corporate assets for sale.
During the fourth and third quarters of 2015, we recorded impairment charges, net of taxes, of $5.4 and $10.9, respectively, related to the trademarks and certain technology assets of certain businesses within our Food and Beverage and Power and Energy reportable segments.
During the third quarter of 2015, we recognized a loss, net of taxes, of $5.0, related to changes in the fair value of plan assets, actuarial gains/losses, and curtailment gains associated with our and the former Parent’s pension plans. The third quarter loss resulted primarily from the formation of a new SPX FLOW domestic nonqualified pension plan in connection with the Spin-Off and its related remeasurement and, to a lesser extent, our allocated share of a curtailment gain and actuarial loss related to an amendment to certain of the former Parent’s U.S. pension plans to freeze all benefits for active non-union participants.
During the third quarter of 2015, we recognized Special Charges, net of taxes, of $16.5 related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland.
During the third quarter of 2015, we recorded income tax charges of $7.4 related to repatriation of certain earnings of our non-U.S. subsidiaries.

(2)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2016 were April 2, July 2 and October 1, compared to the respective March 28, June 27 and September 26, 2015 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had six more days in the first quarter of 2016 and five less days in the fourth quarter of 2016 than in the respective 2015 periods.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2016, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
Before the Spin-Off, the Company relied on certain financial information and resources of the former Parent to manage aspects of the Company’s business and to report financial results. These resources included executive management, investor relations, finance and accounting, legal, and human resources support, benefit plan administration and reporting, general management, treasury, insurance and risk management, and oversight functions, such as the Board of Directors and internal audit, including those functions required for Sarbanes-Oxley compliance. In conjunction with the Spin-Off, the Company enhanced its own financial, administrative, and other support systems. The Company formed its accounting, reporting, legal, and internal audit departments and reformed its policies and systems, as needed, to meet all regulatory requirements on a stand-alone basis.
While these changes in staffing, policies and systems were accomplished in connection with the Spin-Off, we continue to review, document and test our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. These efforts may lead to changes in our internal control over financial reporting.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)     Directors of the Company.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.
b)     Executive Officers of the Company.
Marcus G. Michael, 53, is President and Chief Executive Officer, and a director of the Company, since January 2016. He was previously President of our Food and Beverage segment. Prior to the Spin-Off, he was President, Flow Technology—Food and Beverage of SPX Corporation, and was appointed an officer of SPX in December 2014. He joined SPX Corporation in 2003 and prior to his most recent position held various senior positions within the company, including President of the company’s global evaporative and dry cooling businesses and President of Flow Technology’s EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.
Jeremy W. Smeltser, 42, is Vice President and Chief Financial Officer. He was previously Vice President and Chief Financial Officer of SPX Corporation, where he served in various roles, most recently as Vice President and Chief Financial Officer, Flow Technology, and became an officer of SPX Corporation in April 2009. He joined SPX Corporation in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.
Stephen A. Tsoris, 59, is Vice President, Secretary and General Counsel. He was previously Vice President, Secretary and General Counsel of SPX Corporation since April 2015. Mr. Tsoris joined SPX Corporation in 2008 as the assistant general counsel, corporate development, where he played a major role in many significant acquisitions, divestitures and strategic ventures. Prior to joining SPX Corporation, he was a partner at Gardner Carton & Douglas LLP where in addition to working with a wide spectrum of clients across many industries, he supported SPX Corporation on over fifty M&A transactions.
David A. Kowalski, 58, is President, Global Manufacturing Operations. He was previously President, Global Manufacturing Operations of SPX Corporation since August 2013. Since August 2011, he also has served as President of the SPX Industrial Products group of businesses. He joined SPX Corporation in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. He became the segment President, Test and Measurement, and an officer of the company in August 2005. Before joining SPX Corporation, he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.
Dwight A. K. Gibson, 42, is President, Food and Beverage segment. Prior to joining the Company in June 2016, he served as President of Strategic Initiatives for Ingersoll Rand's Climate segment. He joined Ingersoll Rand in 2004 and served in a variety of general management, business development and product management roles. From October 2011 to June 2015, he served as Vice President and General Manager for the Thermo King Europe, Middle East and Africa truck and trailer business. Prior to joining Ingersoll Rand in 2004, he was a consultant with McKinsey and Company.
José Larios, 42, is President, Power and Energy segment and, effective January 2017, President of our Power and Energy and Industrial segments. Mr. Larios joined SPX Corporation in July 2015 as Vice President of Global Original Equipment Sales for Power and Energy prior to becoming President of the Power and Energy segment in August 2016. Prior to joining SPX Corporation, he served fifteen years at General Electric in progressive roles in sales, product management, marketing, operations and global commercial leadership, where he last served as Global Vice President of Sales for O&G Surface Products.
Belinda G. Hyde, 46, is Vice President and Chief Human Resources Officer. She was previously Vice President and Chief Human Resources Officer of SPX Corporation since July 2015. Ms. Hyde served as the Senior Vice President and Chief Human Resources Officer of Schnitzer Steel Industries, Inc. from October 2011 until joining SPX Corporation. Prior to joining Schnitzer, Ms. Hyde was Vice President of Human Resources with Celanese Corporation from 2008 to 2011. Previously, she led the talent management, development, and communications functions for biotech Life Technologies from 2005 to 2008. Ms. Hyde also worked at Dell Computer from 2000 to 2005 in a variety of human resources leadership positions.

Kevin J. Eamigh, 46, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies and Shared Services organizations, the role he previously held at SPX Corporation. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh joined SPX Corporation in 2000 and has since served in various other positions within information technology services and business management. Mr. Eamigh began his career with IBM in Dallas, TX prior to co-founding PrimeSource Technologies, a business technology consulting firm based in Scottsdale, AZ.
c)    Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
d)    Code of Ethics.
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.
e)    Other Matters.
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.
ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2017 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated and Combined Financial Statements on page 36 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 36 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February, 2017.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 8th day of February, 2017.

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
4.1
2024 Notes Indenture, dated as of August 10, 2016, by and among SPX FLOW, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (including form of 2024 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).

4.2
2026 Notes Indenture, dated as of August 10, 2016, by and among SPX FLOW, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (including form of 2026 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).

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

10.16*	Form of SPX FLOW Confidentiality and Non-Competition Agreement, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).

Item No.	Description
10.17*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.18*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.19*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.20*
Amended and Restated Employment Agreement between SPX Corporation and David A. Kowalski, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2008 (file no. 1-6948).

10.21*
Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to the SPX Corporation Quarterly Report on Form 10-Q for the quarter ended June 27, 2009 (file no. 1-6948).

10.22*
Change of Control Agreement between Jeremy W. Smeltser and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from SPX Corporation's Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

10.23*
Change of Control Agreement between David A. Kowalski and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from SPX Corporation's Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

10.24*
Form of Waiver of Certain Employment Agreement Provisions by each of Jeremy W. Smeltser and David A. Kowalski, dated December 2, 2013, incorporated herein by reference from SPX Corporation's Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

10.25*
Form of Change of Control Agreement between each of Marcus G. Michael, Stephen A. Tsoris, Belinda G. Hyde, Kevin J. Eamigh and David J. Wilson, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).

10.26*
Form of Change of Control Agreement between each of Dwight Gibson and Jose Larios and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).

10.27
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

10.28
First Amendment to Credit Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, the Subsidiary Guarantors party thereto, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from SPX FLOW’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).

10.29
Security Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference from SPX FLOW’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).

10.30
Second Amendment to Credit Agreement, dated as of December 16, 2016, among SPX FLOW, Inc., the Foreign Subsidiary Borrowers party thereto, the Subsidiary Guarantors party thereto, the Lenders party thereto, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and Bank of America, N.A., as Administrative Agent, incorporated by reference from SPX FLOW’s Current Report on Form 8-K filed on December 16, 2016 (file no. 1-37393).

11.1	Statement regarding computation of earnings (loss) per share. See consolidated and combined statements of operations on page 39 of this Form 10-K.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney on page 92 of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item No.	Description
101.1
SPX FLOW, Inc. financial information from its Form 10-K for the annual period ended December 31, 2016, formatted in XBRL, including: (i) Consolidated and Combined Statements of Operations for the years ended December 31, 2016, 2015, and 2014; (ii) Consolidated and Combined Statements of Comprehensive Loss for the years ended December 31, 2016, 2015, and 2014; (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iv) Consolidated and Combined Statements of Equity for the years ended December 31, 2016, 2015, and 2014; (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (vi) Notes to Consolidated and Combined Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.