Form 10-Q
period 2017-04-01
SPX FLOW, Inc.
filed 2017-05-03
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of April 28, 2017 were 42,285,740.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 1, 2017	April 2, 2016
Revenues	$433.2	$505.0
Costs and expenses:
Cost of products sold	294.1	345.8
Selling, general and administrative	115.3	133.9
Intangible amortization	4.6	5.7
Special charges	8.6	41.0
Operating income (loss)	10.6	(21.4)

Other expense, net	(2.1)	(3.0)
Interest expense, net	(15.9)	(14.4)
Loss before income taxes	(7.4)	(38.8)
Income tax benefit	0.1	6.7
Net loss	(7.3)	(32.1)
Less: Net income (loss) attributable to noncontrolling interests	0.1	(1.0)
Net loss attributable to SPX FLOW, Inc.	$(7.4)	$(31.1)

Basic loss per share of common stock	$(0.18)	$(0.75)
Diluted loss per share of common stock	$(0.18)	$(0.75)

Weighted-average number of common shares outstanding — basic	41.647	41.232
Weighted-average number of common shares outstanding — diluted	41.647	41.232
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended
	April 1, 2017	April 2, 2016
Net loss	$(7.3)	$(32.1)
Other comprehensive income, net - foreign currency translation adjustments	49.5	12.2
Total comprehensive income (loss)	42.2	(19.9)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.9)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$41.3	$(19.0)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$208.7	$215.1
Accounts receivable, net	440.7	446.9
Inventories, net	302.3	272.4
Other current assets	62.1	72.8
Total current assets	1,013.8	1,007.2
Property, plant and equipment:
Land	34.7	36.1
Buildings and leasehold improvements	243.3	242.4
Machinery and equipment	434.2	420.8
	712.2	699.3
Accumulated depreciation	(340.0)	(322.0)
Property, plant and equipment, net	372.2	377.3
Goodwill	738.7	722.5
Intangibles, net	345.6	344.3
Other assets	156.0	151.9
TOTAL ASSETS	$2,626.3	$2,603.2

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$206.6	$203.8
Accrued expenses	355.9	329.9
Income taxes payable	11.4	10.8
Short-term debt	19.9	27.7
Current maturities of long-term debt	20.3	20.2
Total current liabilities	614.1	592.4
Long-term debt	1,015.2	1,060.9
Deferred and other income taxes	64.7	62.2
Other long-term liabilities	124.2	125.5
Total long-term liabilities	1,204.1	1,248.6
Commitments and contingent liabilities (Note 11)
Mezzanine equity	21.0	20.1
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,542,195 issued and 42,272,342 outstanding at April 1, 2017, and 42,092,393 issued and 41,920,477 outstanding at December 31, 2016	0.4	0.4
Paid-in capital	1,646.3	1,640.4
Accumulated deficit	(381.3)	(373.9)
Accumulated other comprehensive loss	(472.7)	(521.4)
Common stock in treasury (269,853 shares at April 1, 2017, and 171,916 shares at December 31, 2016)	(8.2)	(4.9)
Total SPX FLOW, Inc. shareholders' equity	784.5	740.6
Noncontrolling interests	2.6	1.5
Total equity	787.1	742.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,626.3	$2,603.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended April 1, 2017
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income (loss)	—	—	—	(7.4)	—	—	(7.4)	0.1	(7.3)
Other comprehensive income, net	—	—	—	—	48.7	—	48.7	0.8	49.5
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—	1.6
Stock-based compensation expense	—	—	4.0	—	—	—	4.0	—	4.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	0.3	—	—	(3.3)	(3.0)	—	(3.0)
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	0.2	0.2
Balance at April 1, 2017	42.3	$0.4	$1,646.3	$(381.3)	$(472.7)	$(8.2)	$784.5	$2.6	$787.1

	Three months ended April 2, 2016
	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net loss	—	—	—	(31.1)	—	—	(31.1)	(1.0)	(32.1)
Other comprehensive income, net	—	—	—	—	12.1	—	12.1	0.1	12.2
Incentive plan activity	0.1	—	1.9	—	—	—	1.9	—	1.9
Stock-based compensation expense	—	—	6.9	—	—	—	6.9	—	6.9
Restricted stock and restricted stock unit vesting, including related tax provision of $3.0 and net of tax withholdings	0.2	—	(3.2)	—	—	(2.6)	(5.8)	—	(5.8)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at April 2, 2016	41.7	$0.4	$1,627.3	$(10.0)	$(370.6)	$(4.0)	$1,243.1	$9.4	$1,252.5

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 1, 2017	April 2, 2016
Cash flows from (used in) operating activities:
Net loss	$(7.3)	$(32.1)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Special charges	8.6	41.0
Deferred income taxes	(3.2)	(13.8)
Depreciation and amortization	15.7	17.1
Stock-based compensation	4.0	6.9
Pension and other employee benefits	1.2	2.9
Gain on asset sales and other, net	—	(1.3)
Changes in operating assets and liabilities:
Accounts receivable and other assets	18.8	(10.3)
Inventories	(21.5)	(21.5)
Accounts payable, accrued expenses and other	16.2	(50.7)
Cash spending on restructuring actions	(9.4)	(6.5)
Net cash from (used in) operating activities	23.1	(68.3)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	20.3	2.0
Increase in restricted cash	—	(0.2)
Capital expenditures	(4.8)	(16.5)
Net cash from (used in) investing activities	15.5	(14.7)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	84.5	7.0
Repayments of senior credit facilities	(133.5)	(5.0)
Borrowings under trade receivables financing arrangement	38.1	22.0
Repayments of trade receivables financing arrangement	(35.9)	(13.0)
Borrowings under other financing arrangements	—	1.1
Repayments of other financing arrangements	(8.0)	(1.8)
Minimum withholdings paid on behalf of employees for net share settlements, net	(3.2)	(2.8)
Dividends paid to noncontrolling interests in subsidiary	(0.1)	(1.2)
Net cash from (used in) financing activities	(58.1)	6.3
Change in cash and equivalents due to changes in foreign currency exchange rates	13.1	1.2
Net change in cash and equivalents	(6.4)	(75.5)
Consolidated cash and equivalents, beginning of period	215.1	295.9
Consolidated cash and equivalents, end of period	$208.7	$220.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments.
We prepared the condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States (“GAAP”) can be condensed or omitted. The financial statements represent our accounts after the elimination of intercompany transactions and, in our opinion, include the adjustments (consisting only of normal and recurring items) necessary for their fair presentation.
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated and combined financial statements contained in our 2016 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results and the condensed consolidated financial statements may not be indicative of the Company’s future performance.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2016 dates. We had two less days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In May 2014, and as subsequently amended, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method and continue to evaluate the potential impacts to our revenues related to our pending adoption of the new revenue standard.
Amongst other impacts, the amended revenue recognition guidance has the potential to affect our current practice of accounting for certain contracts as revenue using the completed contract method under existing guidance in instances where such contracts are determined to have multiple performance obligations that are distinct within the context of the contract. Likewise, in certain contracts of specific product lines, we engineer and manufacture goods that may have no alternative use (absent significant costs to reengineer the goods) and we have an enforceable right to payment for our performance over the life of the project. For such contracts, we may be required to recognize revenue over time under the new guidance as compared with our current practice of using the completed contract method. In addition, we are reviewing our accounting policies to determine whether any changes may be necessary in order to ensure proper recognition of such obligations that we consider perfunctory in nature and/or qualitatively and quantitatively immaterial under existing revenue guidance, but which may be considered significant within the context of the contract under the new revenue standard. Our preliminary assessments of the potential impacts of the new revenue recognition standard are subject to change.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

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
In March 2016, the FASB issued an amendment to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendment is effective for interim and annual reporting periods beginning after December 15, 2016 and may be applied on either a prospective or modified retrospective basis. The impact of the prospective adoption of this amendment had no effect on our first quarter 2017 condensed consolidated financial statements.
In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment is effective for prospective interim and annual reporting periods beginning after December 15, 2016. We adopted this amendment during the first quarter of 2017. We recognized a tax charge of $1.4 in our income tax provision during the three months ended April 1, 2017 related to the vesting of certain restricted stock shares and restricted stock units during the period which, under previous guidance, would have been recognized as a reduction of paid-in capital. Consistent with our previous policy, we have elected to continue to accrue share-based compensation cost based on the number of awards that are expected to vest (i.e., by assuming a forfeiture rate in our accrual of such cost). See Note 12 for additional information related to our adoption of this amendment.
In October 2016, the FASB issued an amendment that requires recognition of the income tax consequences of an intra-entity transfer of assets other than inventory. Under current authoritative guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This amendment requires tax expense and deferred tax asset recognition from the intra-entity sale of the asset in the seller’s tax jurisdiction when the asset transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This update is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but the guidance can only be adopted in the first interim period of the early-adopt fiscal year. We are currently evaluating the impact that this amended guidance will have on our condensed consolidated financial statements.
In November 2016, the FASB issued an additional amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This amendment is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, including retrospective application. We expect to adopt this amendment in the first quarter of 2018 and do not expect a material impact to our condensed consolidated financial statements.
In January 2017, the FASB issued an amendment to post-acquisition accounting for goodwill which eliminates the requirement to perform a Step 2 impairment analysis to determine the implied fair value of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. This amendment is effective for any annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this amendment in the first quarter of 2017 and will perform our annual goodwill impairment test in accordance with the amended guidance, as well as any interim impairment tests, should facts and circumstances necessitate such a test.
In March 2017, the FASB issued an amendment to authoritative guidance on the presentation of net periodic pension and other postretirement benefit costs. Under the new rules, entities that sponsor defined benefit plans will present service costs with other employee compensation costs within operating income (or capitalize on the balance sheet, when applicable), while other components of net benefit cost will be presented separately (in one or more line items) outside of operating income and will not be eligible for capitalization. This update is effective for interim and annual reporting periods beginning after December

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

15, 2017, with early adoption permitted if adopted in the first interim period of the early-adopt fiscal year. We adopted this amendment in the first quarter of 2017 and have accordingly reclassified non-service pension and postretirement costs from “Selling, general and administrative” expense to “Other expense, net” in our condensed consolidated statements of operations for the three months ended April 1, 2017 and April 2, 2016, as we believe this classification provides investors a more comparative presentation of our selling, general and administrative expense and operating results from period to period. As permitted by the amended guidance, we used amounts disclosed in our employee benefit plans footnote for the first quarter of 2016 as the estimation basis for applying the restrospective presentation requirements. See Note 7 for additional information related to our adoption of the amendment.
(3)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We are a global supplier of highly specialized, engineered solutions with operations in over 30 countries and sales in over 150 countries around the world.  Many of our solutions play a role in helping to meet global demand for processed foods and beverages and power and energy, particularly in emerging markets.
We have three reportable segments: Food and Beverage, Power and Energy, and Industrial. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering impairment and special charges, pension and postretirement service costs and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our chief operating decision maker evaluates the results of each segment.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Financial data for our reportable segments for the three months ended April 1, 2017 and April 2, 2016 were as follows:

	Three months ended
	April 1, 2017	April 2, 2016
Revenues(1):
Food and Beverage	$165.9	$184.8
Power and Energy	105.9	149.7
Industrial	161.4	170.5
Total revenues	$433.2	$505.0

Income (loss):
Food and Beverage	$15.5	$17.4
Power and Energy	(1.5)	2.2
Industrial	21.1	19.4
Total income for reportable segments	35.1	39.0

Corporate expense	15.5	18.9
Pension and postretirement service costs	0.4	0.5
Special charges	8.6	41.0
Consolidated operating income (loss)	$10.6	$(21.4)

(1)
We recognized revenues under the percentage-of-completion method of $60.4 and $99.0 in the three months ended April 1, 2017 and April 2, 2016, respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage-of-completion method were $72.2 and $66.1 as of April 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $57.9 and $57.2 as of April 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(4)     SPECIAL CHARGES
Special charges for the three months ended April 1, 2017 and April 2, 2016 were as follows:

	Three months ended
	April 1, 2017	April 2, 2016
Food and Beverage	$1.5	$8.8
Power and Energy	1.0	10.7
Industrial	2.8	4.5
Other	3.3	17.0
Total	$8.6	$41.0
Global Realignment Program
As disclosed in our 2016 Annual Report on Form 10-K, we are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges for the three months ended April 1, 2017 and April 2, 2016 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Special Charges By Reportable Segment
Unless otherwise noted below, charges for the three months ended April 1, 2017 and April 2, 2016 relate to our global realignment program.
Food and Beverage — Charges for the three months ended April 1, 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland, and (ii) a reorganization and consolidation of certain administrative functions primarily in Europe and the Asia Pacific region.
Charges for the three months ended April 2, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, and (ii) various other restructuring initiatives in Europe and the U.S.
Power and Energy — Charges for the three months ended April 1, 2017 related primarily to severance and other costs associated with (i) various locations in North America, and (ii) the reorganization and consolidation of certain administrative functions primarily in the EMEA region.
Charges for the three months ended April 2, 2016 related primarily to severance and other costs in the U.K., France, Germany and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets.
Industrial — Charges for the three months ended April 1, 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Sweden to an existing facility in Poland and, to a lesser extent, (ii) the reorganization and consolidation of certain administrative functions in the U.S., EMEA and Asia Pacific.
Charges for the three months ended April 2, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other North American facilities, and (ii) various other global restructuring initiatives.
Other — Charges for the three months ended April 1, 2017 reflected primarily corporate asset impairment and other related charges of $3.6 in connection with the sale of certain corporate assets during the period.
Charges for the three months ended April 2, 2016 related primarily to corporate asset impairment charges of $12.0, as well as severance and other related costs. Asset impairment charges resulted primarily from management's decision during the first quarter of 2016 to market certain corporate assets for sale (such corporate assets were sold during the first quarter of 2017, as noted above).
Expected charges still to be incurred under actions approved as of April 1, 2017 were approximately $1.7.
The following is an analysis of our restructuring liabilities for the three months ended April 1, 2017 and April 2, 2016:

	Three months ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$33.6	$32.9
Special charges(1)	5.0	29.0
Utilization — cash	(9.4)	(6.5)
Currency translation adjustment and other	0.3	1.0
Balance at end of period	$29.5	$56.4

(1)
Amounts that impacted special charges but not the restructuring liabilities included $3.6 and $12.0 of asset impairment and other related charges during the three months ended April 1, 2017 and April 2, 2016, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(5)    INVENTORIES, NET
Inventories at April 1, 2017 and December 31, 2016 comprised the following:

	April 1, 2017	December 31, 2016
Finished goods	$99.1	$86.2
Work in process	94.4	74.6
Raw materials and purchased parts	114.8	117.8
Total FIFO cost	308.3	278.6
Excess of FIFO cost over LIFO inventory value	(6.0)	(6.2)
Total inventories	$302.3	$272.4
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 6% of total inventory at April 1, 2017 and December 31, 2016. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the three months ended April 1, 2017 were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation and Other	April 1, 2017
Food and Beverage	$250.3	$—	$8.6	$258.9
Power and Energy(1)	256.0	—	3.9	259.9
Industrial(2)	216.2	—	3.7	219.9
Total	$722.5	$—	$16.2	$738.7

(1)	The carrying amount of goodwill included $244.8 and $241.1 of accumulated impairments as of April 1, 2017 and December 31, 2016, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of April 1, 2017 and December 31, 2016.
As of the first day of our fiscal fourth quarter of 2016, we performed our annual goodwill impairment test, which indicated the estimated fair value of our Power and Energy reporting unit exceeded its carrying value by approximately 4%. Our assumptions in our annual impairment test included, among others, that (i) 2017 revenues would decline between 10% to 15% as a result of lower backlog and 2017 order rates would remain consistent with those experienced in the second half of 2016, (ii) 2017 targeted cost savings would be executed as planned with incremental cash savings expected in 2018 and beyond, (iii) a discount rate of 10.5%, (iv) expanded current and forward EBITDA multiples associated with recent oil and gas industry transactions, which suggested higher valuation multiples than historical averages for the industry, and (v) changes in working capital continuing to correlate with order and revenue trends. The estimated fair value of each of our other reporting units significantly exceeded its respective book value.
A change in any of the assumptions used in testing Power and Energy's goodwill for impairment (e.g., projected order, revenue and profit growth rates, discount rate, industry valuation multiples, expected control premium, etc.) could result in Power and Energy's estimated fair value being less than the carrying value of its net assets.  For example, a one-hundred basis point increase in the discount rate used in determining Power and Energy's discounted cash flows in our 2016 annual goodwill impairment test would have resulted in Power and Energy's fair value being approximately $27 lower than the carrying value of its net assets as of the date of that fourth quarter test.
As of April 1, 2017, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

We will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2017 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units, including Power and Energy. Adverse changes to or a failure to achieve the business plans included in our 2016 annual impairment test of our Power and Energy reporting unit, as discussed above, or deterioration of macroeconomic conditions including significant downward price pressure on global oil prices, lower customer capital spending estimates, and/or significant declines in industry multiples, could result in future impairments, which could be material.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	April 1, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$214.0	$(107.2)	$106.8	$209.6	$(101.6)	$108.0
Technology	87.3	(43.6)	43.7	84.6	(40.8)	43.8
Patents	6.7	(4.9)	1.8	6.5	(5.1)	1.4
Other	12.7	(10.0)	2.7	12.3	(9.6)	2.7
	320.7	(165.7)	155.0	313.0	(157.1)	155.9
Trademarks with indefinite lives	190.6	—	190.6	188.4	—	188.4
Total	$511.3	$(165.7)	$345.6	$501.4	$(157.1)	$344.3
As of April 1, 2017, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $74.6 in Power and Energy, $54.7 in Food and Beverage, and $25.7 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $97.2 in Food and Beverage, $59.9 in Industrial, and $33.5 in Power and Energy.
No impairment charges were recorded during the three months ended April 1, 2017 or April 2, 2016. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the three months ended April 1, 2017 related primarily to foreign currency translation.
(7)    EMPLOYEE BENEFIT PLANS
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Components of Net Periodic Pension and Postretirement Benefit Expense (Income)
Net periodic benefit expense (income) for our foreign pension plans and our domestic pension and postretirement plans included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Three months ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$0.2	0.3	$0.2	$0.2	$0.4	$0.5	Selling, general and administrative
Interest cost	0.1	0.2	0.2	0.3	0.3	0.5	Other expense, net
Curtailment gain(1)	(1.1)	—	—	—	(1.1)	—	Other expense, net
Total net periodic benefit expense (income)	$(0.8)	$0.5	$0.4	$0.5	$(0.4)	$1.0

(1)
Gain is related to the cessation of accrual of future benefits by participants in a defined benefit pension plan in the Netherlands effective March 31, 2017. The accumulated obligations for future pension payments to participants in this plan were also transferred to an insurance company at that time. Under the agreement, the insurance company irrevocably assumed the obligation to make future pension payments to the approximately 60 participants of the plan.

Employer Contributions
During the three months ended April 1, 2017 and April 2, 2016, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(8)    INDEBTEDNESS
Debt at April 1, 2017 and December 31, 2016 comprised the following:

	April 1, 2017	December 31, 2016
Domestic revolving loan facility	$24.0	$68.0
Term loan(1)	385.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	23.4	21.2
Other indebtedness(2)	35.3	42.4
Less: deferred financing fees(3)	(12.3)	(12.8)
Total debt	1,055.4	1,108.8
Less: short-term debt	19.9	27.7
Less: current maturities of long-term debt	20.3	20.2
Total long-term debt	$1,015.2	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $15.4 and $14.7 and balances under a purchase card program of $17.4 and $17.9 as of April 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

A detailed description of our senior credit facilities and senior notes is included in our consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 3.8% at April 1, 2017.
At April 1, 2017, we had $416.9 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $24.0 under the domestic revolving loan facility and $9.1 reserved for outstanding letters of credit. At April 1, 2017, we had $10.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $23.4. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at April 1, 2017, we had $286.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $213.1 reserved for outstanding bank guarantees and standby letters of credit.
At April 1, 2017, in addition to the revolving lines of credit described above, we had approximately $5.2 of letters of credit outstanding under separate arrangements in China and India.
At April 1, 2017, we were in compliance with all covenants of our senior credit facilities and senior notes.
(9)    DERIVATIVE FINANCIAL INSTRUMENTS
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
We had FX forward contracts with an aggregate notional amount of $23.5 and $28.0 outstanding as of April 1, 2017 and December 31, 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.3 and $21.4 at April 1, 2017 and December 31, 2016, respectively, with scheduled maturities of $19.1 and $0.2 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of April 1, 2017 and December 31, 2016, respectively. The net losses recorded in "Other expense, net" related to FX losses totaled $1.8 and $3.2 for the three months ended April 1, 2017 and April 2, 2016, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.5 and $2.9 (gross assets) and $0.1 and $0.1 (gross liabilities) at April 1, 2017 and December 31, 2016, respectively.
(10)    EQUITY AND STOCK-BASED COMPENSATION
Loss Per Share
The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted loss per share:

	Three months ended
	April 1, 2017	April 2, 2016
Weighted-average shares outstanding, basic	41.647	41.232
Dilutive effect of share-based awards	—	—
Weighted-average shares outstanding, dilutive(1)	41.647	41.232

(1)
For the three months ended April 1, 2017 and April 2, 2016, respectively, an aggregate of 0.943 and 0.861 unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the periods. For three three months ended April 1, 2017 and April 2, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.166 and 0.579, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Stock-Based Compensation
Prior to September 26, 2015, at which time SPX Corporation (the "former Parent") distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the "Spin-Off"), eligible employees of the Company participated in our former Parent’s share-based compensation plan pursuant to which they were granted share-based awards of its stock. Our former Parent’s share-based compensation plan included awards for restricted stock shares, restricted stock units and stock options.
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense of $0.3 related to the modification was recognized in the three months ended April 2, 2016, and compensation expense of $0.9 related to the modification was recognized during the remainder of 2016.
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 1.345 unissued shares of our common stock were available for future grant as of April 1, 2017. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted target performance awards during the three months ended April 1, 2017 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2017 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the "Composite Group"), over the three-year period from January 1, 2017 through December 31, 2019. In addition, certain eligible employees, including officers, were granted awards during the three months ended April 1, 2017 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined) measured at the conclusion of the measurement period ending December 31, 2019 (including eligible employees’ continued employment during the measurement period). These target performance and internal performance metric awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible non-officer employees also were granted restricted stock unit awards during the three months ended April 1, 2017 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Eligible officers were granted restricted stock share awards in the three months ended April 1, 2017 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period).
Restricted stock share and unit awards granted to eligible employees during the three months ended April 1, 2017 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
Restricted stock shares and restricted stock units that do not vest within the applicable vesting period are forfeited.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three months ended April 1, 2017 and April 2, 2016, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended
	April 1, 2017	April 2, 2016 (1)
Stock-based compensation expense	$4.0	$6.9
Income tax benefit	(1.3)	(2.4)
Stock-based compensation expense, net of income tax benefit	$2.7	$4.5
(1)     Stock-based compensation expense includes $0.3 of expense related to modifications effected as of Spin-Off date.
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

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlations Between Total Shareholder Return for SPX FLOW and Individual Companies in the Composite Group
				Minimum	Average	Maximum
January 13, 2017:
SPX FLOW	39.4%	—%	1.50%	0.1848	0.3830	0.5057
Composite Group	28.6%	n/a	1.50%
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the three months ended April 1, 2017:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	1.275	$37.89
Granted	0.460	35.03
Vested	(0.286)	44.82
Forfeited and other	(0.239)	31.17
Outstanding at April 1, 2017	1.210	$32.44

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

As of April 1, 2017, there was $26.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.0 years.
Stock Options
There were 0.365 and 0.371 of SPX FLOW stock options outstanding as of April 1, 2017 and December 31, 2016, respectively, after giving effect to forfeitures of 0.006 during the first quarter of 2017. Of the 0.365 stock options outstanding, 0.333 were exercisable as of April 1, 2017. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025.
As of April 1, 2017, there was $0.3 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 0.8 years.
Accumulated Other Comprehensive Loss
The sole component of accumulated other comprehensive loss as of April 1, 2017 and December 31, 2016, and in the changes thereof during the three months then ended, was foreign currency translation adjustment.
The primary component of accumulated other comprehensive loss as of April 2, 2016 and December 31, 2015, and in the changes thereof during the three months then ended, was foreign currency translation adjustment of $12.1. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of April 2, 2016 and December 31, 2015.
Common Stock in Treasury
During the three months ended April 1, 2017 and April 2, 2016, “Common stock in treasury” was increased by $3.3 and $2.6, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
(11)    LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016 are stated at the the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash.
(12)    INCOME TAXES
Unrecognized Tax Benefits
As of April 1, 2017, we had gross unrecognized tax benefits of $14.5 (net unrecognized tax benefits of $5.5), of which $5.5, if recognized, would impact our effective tax rate.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 1, 2017, gross accrued interest totaled $1.9 (net accrued interest of $1.8), and there was no accrual for penalties included in our unrecognized tax benefits.
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
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns have included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets.
Other Tax Matters
During the three months ended April 1, 2017, we recorded an income tax benefit of $0.1 on $7.4 of pre-tax loss, resulting in an effective tax rate of 1.4%. This compares to an income tax benefit for the three months ended April 2, 2016 of $6.7 on $38.8 of pre-tax loss, resulting in an effective tax rate of 17.3%. The effective tax rate for the first quarter of 2017 was impacted by a tax charge of $1.4 related to the vesting of certain restricted stock shares and restricted stock units during the period. The effective tax rate for the first quarter of 2016 was impacted by tax expense of $5.2 related to pre-tax losses generated during the period for which no tax benefit was recognized.
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
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2018. We believe that any uncertain tax positions related to these examinations have been adequately provided for.
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
(13)     FAIR VALUE
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the three months ended April 1, 2017 and April 2, 2016.
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
As of April 1, 2017 and December 31, 2016, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.5 and $2.9 (gross assets) and $0.1 and $0.1 (gross liabilities), respectively. As of April 1, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We have an investment in an equity security that is accounted for under the fair value option, but not readily marketable, and therefore which is classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and the security’s value as of April 1, 2017 reflects the sales price under this agreement. In prior periods, we based the security's fair value on a variety of inputs, including reported trades, non-binding broker/dealer quotes, and historical trade prices of the same securities. Market indicators and industry and economic events were also considered. At April 1, 2017 and December 31, 2016, these assets had a fair value of $6.2 and $7.6, respectively.
The table below presents a reconciliation of our investment in equity securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 1, 2017 and April 2, 2016, including net unrealized gains (losses) recorded to “Other expense, net.”

	Three months ended
	April 1, 2017	April 2, 2016
Balance at beginning of year	$7.6	$8.1
Unrealized gains (losses) recorded to earnings	(1.4)	0.1
Balance at end of period	$6.2	$8.2
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in "Mezzanine equity" using

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to "Mezzanine equity" and "Accumulated deficit." Refer to Note 11 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At April 1, 2017, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016 were as follows:

	April 1, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$24.0	$24.0	$68.0	$68.0
Term loan(1)	385.0	385.0	390.0	390.0
5.625% Senior notes(1)	300.0	300.0	300.0	300.0
5.875% Senior notes(1)	300.0	300.0	300.0	296.3
Trade receivables financing arrangement	23.4	23.4	21.2	21.2
Other indebtedness	19.9	19.9	27.7	27.7

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

•
The fair values of amounts outstanding under our domestic revolving loan facility, term loan, and trade receivables financing arrangement approximated carrying value due primarily to the variable-rate nature and credit spreads of these instruments, when compared to other similar instruments.

•	The fair value of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016 approximate fair value due to the short-term nature of those instruments.

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
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K and in any documents incorporated by reference herein that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments.
We are a global supplier of highly specialized, engineered solutions with operations in over 30 countries and sales in over 150 countries around the world. Many of our solutions play a role in helping to meet the global demand in the end markets we serve. Our total revenue in 2016 was $2.0 billion, with approximately 39%, 35%, and 26% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
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
We are aggressively executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We made significant progress reducing our cost structure through 2016 and the first quarter of 2017, realigning our footprint and streamlining our functional support globally.
We have aligned our segment teams to focus primarily on developing intimate customer relationships and expanding our relevance to customers within each end market. The key areas our end market teams are emphasizing include (i) product management, (ii) channel development, (iii) engineering customer solutions and (iv) project execution and delivery. We made substantial progress in certain of these areas during 2016 and the first quarter of 2017, and have plans to further streamline support functions to simplify and reduce our cost structure. Our ultimate goal is to create a more customer-centric, service-oriented organization and deliver greater value to our customers, investors and employees.
Our business is organized into three reportable segments — Food and Beverage, Power and Energy, and Industrial. The following summary describes the products and services offered by each of our reportable segments:
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
The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended April 1, 2017, revenues decreased $71.8, or 14.2%. The decrease in revenues was due primarily to reduced customer capital investments, particularly in oil and dairy related markets and reflects the lower levels of backlog of each of our segments as of the beginning of the first quarter of 2017 when compared to the beginning of the first quarter of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.

Loss before Income Taxes — For the three months ended April 1, 2017, the loss before income taxes decreased $31.4, or 80.9%, primarily as a result of declines in special charges related to our global realignment program and in corporate expense, partially offset by a decline in segment profitability.
Cash Flows from (used in) Operations — For the three months ended April 1, 2017, increased to $23.1 from $(68.3) primarily as a result of (i) improvements in working capital, including primarily increased collections of accounts receivable, (ii) reduced payments for incentive compensation, and (iii) pension benefit payments of $12.0 to certain former officers of the Company during the three months ended April 2, 2016 which did not recur during the corresponding period of 2017.

RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 are April 1, July 1, and September 30, compared to the respective April 2, July 2, and October 1, 2016 dates. We had two less days in the first quarter of 2017 and will have one more day in the fourth quarter of 2017 than in the respective 2016 periods.
Cyclicality of End Markets, Seasonality and Competition -The financial results of many of our businesses closely follow changes in the industries and end markets they serve. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as the recent volatility in oil prices in 2016, the first quarter of 2017, and the uncertainty in future oil prices, continue to impact both operational and capital spending by end customers in our Power and Energy reportable segment. Revenues from food and beverage systems and related services are highly correlated to timing on large construction projects, which may cause significant fluctuations in our financial performance from period to period. Fluctuations in dairy commodity prices and production of dairy related products, particularly those aimed at serving the China market, can influence the timing of capital spending by many end customers in our Food and Beverage reportable segment.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a useful tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended April 1, 2017 and April 2, 2016, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$433.2	$505.0	(14.2)
Gross profit	139.1	159.2	(12.6)
% of revenues	32.1%	31.5%
Selling, general and administrative	115.3	133.9	(13.9)
% of revenues	26.6%	26.5%
Intangible amortization	4.6	5.7	(19.3)
Special charges	8.6	41.0	(79.0)
Other expense, net	(2.1)	(3.0)	(30.0)
Interest expense, net	(15.9)	(14.4)	10.4
Loss before income taxes	(7.4)	(38.8)	(80.9)
Income tax benefit	0.1	6.7	(98.5)
Net loss	(7.3)	(32.1)	(77.3)
Less: Net income (loss) attributable to noncontrolling interests	0.1	(1.0)	(110.0)
Net loss attributable to SPX FLOW, Inc.	$(7.4)	$(31.1)	(76.2)

Components of consolidated revenue decline:
Organic decline			(12.0)
Foreign currency			(2.2)
Net revenue decline			(14.2)
Revenues - For the three months ended April 1, 2017, the decrease in revenues, compared to the respective 2016 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of the first quarter of 2017 when compared to the beginning of the first quarter of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.
Gross Profit - The decrease in gross profit for the three months ended April 1, 2017, compared to the respective 2016 period, was attributable primarily to the revenue decline noted above. The improvement in gross margin for the three months ended April 1, 2017, compared to the respective 2016 period, was due primarily to savings from restructuring actions and other cost reduction initiatives, partially offset by lower utilization rates at certain manufacturing facilities in our Power and Energy segment.
See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended April 1, 2017, the decrease in SG&A expense, compared to the respective 2016 period, was due primarily to savings from restructuring actions related to our global realignment program, other cost reduction initiatives implemented during 2016 and the first quarter of 2017, and the effect of a stronger U.S. dollar against various foreign currencies during the period.
Intangible Amortization - For the three months ended April 1, 2017, the decrease in intangible amortization, compared to the respective period in 2016, was due primarily to the effects of foreign currency translation and a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016.
Special Charges - Special charges for the three months ended April 1, 2017 and April 2, 2016, relate primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and asset impairment and other related charges associated with management's decision to market for sale certain corporate assets. See Note 4 to our condensed consolidated financial statements for the details of actions taken during the three months ended April 1, 2017 and April 2, 2016, respectively.
Other Expense, net - Other expense, net, for the three months ended April 1, 2017 was composed of foreign currency (“FX”) losses of $1.8 and investment-related losses of $1.4, partially offset by non-service-related pension and postretirement benefits of $0.8 and other items of $0.3. The $1.4 of investment-related losses represented unrealized losses on our investment in equity securities. See Note 13 to our condensed consolidated financial statements for additional details related to such investment, and Note 7 for additional details related to non-service-related pension and postretirement benefits.
Other expense, net, for the three months ended April 2, 2016 was composed of FX losses of $3.2, net settlement costs of $0.7 related to certain legal and tax-related claims, and non-service-related pension and postretirement costs of $0.5, partially offset by gains on asset sales of $1.3 and investment-related earnings of $0.1.
Interest Expense, net - Interest expense, net, for the three months ended April 1, 2017 and April 2, 2016, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Interest expense, net, included interest expense of $16.9 and $15.2, and interest income of $1.0 and $0.8, respectively, during the three months ended April 1, 2017 and April 2, 2016. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt. The increase in interest expense, net, during the three months ended April 1, 2017, compared to the respective 2016 period, was due to a higher level of average outstanding borrowings under our senior credit facilities and trade receivables financing arrangement, and an increase in our average borrowing rate under our debt facilities during the 2017 period.
Income Tax Benefit - During the three months ended April 1, 2017, we recorded an income tax benefit of $0.1 on $7.4 of pre-tax loss, resulting in an effective tax rate of 1.4%. This compares to an income tax benefit for the three months ended April 2, 2016 of $6.7 on $38.8 of pre-tax loss, resulting in an effective tax rate of 17.3%. The effective tax rate for the first quarter of 2017 was impacted by a tax charge of $1.4 related to the vesting of certain restricted stock shares and restricted stock units during the period. The effective tax rate for the first quarter of 2016 was impacted by tax expense of $5.2 related to pre-tax losses generated during the period for which no tax benefit was recognized.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$165.9	$184.8	(10.2)
Income	15.5	17.4	(10.9)
% of revenues	9.3%	9.4%
Components of revenue decline:
Organic decline			(8.8)
Foreign currency			(1.4)
Net revenue decline			(10.2)
Revenues - For the three months ended April 1, 2017, the decrease in revenues, compared to the respective 2016 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of the 2017 period, compared to the respective period of 2016, due to a decline in dairy pricing which began in 2015, as well as the impact of such lower prices on the placement of large systems orders throughout 2016 and the first quarter of 2017.
Income - For the three months ended April 1, 2017, income and margin decreased, compared to the respective 2016 period, primarily due to the revenue decline noted above. These declines in income and margin were partially mitigated by savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $326.1 and $359.0 as of April 1, 2017 and April 2, 2016, respectively. Of the $32.9 year-over-year decline in backlog, $20.7 was attributable to an organic decline and $12.2 was attributable to the impact of a stronger U.S. dollar as of April 1, 2017, as compared to April 2, 2016. The organic decline was due primarily to the impact of the decline in dairy pricing mentioned above and its impact on large systems orders.
Power and Energy

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$105.9	$149.7	(29.3)
Income (loss)	(1.5)	2.2	(168.2)
% of revenues	(1.4)%	1.5%
Components of revenue decline:
Organic decline			(25.4)
Foreign currency			(3.9)
Net revenue decline			(29.3)
Revenues - For the three months ended April 1, 2017, the decrease in revenues, compared to the respective 2016 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period primarily against the British Pound. The decline in organic revenue reflects the impact on revenues of a lower backlog as of the beginning of the 2017 period, compared to the respective period of 2016, due primarily to reduced customer spending, particularly for original equipment used in upstream and midstream oil applications and, to a lesser extent, lower aftermarket revenues.
Income (loss) - For the three months ended April 1, 2017, income and margin decreased, compared to the respective 2016 period, primarily due to the revenue decline noted above and lower utilization rates at certain manufacturing facilities, partially offset by savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $395.3 and $394.8 as of April 1, 2017 and April 2, 2016, respectively. Of the $0.5 year-over-year growth in backlog, $22.9 was attributable to organic growth, partially offset by a decrease of $22.4 due to the impact of a stronger U.S. dollar as of April 1, 2017, as compared to April 2, 2016, primarily relative to the British Pound. The organic growth was due primarily to the impact of certain orders received during the first quarter of 2017 for original equipment of North American pipeline valves and pumps into downstream oil and gas applications.
Industrial

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Revenues	$161.4	$170.5	(5.3)
Income	21.1	19.4	8.8
% of revenues	13.1%	11.4%
Components of revenue decline:
Organic decline			(3.8)
Foreign currency			(1.5)
Net revenue decline			(5.3)
Revenues - For the three months ended April 1, 2017, the decrease in revenues, compared to the respective 2016 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against certain foreign currencies. The decrease in organic revenue was due primarily to lower sales of hydraulic tools and dehydration equipment.
Income - For the three months ended April 1, 2017, income and margin increased, compared to the respective 2016 period, primarily due to savings from restructuring actions and other cost reduction initiatives which more than offset the decline in revenue noted above.
Backlog - The segment had backlog of $191.8 and $189.7 as of April 1, 2017 and April 2, 2016, respectively. Of the $2.1 year-over-year growth in backlog, $6.7 was attributable to organic growth, partially offset by a decrease of $4.6 attributable to the impact of a stronger U.S. dollar as of April 1, 2017, as compared to April 2, 2016.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended
	April 1, 2017	April 2, 2016	% Change
Total consolidated revenues	$433.2	$505.0	(14.2)
Corporate expense	15.5	18.9	(18.0)
% of revenues	3.6%	3.7%
Pension and postretirement service costs	0.4	0.5	(20.0)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three months ended April 1, 2017, compared to the respective 2016 period, was due primarily to savings from restructuring actions undertaken during 2016 and other cost reduction initiatives, and a reduction in corporate stock-based compensation cost.
See Note 10 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs (benefits) are reported in “Other expense, net”.
See Note 7 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the three months ended April 1, 2017 and April 2, 2016.

Cash Flow

	Three months ended
	April 1, 2017	April 2, 2016
Cash flows from (used in) operating activities	$23.1	$(68.3)
Cash flows from (used in) investing activities	15.5	(14.7)
Cash flows from (used in) financing activities	(58.1)	6.3
Change in cash and equivalents due to changes in foreign currency exchange rates	13.1	1.2
Net change in cash and equivalents	$(6.4)	$(75.5)
Operating Activities - During the three months ended April 1, 2017, the increase in cash flows from operating activities, compared to the same period in 2016, was primarily attributable to (i) improvements in working capital, including primarily increased collections of accounts receivable, (ii) reduced payments for incentive compensation, and (iii) pension benefit payments of $12.0 to certain former officers of the Company during the three months ended April 2, 2016 which did not recur during the corresponding period of 2017.
Investing Activities - During the three months ended April 1, 2017 and April 2, 2016, cash flows from (used in) investing activities were comprised primarily of proceeds from asset sales and other of $20.3 and $2.0, respectively, offset by capital expenditures of $4.8 and $16.5, respectively, associated generally with upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $20.3 in the first quarter of 2017 related primarily to the sale of certain corporate assets which were marketed for sale beginning in the first quarter of 2016.
Financing Activities - During the three months ended April 1, 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $49.0 and repayments of other financing arrangements of $8.0. Cash flows from financing activities during the comparable period in 2016 related primarily to net borrowings under our trade receivables financing arrangement of $9.0.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The increase in cash and equivalents due to foreign currency exchange rates of $13.1 and $1.2 in the three months ended April 1, 2017 and April 2, 2016, respectively, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the weakening of the U.S. dollar against the Euro and various other foreign currencies during each period, partially offset, during the first quarter of 2016, by the strengthening of the U.S. dollar against the British Pound.
Borrowings and Availability
Borrowings —Debt at April 1, 2017 and December 31, 2016 comprised the following:

	April 1, 2017	December 31, 2016
Domestic revolving loan facility	$24.0	$68.0
Term loan(1)	385.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	23.4	21.2
Other indebtedness(2)	35.3	42.4
Less: deferred financing fees(3)	(12.3)	(12.8)
Total debt	1,055.4	1,108.8
Less: short-term debt	19.9	27.7
Less: current maturities of long-term debt	20.3	20.2
Total long-term debt	$1,015.2	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $15.4 and $14.7 and balances under a purchase card program of $17.4 and $17.9 as of April 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
At April 1, 2017, we were in compliance with all covenants of our senior credit facilities and senior notes.
Availability — At April 1, 2017, we had $416.9 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $24.0 under the domestic revolving loan facility and $9.1 reserved for outstanding letters of credit, and $10.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $23.4. In addition, at April 1, 2017, we had $286.9 of available issuance capacity under our foreign credit instrument facilities after giving effect to $213.1 reserved for outstanding bank guarantees and standby letters of credit.
At April 1, 2017, in addition to the revolving lines of credit described above, we had approximately $5.2 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of April 1, 2017.
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
As of April 1, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 9 to our condensed consolidated financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $23.5 and $28.0 outstanding as of April 1, 2017 and December 31, 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.3 and $21.4 at April 1, 2017 and December 31, 2016, respectively, with scheduled maturities of $19.1 and $0.2 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of April 1, 2017 and December 31, 2016, respectively. The net losses recorded in "Other expense, net" related to FX losses totaled $1.8 and $3.2 for the three months ended April 1, 2017 and April 2, 2016, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.4 (asset) and $2.8 (asset) at April 1, 2017 and December 31, 2016, respectively.

Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at April 1, 2017 for similar debt, was $1,052.3, compared to our carrying value of $1,052.3.
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
Other Matters
Contractual Obligations - As of April 1, 2017, there were no material changes in our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $7.3 as of April 1, 2017. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $3.0 to $5.0.
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
Refer to Note 11 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
Global Realignment Program - As disclosed in our 2016 Annual Report on Form 10-K, we are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We plan to have approximately $50 in cash outflows in support of our realignment program in 2017. Additionally, we expect to recognize pre-tax charges to earnings of approximately $40 in 2017 (we recognized approximately $78 related to the realignment program during 2016 and $9 during the first quarter of 2017, as discussed in Note 4 to our condensed consolidated financial statements). These realignment actions are expected to be substantially complete by the end of 2017.

Critical Accounting Policies and Use of Estimates
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K. We have effected no material change in either our critical accounting policies or use of estimates since the filing of our consolidated and combined financial statements in our 2016 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel. See Note 9 to our condensed consolidated financial statements for further details.
The following table provides information, as of April 1, 2017, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Domestic revolving loan facility	$—	$—	$—	$24.0	$—	$—	$24.0	$24.0
Average interest rate							4.064%
Term loan	20.0	20.0	20.0	325.0	—	—	385.0	385.0
Average interest rate							3.732%
5.625% senior notes	—	—	—	—	—	300.0	300.0	300.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	300.0
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $23.5 outstanding as of April 1, 2017, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.3 at April 1, 2017, with scheduled maturities of $19.1 and $0.2 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.5 (gross assets) and $0.1 (gross liabilities) as of April 1, 2017.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of April 1, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2017.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rules 13a-15 and 15d-15, no changes during the quarter ended April 1, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 11, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended April 1, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
1/1/17 - 1/31/17	60,550	$32.51	—
2/1/17 - 2/28/17	4,423	34.98	—
3/1/17 - 4/1/17	32,964	36.10	—
Total	97,937		—

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

SPX FLOW, Inc.
(Registrant)

Date: May 3, 2017	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: May 3, 2017	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
10.1	Separation Agreement between David J. Wilson and SPX FLOW, Inc. incorporated by reference from the Company’s Current Report on Form 8-K/A filed on February 22, 2017 (file no. 1-37393).
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended April 1, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended April 1, 2017 and April 2, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended April 1, 2017 and April 2, 2016; (iii) Condensed Consolidated Balance Sheets as of April 1, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the three months ended April 1, 2017 and April 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2017 and April 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________