Form 10-Q
period 2017-07-01
SPX FLOW, Inc.
filed 2017-08-02
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 1, 2017 was approximately $1,510 million. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
Common shares outstanding as of July 28, 2017 were 42,344,001.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues	$498.0	$528.8	$931.2	$1,033.8
Costs and expenses:
Cost of products sold	345.0	362.0	639.1	707.8
Selling, general and administrative	113.0	117.4	228.3	251.3
Intangible amortization	4.3	5.7	8.9	11.4
Impairment of goodwill and intangible assets	—	426.4	—	426.4
Special charges	6.7	10.8	15.3	51.8
Operating income (loss)	29.0	(393.5)	39.6	(414.9)

Other expense, net	(0.3)	(0.7)	(2.4)	(3.7)
Interest expense, net	(15.8)	(14.3)	(31.7)	(28.7)
Income (loss) before income taxes	12.9	(408.5)	5.5	(447.3)
Income tax benefit (provision)	(2.7)	56.2	(2.6)	62.9
Net income (loss)	10.2	(352.3)	2.9	(384.4)
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.5	—	(0.5)
Net income (loss) attributable to SPX FLOW, Inc.	$10.3	$(352.8)	$2.9	$(383.9)

Basic income (loss) per share of common stock	$0.25	$(8.52)	$0.07	$(9.30)
Diluted income (loss) per share of common stock	$0.24	$(8.52)	$0.07	$(9.30)

Weighted average number of common shares outstanding - basic	41.844	41.397	41.724	41.273
Weighted average number of common shares outstanding - diluted	42.221	41.397	42.058	41.273
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income (loss)	$10.2	$(352.3)	$2.9	$(384.4)
Other comprehensive income (loss), net - foreign currency translation adjustments	47.4	(52.9)	96.9	(40.7)
Total comprehensive income (loss)	57.6	(405.2)	99.8	(425.1)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.2	0.4	1.1	(0.5)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$57.4	$(405.6)	$98.7	$(424.6)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 1, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$226.1	$215.1
Accounts receivable, net	451.3	446.9
Inventories, net	307.2	272.4
Other current assets	55.5	72.8
Total current assets	1,040.1	1,007.2
Property, plant and equipment:
Land	35.5	36.1
Buildings and leasehold improvements	247.8	242.4
Machinery and equipment	446.5	420.8
	729.8	699.3
Accumulated depreciation	(355.8)	(322.0)
Property, plant and equipment, net	374.0	377.3
Goodwill	757.2	722.5
Intangibles, net	350.8	344.3
Other assets	144.6	151.9
TOTAL ASSETS	$2,666.7	$2,603.2

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$215.0	$203.8
Accrued expenses	369.1	329.9
Income taxes payable	12.8	10.8
Short-term debt	24.2	27.7
Current maturities of long-term debt	20.4	20.2
Total current liabilities	641.5	592.4
Long-term debt	964.5	1,060.9
Deferred and other income taxes	65.3	62.2
Other long-term liabilities	125.4	125.5
Total long-term liabilities	1,155.2	1,248.6
Commitments and contingent liabilities (Note 11)
Mezzanine equity	21.3	20.1
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,601,094 issued and 42,330,817 outstanding at July 1, 2017, and 42,092,393 issued and 41,920,477 outstanding at December 31, 2016	0.4	0.4
Paid-in capital	1,651.6	1,640.4
Accumulated deficit	(371.0)	(373.9)
Accumulated other comprehensive loss	(425.6)	(521.4)
Common stock in treasury (270,277 shares at July 1, 2017, and 171,916 shares at December 31, 2016)	(8.2)	(4.9)
Total SPX FLOW, Inc. shareholders' equity	847.2	740.6
Noncontrolling interests	1.5	1.5
Total equity	848.7	742.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,666.7	$2,603.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Six months ended July 1, 2017
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income	—	—	—	2.9	—	—	2.9	—	2.9
Other comprehensive income, net	—	—	—	—	95.8	—	95.8	1.1	96.9
Incentive plan activity	0.1	—	3.0	—	—	—	3.0	—	3.0
Stock-based compensation expense	—	—	7.9	—	—	—	7.9	—	7.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	0.3	—	—	(3.3)	(3.0)	—	(3.0)
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at July 1, 2017	42.3	$0.4	$1,651.6	$(371.0)	$(425.6)	$(8.2)	$847.2	$1.5	$848.7

	Six months ended July 2, 2016
	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net loss	—	—	—	(383.9)	—	—	(383.9)	(0.5)	(384.4)
Other comprehensive loss, net	—	—	—	—	(40.7)	—	(40.7)	—	(40.7)
Incentive plan activity	0.2	—	3.5	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	11.2	—	—	—	11.2	—	11.2
Restricted stock and restricted stock unit vesting, including related tax provision of $3.0 and net of tax withholdings	0.2	—	(3.4)	—	—	(2.7)	(6.1)	—	(6.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at July 2, 2016	41.8	$0.4	$1,633.0	$(362.8)	$(423.4)	$(4.1)	$843.1	$9.8	$852.9

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 1, 2017	July 2, 2016
Cash flows from (used in) operating activities:
Net income (loss)	$2.9	$(384.4)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges	15.3	51.8
Impairment of goodwill and intangible assets	—	426.4
Deferred income taxes	(3.9)	(64.3)
Depreciation and amortization	30.7	34.1
Stock-based compensation	7.9	11.2
Pension and other employee benefits	3.3	5.6
Gain on asset sales and other, net	(1.5)	(1.3)
Changes in operating assets and liabilities:
Accounts receivable and other assets	27.2	(13.2)
Inventories	(18.4)	(3.7)
Accounts payable, accrued expenses and other	26.9	(67.9)
Cash spending on restructuring actions	(18.5)	(22.9)
Net cash from (used in) operating activities	71.9	(28.6)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	31.1	2.1
Increase in restricted cash	—	(0.2)
Capital expenditures	(11.4)	(30.1)
Net cash from (used in) investing activities	19.7	(28.2)
Cash flows from (used in) financing activities:
Borrowings under senior credit facilities	125.5	24.0
Repayments of senior credit facilities	(202.5)	(22.0)
Borrowings under trade receivables financing arrangement	77.1	33.0
Repayments of trade receivables financing arrangement	(98.3)	(22.0)
Borrowings under other financing arrangements	5.8	1.1
Repayments of other financing arrangements	(9.6)	(8.8)
Minimum withholdings paid on behalf of employees for net share settlements, net	(3.3)	(3.1)
Dividends paid to noncontrolling interests in subsidiary	(1.5)	(1.2)
Net cash from (used in) financing activities	(106.8)	1.0
Change in cash and equivalents due to changes in foreign currency exchange rates	26.2	(11.1)
Net change in cash and equivalents	11.0	(66.9)
Consolidated cash and equivalents, beginning of period	215.1	295.9
Consolidated cash and equivalents, end of period	$226.1	$229.0
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
In May 2014, and as subsequently amended, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services and in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We plan to adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method and continue to evaluate the potential impacts to our revenues related to our pending adoption of the new revenue standard.
Amongst other impacts, the amended revenue recognition guidance has the potential to affect our current practice of accounting for certain contracts of specific product lines as revenue using the completed contract method under existing guidance. In certain instances, we engineer and manufacture goods that may have no alternative use (absent significant costs to re-engineer the goods) and we have an enforceable right to payment for our performance over the life of the project. For such contracts, we expect to recognize revenue over time under the new guidance as compared with our current practice of using the completed contract method. In addition, we are reviewing our accounting policies to determine whether any changes may be necessary in order to ensure proper recognition of such obligations that we consider perfunctory in nature and/or qualitatively and quantitatively immaterial under existing revenue guidance, but which may be considered significant within the context of the contract under the new revenue standard. Our preliminary assessments of the potential impacts of the new revenue recognition standard are subject to change.
In January 2016, the FASB issued an amendment to guidance which revises entities’ accounting related to: (i) the classification and measurement of investments in equity securities, and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The amendment also changes certain disclosure requirements associated with the fair value of financial instruments. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and requires a modified retrospective approach to adoption. Early adoption is only permitted for a provision

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

related to instrument-specific credit risk. We are currently evaluating the effect that this amendment will have on our condensed consolidated financial statements.
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
In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment is effective for prospective interim and annual reporting periods beginning after December 15, 2016. We adopted this amendment during the first quarter of 2017. We recognized a tax charge of $1.3 in our income tax provision during the six months ended July 1, 2017 related to the vesting of certain restricted stock shares and restricted stock units during the period which, under previous guidance, would have been recognized as a reduction of paid-in capital. Consistent with our previous policy, we have elected to continue to accrue share-based compensation cost based on the number of awards that are expected to vest (i.e., by assuming a forfeiture rate in our accrual of such cost). See Note 12 for additional information related to our adoption of this amendment.
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
In November 2016, the FASB issued an amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This amendment is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted, including retrospective application. We expect to adopt this amendment in the first quarter of 2018 and do not expect a material impact to our consolidated financial statements.
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
In March 2017, the FASB issued an amendment to guidance on the presentation of net periodic pension and other postretirement benefit costs. Under the new rules, entities that sponsor defined benefit plans will present service costs with

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

other employee compensation costs within operating income (or capitalize on the balance sheet, when applicable), while other components of net benefit cost will be presented separately (in one or more line items) outside of operating income and will not be eligible for capitalization. This update is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted if adopted in the first interim period of the early-adopt fiscal year. We adopted this amendment in the first quarter of 2017 and have accordingly reclassified non-service pension and postretirement costs from “Selling, general and administrative” expense to “Other expense, net” in our condensed consolidated statements of operations for the three and six months ended July 1, 2017 and July 2, 2016, respectively, as we believe this classification provides investors a more comparative presentation of our selling, general and administrative expense and operating results from period to period. As permitted by the amended guidance, we used amounts disclosed in our employee benefit plans footnote for the three and six months ended July 2, 2016 as the estimation basis for applying the restrospective presentation requirements. See Note 7 for additional information related to our adoption of the amendment.
In May 2017, the FASB issued an amendment to guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the amended guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted this amendment in the second quarter of 2017 and will evaluate future changes in share-based awards in accordance with the amended guidance as facts and circumstances require.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China.
Financial data for our reportable segments for the three and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Revenues(1):
Food and Beverage	$176.5	$188.0	$342.4	$372.8
Power and Energy	145.0	155.8	250.9	305.5
Industrial	176.5	185.0	337.9	355.5
Total revenues	$498.0	$528.8	$931.2	$1,033.8

Income:
Food and Beverage	$17.3	$19.9	$32.8	$37.3
Power and Energy	10.0	10.0	8.5	12.2
Industrial	20.8	26.9	41.9	46.3
Total income for reportable segments	48.1	56.8	83.2	95.8

Corporate expense	12.1	12.6	27.6	31.5
Pension and postretirement service costs	0.3	0.5	0.7	1.0
Impairment of goodwill and intangible assets	—	426.4	—	426.4
Special charges	6.7	10.8	15.3	51.8
Consolidated operating income (loss)	$29.0	$(393.5)	$39.6	$(414.9)

(1)
We recognized revenues under the percentage-of-completion method of $47.9 and $87.3 in the three months ended July 1, 2017 and July 2, 2016, respectively. For the six months ended July 1, 2017 and July 2, 2016, revenues under the percentage-of-completion method were $108.3 and $186.3 respectively. Costs and estimated earnings in excess of billings on contracts accounted for under the percentage-of-completion method were $70.2 and $66.1 as of July 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of costs and estimated earnings on uncompleted contracts accounted for under the percentage-of-completion method were $57.0 and $57.2 as of July 1, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(4)     SPECIAL CHARGES
Special charges for the three and six months ended July 1, 2017 and July 2, 2016 were as follows:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Food and Beverage	$3.5	$5.7	$5.0	$14.5
Power and Energy	1.3	1.6	2.3	12.3
Industrial	1.9	2.5	4.7	7.0
Other	—	1.0	3.3	18.0
Total	$6.7	$10.8	$15.3	$51.8
Global Realignment Program
As disclosed in our 2016 Annual Report on Form 10-K, we are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges for the three and six months ended July 1, 2017 and July 2, 2016 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments.
Special Charges By Reportable Segment
Unless otherwise noted below, charges for the three and six months ended July 1, 2017 and July 2, 2016 relate to our global realignment program.
Food and Beverage — Charges for the three months ended July 1, 2017 related primarily to severance and other costs associated with the reorganization of certain commercial, operational and administrative functions across all regions in which the segment operates. Charges for the six months ended July 1, 2017 included these charges and, to a lesser extent, severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland, and (ii) reorganization and consolidation of certain administrative functions primarily in Europe and the Asia Pacific region.
Charges for the three and six months ended July 2, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, and (ii) various other restructuring initiatives in Europe, the U.S., China and Brazil.
Power and Energy — Charges for the three months ended July 1, 2017 related primarily to severance and other costs associated with the reorganization of certain commercial, operational and administrative functions primarily in Europe and North America, partially offset by revisions of estimates for severance and other costs which were previously recorded in the first quarter of 2017 and in 2016. Charges for the six months ended July 1, 2017 included these charges as well as severance and other costs associated with (i) various locations in North America, and (ii) the reorganization and consolidation of certain administrative functions primarily in the EMEA region.
Charges for the three months ended July 2, 2016 included primarily an asset impairment charge of $1.5 related to certain long-lived assets (but unrelated to the global realignment program). Charges for the six months ended July 2, 2016 related primarily to severance and other costs in the U.K., France, Germany and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. Charges for the six months ended July 2, 2016 also included the $1.5 asset impairment charge previously noted.
Industrial — Charges for the three months ended July 1, 2017 related primarily to severance and other costs associated with the (i) consolidation and relocation of the manufacturing operations of a facility in the Netherlands to an existing facility in Poland and (ii) reorganization of certain commercial, operational and administrative functions primarily in Europe and North America, partially offset by revisions of estimates for severance and other costs related to the previously planned consolidation and relocation of a manufacturing facility in the U.S. Charges for the six months ended July 1, 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Sweden to an existing facility in Poland and, to a lesser extent, (ii) the reorganization and consolidation of certain administrative functions in the U.S., EMEA and Asia Pacific, in addition to the aforementioned charges for the three months ended July 1, 2017.
Charges for the three and six months ended July 2, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other North American facilities, and (ii) various other global restructuring initiatives including, during the six months ended July 2, 2016, charges related to the relocation of a facility in Asia Pacific.
Other — Charges for the six months ended July 1, 2017 reflected primarily corporate asset impairment and other related charges of $3.6 in connection with the sale of certain corporate assets during the period.
Charges for the three months ended July 2, 2016 reflected primarily (i) asset impairment charges of $0.6 related to certain long-lived assets (but unrelated to the global realignment program) and (ii) revisions of estimates for severance and other costs which were previously recorded in the first quarter of 2016. Charges for the six months ended July 2, 2016 related primarily

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

to corporate asset impairment charges of $12.6 primarily associated with the global realignment program, as well as severance and other related costs. Asset impairment charges resulted primarily from management's decision during the first quarter of 2016 to market certain corporate assets for sale (such corporate assets were sold during the first quarter of 2017, as noted above).
Expected charges still to be incurred under actions approved as of July 1, 2017 were approximately $2.6.
The following is an analysis of our restructuring liabilities for the six months ended July 1, 2017 and July 2, 2016:

	Six months ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$33.6	$32.9
Special charges(1)	11.7	37.7
Utilization — cash	(18.5)	(22.9)
Currency translation adjustment and other	1.0	0.1
Balance at end of period	$27.8	$47.8

(1)
Amounts that impacted special charges but not the restructuring liabilities included $3.6 and $14.1 of asset impairment and other related charges during the six months ended July 1, 2017 and July 2, 2016, respectively.

(5)    INVENTORIES, NET
Inventories at July 1, 2017 and December 31, 2016 comprised the following:

	July 1, 2017	December 31, 2016
Finished goods	$97.4	$86.2
Work in process	104.4	74.6
Raw materials and purchased parts	111.4	117.8
Total FIFO cost	313.2	278.6
Excess of FIFO cost over LIFO inventory value	(6.0)	(6.2)
Total inventories	$307.2	$272.4
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 7% and 6% of total inventory at July 1, 2017 and December 31, 2016, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the six months ended July 1, 2017 were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation and Other	July 1, 2017
Food and Beverage	$250.3	$—	$17.5	$267.8
Power and Energy(1)	256.0	—	10.0	266.0
Industrial(2)	216.2	—	7.2	223.4
Total	$722.5	$—	$34.7	$757.2

(1)	The carrying amount of goodwill included $250.5 and $241.1 of accumulated impairments as of July 1, 2017 and December 31, 2016, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of July 1, 2017 and December 31, 2016.

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
As of July 1, 2017, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.
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
During the second quarter of 2016, we recorded an interim goodwill impairment charge of $252.8 as a result of lower than expected order patterns and lower year-to-date earnings of our Power and Energy reporting unit.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	July 1, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$220.5	$(113.2)	$107.3	$209.6	$(101.6)	$108.0
Technology	90.8	(46.6)	44.2	84.6	(40.8)	43.8
Patents	6.6	(4.9)	1.7	6.5	(5.1)	1.4
Other	13.2	(10.4)	2.8	12.3	(9.6)	2.7
	331.1	(175.1)	156.0	313.0	(157.1)	155.9
Trademarks with indefinite lives	194.8	—	194.8	188.4	—	188.4
Total	$525.9	$(175.1)	$350.8	$501.4	$(157.1)	$344.3
As of July 1, 2017, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $75.8 in Power and Energy, $54.8 in Food and Beverage, and $25.4 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $99.4 in Food and Beverage, $60.6 in Industrial, and $34.8 in Power and Energy.
No impairment charges were recorded during the six months ended July 1, 2017. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the six months ended July 1, 2017 related primarily to foreign currency translation.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

During the second quarter of 2016, we recorded impairment charges of $115.9 related to customer relationships and $30.9 related to technology assets of our Power and Energy segment. Also during the second quarter of 2016, and as a result of an interim “step one” impairment test of our Power and Energy indefinite-lived trademarks, we recorded an impairment charge of $26.8 of such trademarks.
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
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)
Net periodic benefit expense (income) for our foreign pension plans and our domestic pension and postretirement plans for the three and six months ended July 1, 2017 and July 2, 2016 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$0.1	0.2	$0.2	$0.3	$0.3	$0.5	Selling, general and administrative
Interest cost	0.3	0.3	0.1	0.3	0.4	0.6	Other expense, net
Total net periodic benefit expense	$0.4	$0.5	$0.3	$0.6	$0.7	$1.1

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$0.3	0.5	$0.4	$0.5	$0.7	$1.0	Selling, general and administrative
Interest cost	0.4	0.5	0.3	0.6	0.7	1.1	Other expense, net
Curtailment gain(1)	(1.1)	—	—	—	(1.1)	—	Other expense, net
Total net periodic benefit expense (income)	$(0.4)	$1.0	$0.7	$1.1	$0.3	$2.1

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

Employer Contributions
During the six months ended July 1, 2017 and July 2, 2016, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(8)    INDEBTEDNESS
Debt at July 1, 2017 and December 31, 2016 comprised the following:

	July 1, 2017	December 31, 2016
Domestic revolving loan facility	$1.0	$68.0
Term loan(1)	380.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	—	21.2
Other indebtedness(2)	39.9	42.4
Less: deferred financing fees(3)	(11.8)	(12.8)
Total debt	1,009.1	1,108.8
Less: short-term debt	24.2	27.7
Less: current maturities of long-term debt	20.4	20.2
Total long-term debt	$964.5	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $15.7 and $14.7 and balances under a purchase card program of $22.2 and $17.9 as of July 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.0% at July 1, 2017.
At July 1, 2017, we had $441.5 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $1.0 under the domestic revolving loan facility and $7.5 reserved for outstanding letters of credit. At July 1, 2017, we had $31.9 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at July 1, 2017, we had $297.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $202.5 reserved for outstanding bank guarantees and standby letters of credit.
At July 1, 2017, in addition to the revolving lines of credit described above, we had approximately $5.5 of letters of credit outstanding under separate arrangements in China and India.
At July 1, 2017, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $27.5 and $28.0 outstanding as of July 1, 2017 and December 31, 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.6 and $21.4 at July 1, 2017 and December 31, 2016, respectively, with scheduled maturities of $19.5 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

in accumulated other comprehensive loss related to FX forward contracts as of July 1, 2017 and December 31, 2016, respectively. The net gains (losses) recorded in "Other expense, net" related to FX gains (losses) totaled $(1.6) and $0.2 for the three months ended July 1, 2017 and July 2, 2016, respectively, and $(3.4) and $(3.0) for the six months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.4 and $2.9 (gross assets) and $0.1 and $0.1 (gross liabilities) at July 1, 2017 and December 31, 2016, respectively.
(10)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Weighted-average shares outstanding, basic	41.844	41.397	41.724	41.273
Dilutive effect of share-based awards	0.377	—	0.334	—
Weighted-average shares outstanding, dilutive(1)	42.221	41.397	42.058	41.273

(1)
For the three and six months ended July 1, 2017, 0.234 and 0.213, respectively, of unvested restricted stock shares and restricted stock units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed in our consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K) were not met. For the three and six months ended July 1, 2017, 0.360 and 0.364, respectively, of stock options outstanding were excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares. For the three and six months ended July 2, 2016, an aggregate of 0.780 and 0.820, respectively, of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the periods. For the three and six months ended July 2, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.171 and 0.375, respectively .

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
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense of $0.3 and $0.6 related to the modification was recognized in the three and six months ended July 2, 2016, and compensation expense of $0.6 related to the modification was recognized during the remainder of 2016.
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 1.327 unissued shares of our common stock were available for future grant as of July 1, 2017. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted 2017 target performance awards during the three months ended April 1, 2017 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2017 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the "Composite Group"), over the three-year period from January 1, 2017 through December 31, 2019. In addition, certain eligible employees, including officers, were granted 2017 awards during the three months ended April 1, 2017 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined) measured at the conclusion of the measurement period ending December 31, 2019 (including eligible employees’ continued employment during the measurement period). These target performance and internal performance metric awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible non-officer employees also were granted 2017 restricted stock unit awards primarily during the three months ended April 1, 2017 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Eligible officers were granted restricted stock share awards in the three months ended April 1, 2017 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period).
Non-employee directors received restricted stock share awards in the three months ended July 1, 2017 that vest at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such period.
Restricted stock share and unit awards granted to eligible employees primarily during the three months ended April 1, 2017 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and six months ended July 1, 2017 and July 2, 2016, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	July 1, 2017	July 2, 2016 (1)	July 1, 2017	July 2, 2016 (1)
Stock-based compensation expense	$3.9	$4.3	7.9	11.2
Income tax benefit	(1.5)	(1.7)	(2.8)	(4.1)
Stock-based compensation expense, net of income tax benefit	$2.4	$2.6	$5.1	$7.1
(1)     Stock-based compensation expense for the three and six months ended July 2, 2016 included $0.3 and $0.6 of expense, respectively, related to modifications effected as of the Spin-Off date.

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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the six months ended July 1, 2017:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	1.275	$37.89
Granted	0.482	35.16
Vested	(0.317)	43.55
Forfeited and other	(0.244)	51.14
Outstanding at July 1, 2017	1.196	$32.56
As of July 1, 2017, there was $23.0 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.
Stock Options
There were 0.355 and 0.371 of SPX FLOW stock options outstanding as of July 1, 2017 and December 31, 2016, respectively, after giving effect to the forfeiture and expiration of 0.016 during the first six months of 2017. Of the 0.355 stock options outstanding, 0.322 were exercisable as of July 1, 2017. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025.
As of July 1, 2017, there was $0.2 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 0.6 years.
Accumulated Other Comprehensive Loss
The sole component of accumulated other comprehensive loss as of July 1, 2017 and December 31, 2016, and in the changes thereof during the three and six months then ended, was foreign currency translation adjustment.
The primary component of accumulated other comprehensive loss as of July 2, 2016 and December 31, 2015, and in the changes thereof during the three and six months then ended, was foreign currency translation adjustment of $(52.8) and $(40.7), respectively. The unrealized losses, net of tax, recorded in accumulated other comprehensive loss related to FX forward contracts were less than $0.1 as of July 2, 2016 and December 31, 2015.
Common Stock in Treasury
During the six months ended July 1, 2017 and July 2, 2016, “Common stock in treasury” was increased by $3.3 and $2.7, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016 are stated at the the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash.
(12)    INCOME TAXES
Unrecognized Tax Benefits
As of July 1, 2017, we had gross unrecognized tax benefits of $6.6 (net unrecognized tax benefits of $2.3), of which $2.3, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 1, 2017, gross accrued interest totaled $0.3 (net accrued interest of $0.2), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.0 to $1.5. The previously unrecognized tax benefits relate to a variety of tax issues, including transfer pricing and non-U.S. income tax matters.
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
Other Tax Matters
During the three months ended July 1, 2017, we recorded an income tax provision of $2.7 on $12.9 of pre-tax income, resulting in an effective tax rate of 20.9%. This compares to an income tax benefit for the three months ended July 2, 2016 of $56.2 on $408.5 of pre-tax loss, resulting in an effective tax rate of 13.8%. The effective tax rate for the second quarter of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to unrecognized tax benefits due to expiration of the statute of limitations during the period and (ii) an income tax charge of $1.3 related to pre-tax losses generated in the period for which no tax benefit can be recognized. The effective tax rate for the second quarter of 2016 was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), as (i) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (ii) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets. The effective tax rate for the second quarter of 2016 also reflected the magnified effect that the small amount of our annual forecasted pre-tax loss had on forecasted annual tax expense.
During the six months ended July 1, 2017, we recorded an income tax provision of $2.6 on $5.5 of pre-tax income, resulting in an effective tax rate of 47.3%. This compares to an income tax benefit for the six months ended July 2, 2016 of $62.9 on $447.3 of pre-tax loss, resulting in an effective tax rate of 14.1%. The effective tax rate for the first six months of 2017

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

was impacted by (i) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period, (ii) an income tax charge of $2.2 related to pre-tax losses generated in the period for which no tax benefit can be recognized, and (iii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period. The effective tax rate for the first six months of 2016 (i) was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), for the reasons noted above, and (ii) reflected the magnified effect that the small amount of our annual forecasted pre-tax loss had on forecasted annual tax expense.
We review our income tax positions on a continuous basis and record unrecognized tax benefits for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. As events change and resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities.
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
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination or administrative appeal. We believe any uncertain tax positions related to these examinations have been reflected as unrecognized tax benefits.
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2018. We believe any uncertain tax positions related to these examinations have been reflected as unrecognized tax benefits.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the six months ended July 1, 2017 and July 2, 2016.
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
As of July 1, 2017 and December 31, 2016, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.4 and $2.9 (gross assets) and $0.1 and $0.1 (gross liabilities), respectively. As of July 1, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
Until June 2017, we had an investment in an equity security that was accounted for under the fair value option, but not readily marketable, and therefore which was classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and the security’s value as of the end of the first quarter of 2017 reflected the sales price under this agreement. We received proceeds from the sale of the equity security during the second quarter of 2017. In prior periods, we based the security's fair value on a variety of inputs, including reported trades, non-binding broker/dealer quotes, and historical trade prices of the same securities. Market indicators and industry and economic events were also considered. At December 31, 2016, this asset had a fair value of $7.6.
The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 1, 2017 and July 2, 2016, including net unrealized losses recorded to “Other expense, net.”

	Six months ended
	July 1, 2017	July 2, 2016
Balance at beginning of year	$7.6	$8.1
Unrealized losses recorded to earnings	(1.4)	(0.2)
Proceeds received from sale of investment	(6.2)	—
Balance at end of period	$—	$7.9
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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At July 1, 2017, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016 were as follows:

	July 1, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$1.0	$1.0	$68.0	$68.0
Term loan(1)	380.0	380.0	390.0	390.0
5.625% Senior notes(1)	300.0	309.0	300.0	300.0
5.875% Senior notes(1)	300.0	309.0	300.0	296.3
Trade receivables financing arrangement	—	—	21.2	21.2
Other indebtedness	24.2	24.2	27.7	27.7

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016 approximate fair value due to the short-term nature of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. Particular risks facing us include business, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
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
We are aggressively executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We made significant progress reducing our cost structure through 2016 and the first six months of 2017, realigning our footprint and streamlining our functional support globally.
We have aligned our segment teams to focus primarily on developing intimate customer relationships and expanding our relevance to customers within each end market. The key areas our end market teams are emphasizing include (i) product management, (ii) channel development, (iii) engineering customer solutions and (iv) project execution and delivery. We made substantial progress in certain of these areas during 2016 and the first six months of 2017, and have plans to further streamline our operations to simplify and reduce our cost structure. Our ultimate goal is to create a more customer-centric, service-oriented organization and deliver greater value to our customers, investors and employees.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three and six months ended July 1, 2017, revenues decreased $30.8 (5.8%) and $102.6 (9.9%), respectively. The decreases in revenues were due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflect the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the respective period of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.
Income (Loss) before Income Taxes — Income before income taxes was $12.9 and $5.5 for the three and six months ended July 1, 2017, respectively. The loss before income taxes of $408.5 and $447.3 for the three and six months ended July 2,

2016, respectively, included a charge of $426.4 related to the impairment of goodwill and intangible assets of our Power and Energy reportable segment. The increase in pre-tax income for the three and six month periods, compared to the respective 2016 periods, primarily resulted from there being no impairment charge in the 2017 periods and, to a lesser extent, reductions in special charges related to our global realignment program during the respective periods, partially offset by reductions in segment profitability.
Cash Flows from (used in) Operations — For the six months ended July 1, 2017, cash flows from operations increased to $71.9 from $(28.6) primarily as a result of (i) improvements in working capital driven by the timing of project execution and associated milestone payments, (ii) reduced payments for incentive compensation and (iii) pension benefit payments of $12.0 to certain former officers of the Company during the first half of 2016 which did not recur during the corresponding period of 2017.
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
Cyclicality of End Markets, Seasonality and Competition -The financial results of many of our businesses closely follow changes in the industries and end markets they serve. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as the recent volatility in oil prices in 2016 through the second quarter of 2017, and the uncertainty in future oil prices, continue to impact both operational and capital spending by end customers in our Power and Energy reportable segment. Revenues from food and beverage systems and related services are highly correlated to timing on large construction projects, which may cause significant fluctuations in our financial performance from period to period. Fluctuations in dairy commodity prices and production of dairy related products, particularly those aimed at serving the China market, can influence the timing of capital spending by many end customers in our Food and Beverage reportable segment.
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

The following table provides selected financial information for the three and six months ended July 1, 2017 and July 2, 2016, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$498.0	$528.8	(5.8)	$931.2	$1,033.8	(9.9)
Gross profit	153.0	166.8	(8.3)	292.1	326.0	(10.4)
% of revenues	30.7%	31.5%		31.4%	31.5%
Selling, general and administrative	113.0	117.4	(3.7)	228.3	251.3	(9.2)
% of revenues	22.7%	22.2%		24.5%	24.3%
Intangible amortization	4.3	5.7	(24.6)	8.9	11.4	(21.9)
Impairment of goodwill and intangible assets	—	426.4	*	—	426.4	*
Special charges	6.7	10.8	(38.0)	15.3	51.8	(70.5)
Other expense, net	(0.3)	(0.7)	(57.1)	(2.4)	(3.7)	(35.1)
Interest expense, net	(15.8)	(14.3)	10.5	(31.7)	(28.7)	10.5
Income (loss) before income taxes	12.9	(408.5)	*	5.5	(447.3)	*
Income tax benefit (provision)	(2.7)	56.2	*	(2.6)	62.9	*
Net income (loss)	10.2	(352.3)	*	2.9	(384.4)	*
Less: Net income (loss) attributable to noncontrolling interests	(0.1)	0.5	(120.0)	—	(0.5)	*
Net income (loss) attributable to SPX FLOW, Inc.	$10.3	$(352.8)	*	$2.9	$(383.9)	*

Components of consolidated revenue decline:
Organic decline			(4.7)			(8.3)
Foreign currency			(1.1)			(1.6)
Net revenue decline			(5.8)			(9.9)
*Not meaningful for comparison purposes
Revenues - For the three and six months ended July 1, 2017, the decrease in revenues, compared to the respective 2016 periods, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decreases in organic revenue were due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflect the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the respective period of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.
See "Results of Reportable Segments" for additional details.
Gross Profit - The decrease in gross profit for the three and six months ended July 1, 2017, compared to the respective 2016 periods, was attributable primarily to the revenue declines noted above. The reduction in gross margin for the three and six months ended July 1, 2017, compared to the respective 2016 periods, was due primarily to lower utilization rates at certain manufacturing facilities in our Power and Energy and Industrial segments and, particularly during the three months ended July 1, 2017, increased warranty costs in our Power and Energy segment, increased costs of shipments of heat exchangers in our Industrial segment, and an increase in incentive compensation based on the Company’s year-to-date performance relative to certain incentive targets in 2017 as compared to 2016. These reductions in gross profit and gross margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the respective periods and, particularly during the three months ended July 1, 2017, improved productivity in our Poland facility.
See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and six months ended July 1, 2017, the decrease in SG&A expense, compared to the respective 2016 periods, was due primarily to savings from restructuring actions related to our global realignment program, other cost reduction initiatives implemented during 2016 and the first half of 2017, and the effect of a stronger U.S. dollar against various foreign currencies during the periods, partially offset, particularly in the three months ended July 1, 2017, by the effects of an increase in incentive compensation, based on the Company’s year-to-date performance relative to certain incentive targets in 2017 as compared to 2016.
Intangible Amortization - For the three and six months ended July 1, 2017, the decrease in intangible amortization, compared to the respective periods in 2016, was due primarily to the effects of foreign currency translation and a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016.
Impairment of Goodwill and Intangible Assets - During the three and six months ended July 2, 2016, we performed an interim goodwill impairment test and determined that the fair value of our Power and Energy reporting unit was less than the carrying value of its net assets. As a result of this determination, we recorded an impairment charge of $252.8 to reduce the goodwill of the reporting unit to its implied fair value. We also recorded an additional impairment charge of $173.6 related to certain intangible assets of certain businesses within our Power and Energy reportable segment. See Note 6 to our condensed consolidated financial statements for further discussion.
Special Charges - Special charges for the three and six months ended July 1, 2017 and July 2, 2016, relate primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and asset impairment and other related charges associated with management's decision to market for sale certain corporate assets. See Note 4 to our condensed consolidated financial statements for the details of actions taken during the three and six months ended July 1, 2017 and July 2, 2016, respectively.
Other Expense, net - Other expense, net, for the three months ended July 1, 2017 was composed primarily of foreign currency (“FX”) losses of $1.6 and non-service-related pension and postretirement costs of $0.4, partially offset by gains on asset sales of $1.5. See Note 7 to our condensed consolidated financial statements for additional details related to non-service-related pension and postretirement costs.
Other expense, net, for the three months ended July 2, 2016 was composed of non-service-related pension and postretirement costs of $0.6 and investment-related losses of $0.3, partially offset by FX gains of $0.2. The $0.3 of investment-related losses represented unrealized losses on our investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details related to investment-related losses.
Other expense, net, for the six months ended July 1, 2017 was composed primarily of FX losses of $3.4 and investment-related losses of $1.4, partially offset by gains on asset sales of $1.5, non-service-related pension and postretirement benefits of $0.4 and other items of $0.3.
Other expense, net, for the six months ended July 2, 2016 was composed of FX losses of $3.0, non-service-related pension and postretirement costs of $1.1, net settlement costs of $0.7 related to certain legal and tax-related claims, and investment-related losses of $0.2, partially offset by gains on asset sales of $1.3.
Interest Expense, net - Interest expense, net, for the three and six months ended July 1, 2017 and July 2, 2016, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Interest expense, net, included interest expense of $17.1 and $15.2, and interest income of $1.3 and $0.9, respectively, during the three months ended July 1, 2017 and July 2, 2016, and interest expense of $34.0 and $30.4, and interest income of $2.3 and $1.7, respectively, during the six months ended July 1, 2017 and July 2, 2016. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt. The increase in interest expense, net, during the three and six months ended July 1, 2017, compared to the respective 2016 periods, was due to a higher level of average outstanding borrowings under our senior credit facilities and trade receivables financing arrangement, and an increase in our average effective borrowing rates under our debt facilities during the 2017 periods.
Income Tax Benefit (Provision) - During the three months ended July 1, 2017, we recorded an income tax provision of $2.7 on $12.9 of pre-tax income, resulting in an effective tax rate of 20.9%. This compares to an income tax benefit for the three months ended July 2, 2016 of $56.2 on $408.5 of pre-tax loss, resulting in an effective tax rate of 13.8%. The effective tax rate for the second quarter of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period and (ii) an income tax charge of $1.3 related to pre-tax losses generated in the period for which no tax benefit can be recognized. The effective tax rate for the second quarter of

2016 was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), as (i) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (ii) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets. The effective tax rate rate for the second quarter of 2016 also reflected the magnified effect that the small amount of our annual forecasted pre-tax loss had on forecasted annual tax expense.
During the six months ended July 1, 2017, we recorded an income tax provision of $2.6 on $5.5 of pre-tax income, resulting in an effective tax rate of 47.3%. This compares to an income tax benefit for the six months ended July 2, 2016 of $62.9 on $447.3 of pre-tax loss, resulting in an effective tax rate of 14.1%. The effective tax rate for the first six months of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period, (ii) an income tax charge of $2.2 related to pre-tax losses generated in the period for which no tax benefit can be recognized, and (iii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period. The effective tax rate for the first six months of 2016 (i) was impacted by an income tax benefit of $68.0 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 15.9%), for the reasons noted above, and (ii) reflected the magnified effect that the small amount of our annual forecasted pre-tax loss had on forecasted annual tax expense.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$176.5	$188.0	(6.1)	$342.4	$372.8	(8.2)
Income	17.3	19.9	(13.1)	32.8	37.3	(12.1)
% of revenues	9.8%	10.6%		9.6%	10.0%
Components of revenue decline:
Organic decline			(5.3)			(7.0)
Foreign currency			(0.8)			(1.2)
Net revenue decline			(6.1)			(8.2)
Revenues - For the three and six months ended July 1, 2017, the decrease in revenues, compared to the respective 2016 periods, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of the 2017 periods, compared to the respective periods of 2016, due to a decline in dairy pricing which began in 2015, as well as the impact of such lower prices on the placement of large systems orders throughout 2016 and the second quarter of 2017.
Income - For the three and six months ended July 1, 2017, income and margin decreased, compared to the respective 2016 periods, primarily due to the revenue declines noted above and, particularly in the three months ended July 1, 2017, due to the effects of an increase in incentive compensation based on the Company’s year-to-date performance relative to certain incentive targets in 2017 as compared to 2016. These declines in income and margin were partially mitigated by improved productivity in our Poland facility and savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $320.3 and $345.8 as of July 1, 2017 and July 2, 2016, respectively. Of the $25.5 year-over-year decline in backlog, $24.7 was attributable to an organic decline and $0.8 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to the impact of the decline in dairy pricing mentioned above and its impact on large systems orders.

Power and Energy

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$145.0	$155.8	(6.9)	$250.9	$305.5	(17.9)
Income	10.0	10.0	—	8.5	12.2	(30.3)
% of revenues	6.9%	6.4%		3.4%	4.0%
Components of revenue decline:
Organic decline			(5.1)			(15.0)
Foreign currency			(1.8)			(2.9)
Net revenue decline			(6.9)			(17.9)
Revenues - For the three and six months ended July 1, 2017, the decrease in revenues, compared to the respective 2016 periods, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period primarily against the British Pound. The decline in organic revenue reflects the impact on revenues of a lower backlog as of the beginning of 2017, compared to the beginning of 2016, due primarily to reduced customer spending, particularly for original equipment used in upstream and midstream oil applications, as well as lower aftermarket revenues. These declines were partially offset by an increase in lower margin filtration product revenues.
Income - For the three months ended July 1, 2017, income was flat and margin increased, compared to the respective 2016 period. Savings from restructuring actions and other cost reduction initiatives more than offset reductions in income and margin related primarily to the revenue decline noted above, as well as increased warranty costs and incentive compensation.
For the six months ended July 1, 2017, income and margin decreased, compared to the respective 2016 period, primarily due to the revenue decline noted above, lower utilization rates at certain manufacturing facilities, and increased warranty costs and incentive compensation, the effects of which were partially offset by savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $403.5 and $364.1 as of July 1, 2017 and July 2, 2016, respectively. Of the $39.4 year-over-year growth in backlog, $42.4 was attributable to organic growth, partially offset by a decrease of $3.0 due to the impact of a stronger U.S. dollar as of July 1, 2017, as compared to July 2, 2016, primarily relative to the British Pound. The organic growth was due primarily to the impact of certain orders received for U.K.-based nuclear safety pumps and original equipment of North American pipeline valves.
Industrial

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Revenues	$176.5	$185.0	(4.6)	$337.9	$355.5	(5.0)
Income	20.8	26.9	(22.7)	41.9	46.3	(9.5)
% of revenues	11.8%	14.5%		12.4%	13.0%
Components of revenue decline:
Organic decline			(3.9)			(3.9)
Foreign currency			(0.7)			(1.1)
Net revenue decline			(4.6)			(5.0)
Revenues - For the three and six months ended July 1, 2017, the decrease in revenues, compared to the respective 2016 periods, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against certain foreign currencies. The decrease in organic revenue was due primarily to lower sales of hydraulic tools, mixers and industrial pumps.
Income - For the three and six months ended July 1, 2017, income and margin decreased, compared to the respective 2016 period, primarily due to the revenue decline noted above and, particularly in the three months ended July 1, 2017, due to higher costs on shipments of heat exchangers and increased incentive compensation. These reductions in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the periods and, particularly during the three months ended July 1, 2017, improved productivity in our Poland facility.
Backlog - The segment had backlog of $206.8 and $170.8 as of July 1, 2017 and July 2, 2016, respectively. Of the $36.0 year-over-year growth in backlog, $34.5 was attributable to organic growth and $1.5 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Six months ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Total consolidated revenues	$498.0	$528.8	(5.8)	$931.2	$1,033.8	(9.9)
Corporate expense	12.1	12.6	(4.0)	27.6	31.5	(12.4)
% of revenues	2.4%	2.4%		3.0%	3.0%
Pension and postretirement service costs	0.3	0.5	(40.0)	0.7	1.0	(30.0)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three and six months ended July 1, 2017, compared to the respective 2016 periods, was due primarily to savings from restructuring actions undertaken during 2016 and other cost reduction initiatives, including the effects of restructuring actions on corporate stock-based compensation cost.
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
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the six months ended July 1, 2017 and July 2, 2016.
Cash Flow

	Six months ended
	July 1, 2017	July 2, 2016
Cash flows from (used in) operating activities	$71.9	$(28.6)
Cash flows from (used in) investing activities	19.7	(28.2)
Cash flows from (used in) financing activities	(106.8)	1.0
Change in cash and equivalents due to changes in foreign currency exchange rates	26.2	(11.1)
Net change in cash and equivalents	$11.0	$(66.9)
Operating Activities - During the six months ended July 1, 2017, the increase in cash flows from operating activities, compared to the same period in 2016, was primarily attributable to (i) improvements in working capital driven by the timing of project execution and associated milestone payments, (ii) reduced payments for incentive compensation and (iii) pension benefit payments of $12.0 to certain former officers of the Company during the first six months of 2016 which did not recur during the corresponding period of 2017.
Investing Activities - During the six months ended July 1, 2017 and July 2, 2016, cash flows from (used in) investing activities were comprised primarily of proceeds from asset sales and other of $31.1 and $2.1, respectively, offset by capital expenditures of $11.4 and $30.1, respectively, associated generally with upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $31.1 during the first six months of 2017 related primarily to the sale of certain corporate assets which were marketed for sale beginning in the first quarter of 2016, certain facilities in the Asia Pacific and EMEA regions, and our former investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details regarding our former investment in the equity security.
Financing Activities - During the six months ended July 1, 2017, cash flows used in financing activities related primarily to net repayments of our revolving credit facilities of $77.0 and of our trade receivables financing arrangement of $21.2. Cash flows from financing activities during the comparable period in 2016 related primarily to net borrowings under our trade receivables financing arrangement of $11.0, partially offset by net repayments of other financing arrangements of $7.7.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The increase in cash and equivalents due to foreign currency exchange rates of $26.2 in the six months ended July 1, 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the weakening of the U.S. dollar against the Euro and various other foreign currencies during the period.
The decrease in cash and equivalents due to foreign currency exchange rates of $11.1 in the six months ended July 2, 2016 reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the British Pound and various other foreign currencies during the period.

Borrowings and Availability
Borrowings —Debt at July 1, 2017 and December 31, 2016 comprised the following:

	July 1, 2017	December 31, 2016
Domestic revolving loan facility	$1.0	$68.0
Term loan(1)	380.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	—	21.2
Other indebtedness(2)	39.9	42.4
Less: deferred financing fees(3)	(11.8)	(12.8)
Total debt	1,009.1	1,108.8
Less: short-term debt	24.2	27.7
Less: current maturities of long-term debt	20.4	20.2
Total long-term debt	$964.5	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes capital lease obligations of $15.7 and $14.7 and balances under a purchase card program of $22.2 and $17.9 as of July 1, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
At July 1, 2017, we were in compliance with all covenants of our senior credit facilities and senior notes.
Availability — At July 1, 2017, we had $441.5 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $1.0 under the domestic revolving loan facility and $7.5 reserved for outstanding letters of credit, and

$31.9 of available borrowing capacity under our trade receivables financing arrangement. In addition, at July 1, 2017, we had $297.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $202.5 reserved for outstanding bank guarantees and standby letters of credit.
At July 1, 2017, in addition to the revolving lines of credit described above, we had approximately $5.5 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of July 1, 2017.
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
As of July 1, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $27.5 and $28.0 outstanding as of July 1, 2017 and December 31, 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.6 and $21.4 at July 1, 2017 and December 31, 2016, respectively, with scheduled maturities of $19.5 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of July 1, 2017 and December 31, 2016, respectively. The net gains (losses) recorded in "Other expense, net" related to FX gains (losses) totaled $(1.6) and $0.2 for the three months ended July 1, 2017 and July 2, 2016, respectively, and $(3.4) and $(3.0) for the six months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.3 (asset) and $2.8 (asset) at July 1, 2017 and December 31, 2016, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at July 1, 2017 for similar debt, was $1,023.2, compared to our carrying value of $1,005.2.

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
Other Matters
Contractual Obligations - As of July 1, 2017, there were no material changes in our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $2.5 as of July 1, 2017. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.0 to $1.5.
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
Refer to Note 11 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
Global Realignment Program - As disclosed in our 2016 Annual Report on Form 10-K, we are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We plan to have approximately $50 in cash outflows in support of our realignment program in 2017. Additionally, we expect to recognize pre-tax charges to earnings of approximately $30 to $40 in 2017 (we recognized approximately $78 related to the realignment program during 2016 and $15 during the six months ended July 1, 2017, as discussed in Note 4 to our condensed consolidated financial statements). These realignment actions are expected to be substantially complete by the end of 2017.

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
The following table provides information, as of July 1, 2017, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Domestic revolving loan facility	$—	$—	$—	$1.0	$—	$—	$1.0	$1.0
Average interest rate							6.000%
Term loan	20.0	20.0	20.0	320.0	—	—	380.0	380.0
Average interest rate							3.976%
5.625% senior notes	—	—	—	—	—	300.0	300.0	309.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	309.0
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $27.5 outstanding as of July 1, 2017, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.6 at July 1, 2017, with scheduled maturities of $19.5 and $0.1 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.4 (gross assets) and $0.1 (gross liabilities) as of July 1, 2017.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of July 1, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2017.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rules 13a-15 and 15d-15, no changes during the quarter ended July 1, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 11, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2016 Annual Report on Form 10-K, which could materially affect our business, financial condition, future results or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended July 1, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
4/2/17 - 4/30/17	424	$34.71	—
5/1/17 - 5/31/17	—	—	—
6/1/17 - 7/1/17	—	—	—
Total	424		—

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

SPX FLOW, Inc.
(Registrant)

Date: August 2, 2017	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: August 2, 2017	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended July 1, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended July 1, 2017 and July 2, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended July 1, 2017 and July 2, 2016; (iii) Condensed Consolidated Balance Sheets as of July 1, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the six months ended July 1, 2017 and July 2, 2016; (v) Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2017 and July 2, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________