Form 10-Q
period 2017-09-30
SPX FLOW, Inc.
filed 2017-11-01
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common shares outstanding as of October 27, 2017 were 42,395,152.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION
Item 1 – Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	1
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	2
Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited)	3
Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and October 1, 2016 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	37
Item 4 – Controls and Procedures	37

PART II - OTHER INFORMATION
Item 1 – Legal Proceedings	38
Item 1A – Risk Factors	38
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 4 – Mine Safety Disclosures	38
Item 6 – Exhibits	38

SIGNATURES	39

INDEX TO EXHIBITS	40

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues	$491.1	$466.8	$1,422.3	$1,500.6
Costs and expenses:
Cost of products sold	332.0	320.7	971.1	1,028.5
Selling, general and administrative	114.9	107.8	343.2	359.1
Intangible amortization	4.4	4.4	13.3	15.8
Impairment of goodwill and intangible assets	—	—	—	426.4
Special charges	2.3	12.5	17.6	64.3
Operating income (loss)	37.5	21.4	77.1	(393.5)

Other income (expense), net	0.6	0.6	(1.8)	(3.1)
Interest expense, net	(15.5)	(14.2)	(47.2)	(42.9)
Loss on early extinguishment of debt	—	(38.9)	—	(38.9)
Income (loss) before income taxes	22.6	(31.1)	28.1	(478.4)
Income tax benefit (provision)	(9.6)	26.9	(12.2)	89.8
Net income (loss)	13.0	(4.2)	15.9	(388.6)
Less: Net income attributable to noncontrolling interests	0.2	0.5	0.2	—
Net income (loss) attributable to SPX FLOW, Inc.	$12.8	$(4.7)	$15.7	$(388.6)

Basic income (loss) per share of common stock	$0.31	$(0.11)	$0.38	$(9.41)
Diluted income (loss) per share of common stock	$0.30	$(0.11)	$0.37	$(9.41)

Weighted average number of common shares outstanding - basic	41.884	41.383	41.765	41.307
Weighted average number of common shares outstanding - diluted	42.332	41.383	42.126	41.307
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income (loss)	$13.0	$(4.2)	$15.9	$(388.6)
Other comprehensive income (loss), net - foreign currency translation adjustments	37.3	(12.0)	134.2	(52.7)
Total comprehensive income (loss)	50.3	(16.2)	150.1	(441.3)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.8)	1.1	0.3	0.6
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$51.1	$(17.3)	$149.8	$(441.9)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$281.1	$215.1
Accounts receivable, net	450.7	446.9
Inventories, net	317.9	272.4
Other current assets	52.7	72.8
Total current assets	1,102.4	1,007.2
Property, plant and equipment:
Land	34.9	36.1
Buildings and leasehold improvements	245.7	242.4
Machinery and equipment	455.1	420.8
	735.7	699.3
Accumulated depreciation	(368.5)	(322.0)
Property, plant and equipment, net	367.2	377.3
Goodwill	767.9	722.5
Intangibles, net	353.5	344.3
Other assets	152.6	151.9
TOTAL ASSETS	$2,743.6	$2,603.2

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$218.8	$203.8
Accrued expenses	382.7	329.9
Income taxes payable	15.0	10.8
Short-term debt	24.8	27.7
Current maturities of long-term debt	20.4	20.2
Total current liabilities	661.7	592.4
Long-term debt	959.2	1,060.9
Deferred and other income taxes	70.5	62.2
Other long-term liabilities	126.6	125.5
Total long-term liabilities	1,156.3	1,248.6
Commitments and contingent liabilities (Note 11)
Mezzanine equity	21.1	20.1
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,660,277 issued and 42,385,218 outstanding at September 30, 2017, and 42,092,393 issued and 41,920,477 outstanding at December 31, 2016	0.4	0.4
Paid-in capital	1,657.3	1,640.4
Accumulated deficit	(358.2)	(373.9)
Accumulated other comprehensive loss	(387.3)	(521.4)
Common stock in treasury (275,059 shares at September 30, 2017, and 171,916 shares at December 31, 2016)	(8.4)	(4.9)
Total SPX FLOW, Inc. shareholders' equity	903.8	740.6
Noncontrolling interests	0.7	1.5
Total equity	904.5	742.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,743.6	$2,603.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Nine months ended September 30, 2017
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income	—	—	—	15.7	—	—	15.7	0.2	15.9
Other comprehensive income, net	—	—	—	—	134.1	—	134.1	0.1	134.2
Incentive plan activity	0.1	—	4.5	—	—	—	4.5	—	4.5
Stock-based compensation expense	—	—	12.1	—	—	—	12.1	—	12.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.4	—	0.3	—	—	(3.5)	(3.2)	—	(3.2)
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at September 30, 2017	42.4	$0.4	$1,657.3	$(358.2)	$(387.3)	$(8.4)	$903.8	$0.7	$904.5

	Nine months ended October 1, 2016
	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net loss	—	—	—	(388.6)	—	—	(388.6)	—	(388.6)
Other comprehensive loss, net	—	—	—	—	(53.3)	—	(53.3)	0.6	(52.7)
Incentive plan activity	0.3	—	5.2	—	—	—	5.2	—	5.2
Stock-based compensation expense	—	—	14.0	—	—	—	14.0	—	14.0
Restricted stock and restricted stock unit vesting, including related tax provision of $3.2 and net of tax withholdings	0.2	—	(3.5)	—	—	(2.9)	(6.4)	—	(6.4)
Adjustment to mezzanine equity and reclassification from noncontrolling interests	—	—	—	(10.9)	—	—	(10.9)	(9.7)	(20.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at October 1, 2016	41.9	$0.4	$1,637.4	$(378.4)	$(436.0)	$(4.3)	$819.1	$1.2	$820.3

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 30, 2017	October 1, 2016
Cash flows from (used in) operating activities:
Net income (loss)	$15.9	$(388.6)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges	17.6	64.3
Impairment of goodwill and intangible assets	—	426.4
Deferred income taxes	(0.9)	(100.2)
Depreciation and amortization	45.9	49.7
Stock-based compensation	12.1	14.2
Pension and other employee benefits	5.5	7.3
Gain on asset sales and other, net	(2.9)	(1.4)
Loss on early extinguishment of debt	—	38.9
Changes in operating assets and liabilities:
Accounts receivable and other assets	32.7	30.7
Inventories	(23.4)	(5.0)
Accounts payable, accrued expenses and other	42.5	(77.2)
Domestic pension payments	—	(65.9)
Cash spending on restructuring actions	(27.8)	(43.2)
Net cash from (used in) operating activities	117.2	(50.0)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	37.4	2.4
Increase in restricted cash	—	(0.2)
Capital expenditures	(13.7)	(37.3)
Net cash from (used in) investing activities	23.7	(35.1)
Cash flows from (used in) financing activities:
Proceeds from issuance of senior notes	—	600.0
Repurchases of senior notes (includes premiums paid of $36.4)	—	(636.4)
Borrowings under senior credit facilities	125.5	328.0
Repayments of senior credit facilities	(208.5)	(260.0)
Borrowings under trade receivables financing arrangement	89.1	79.9
Repayments of trade receivables financing arrangement	(110.3)	(53.7)
Borrowings under other financing arrangements	9.4	1.2
Repayments of other financing arrangements	(12.6)	(12.8)
Minimum withholdings paid on behalf of employees for net share settlements, net	(3.5)	(3.2)
Dividends paid to noncontrolling interests in subsidiary	(1.5)	(1.2)
Financing fees paid	—	(12.6)
Net cash from (used in) financing activities	(112.4)	29.2
Change in cash and equivalents due to changes in foreign currency exchange rates	37.5	(12.1)
Net change in cash and equivalents	66.0	(68.0)
Consolidated cash and equivalents, beginning of period	215.1	295.9
Consolidated cash and equivalents, end of period	$281.1	$227.9
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
Amongst other impacts, the amended revenue recognition guidance will affect our current practice of accounting for certain contracts of specific product lines as revenue using the completed contract method under existing guidance. In certain instances, we engineer and manufacture goods that may have no alternative use (absent significant costs to re-engineer the goods) and we have an enforceable right to payment for our performance over the life of the project. For such contracts, we expect to recognize revenue over time under the new guidance as compared with our current practice of using the completed contract method. In addition, we are revising our accounting policies to ensure proper recognition of such obligations that we consider perfunctory in nature and/or qualitatively and quantitatively immaterial under existing revenue guidance, but which may be considered significant within the context of the contract under the new revenue standard.
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
In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment was effective for prospective interim and annual reporting periods beginning after December 15, 2016. We adopted this amendment during the first quarter of 2017. We recognized a tax charge of $1.3 in our income tax provision during the nine months ended September 30, 2017 related to the vesting of certain restricted stock shares and restricted stock units during the period which, under previous guidance, would have been recognized as a reduction of paid-in capital. Consistent with our previous policy, we have elected to continue to accrue share-based compensation cost based on the number of awards that are expected to vest (i.e., by assuming a forfeiture rate in our accrual of such cost). See Note 12 for additional information related to our adoption of this amendment.
In October 2016, the FASB issued an amendment that requires recognition of the income tax consequences of an intra-entity transfer of assets other than inventory. Under current authoritative guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This amendment requires tax expense and deferred tax asset recognition from the intra-entity sale of the asset in the seller’s tax jurisdiction when the asset transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This update is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but the guidance can only be adopted in the first interim period of the early-adopt fiscal year. We expect to adopt this amendment in the first quarter of 2018 using modified retrospective application, and expect to record a cumulative adjustment of approximately $4 (subject to foreign exchange) to accumulated deficit in our consolidated financial statements.
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
In January 2017, the FASB issued an amendment to post-acquisition accounting for goodwill which eliminates the requirement to perform a Step 2 impairment analysis to determine the implied fair value of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. This amendment is effective for any annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this amendment in the first quarter of 2017 and will perform our 2017 annual goodwill impairment test in accordance with the amended guidance.
In March 2017, the FASB issued an amendment to guidance on the presentation of net periodic pension and other postretirement benefit costs. Under the new rules, entities that sponsor defined benefit plans will present service costs with other employee compensation costs within operating income (or capitalize on the balance sheet, when applicable), while other components of net benefit cost will be presented separately (in one or more line items) outside of operating income and will not be eligible for capitalization. This update is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted if adopted in the first interim period of the early-adopt fiscal year. We adopted this amendment in the first quarter of 2017 and have accordingly reclassified non-service pension and postretirement costs from “Selling, general and administrative” expense to “Other income (expense), net” in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and October 1, 2016, respectively, as we believe this classification provides investors a more comparative presentation of our selling, general and administrative expense and operating results from period to period. As permitted by the amended guidance, we used amounts disclosed in our employee benefit plans footnote for the

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

three and nine months ended October 1, 2016 as the estimation basis for applying the restrospective presentation requirements. See Note 7 for additional information related to our adoption of the amendment.
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
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Financial data for our reportable segments for the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Revenues(1):
Food and Beverage	$176.4	$173.0	$518.8	$545.8
Power and Energy	141.0	127.3	391.9	432.8
Industrial	173.7	166.5	511.6	522.0
Total revenues	$491.1	$466.8	$1,422.3	$1,500.6

Income:
Food and Beverage	$19.9	$19.6	$52.7	$56.9
Power and Energy	12.8	5.5	21.3	17.7
Industrial	22.0	23.0	63.9	69.3
Total income for reportable segments	54.7	48.1	137.9	143.9

Corporate expense	14.5	13.8	42.1	45.3
Pension and postretirement service costs	0.4	0.4	1.1	1.4
Impairment of goodwill and intangible assets	—	—	—	426.4
Special charges	2.3	12.5	17.6	64.3
Consolidated operating income (loss)	$37.5	$21.4	$77.1	$(393.5)

(1)
We recognized revenues under the percentage-of-completion method of $81.2 and $72.2 in the three months ended September 30, 2017 and October 1, 2016, respectively. For the nine months ended September 30, 2017 and October 1, 2016, revenues under the percentage-of-completion method were $189.5 and $258.5 respectively. Unbilled receivables on contracts accounted for under the percentage-of-completion method were $68.6 and $66.1 as of September 30, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accounts receivable, net’’ in the condensed consolidated balance sheets. Billings in excess of revenues on uncompleted contracts accounted for under the percentage-of-completion method were $67.4 and $57.2 as of September 30, 2017 and December 31, 2016, respectively, and are reported as a component of ‘‘Accrued expenses’’ in the condensed consolidated balance sheets.

(4)     SPECIAL CHARGES
Special charges for the three and nine months ended September 30, 2017 and October 1, 2016 were as follows:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Food and Beverage	$2.7	$3.0	$7.7	$17.5
Power and Energy	(1.5)	(0.3)	0.8	12.0
Industrial	0.9	2.1	5.6	9.1
Other	0.2	7.7	3.5	25.7
Total	$2.3	$12.5	$17.6	$64.3
Global Realignment Program
As disclosed in our 2016 Annual Report on Form 10-K, we are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges for the three and nine months ended September 30, 2017 and October 1, 2016 were substantially associated with this program and included costs

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments.
Special Charges By Reportable Segment
Unless otherwise noted below, charges for the three and nine months ended September 30, 2017 and October 1, 2016 relate to our global realignment program.
Food and Beverage — Charges for the three months ended September 30, 2017 related primarily to costs incurred in connection with a commercial reorganization in the EMEA region of $1.3, severance and other costs associated with a revision of accruals for certain European manufacturing facilities and an asset impairment charge of $0.5 related to certain long-lived assets of a product line which was exited and formerly based primarily in the EMEA region. Charges for the nine months ended September 30, 2017 included these charges as well as (i) previous charges associated with the consolidation and relocation of the manufacturing facility in Germany to the facility in Poland and (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, operational and administrative functions across all regions in which the segment operates.
Charges for the three months ended October 1, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and, to a lesser extent, (ii) a reorganization of the segment's management structure. Charges for the nine months ended October 1, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, (ii) various other restructuring initiatives in Europe, the U.S., China and Brazil and, to a lesser extent, (iii) a reorganization of the segment's management structure.
Power and Energy — The credit for the three months ended September 30, 2017 related primarily to a revision of the accruals for certain 2016 and 2017 restructuring initiatives, partially offset by a charge related to the planned consolidation of the operations of two manufacturing facilities in the U.K. Charges for the nine months ended September 30, 2017 included the net credit related to these items, more than offset by severance and other costs associated with (i) various locations in North America and (ii) the reorganization and consolidation of certain commercial, operational and administrative functions primarily in the EMEA and North American regions.
The credit for the three months ended October 1, 2016 related primarily to a revision of the accruals for certain 2016 restructuring initiatives, partially offset by charges related to a reorganization of the segment's management structure. Charges for the nine months ended October 1, 2016 related primarily to severance and other costs in the U.K., France, Germany and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. Charges for the nine months ended October 1, 2016 also included, to a lesser extent, an asset impairment charge of $1.5 related to certain long-lived assets (but unrelated to the global realignment program) and a reorganization of the segment's management structure.
Industrial — Charges for the three months ended September 30, 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of the manufacturing operations of facilities in Sweden and the Netherlands to existing facilities in Poland and other locations and (ii) a manufacturing facility located in the U.S. Charges for the nine months ended September 30, 2017 included these charges as well as (i) previous charges associated with the consolidation and relocation of the manufacturing facilities in Sweden and the Netherlands to other facilities, (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, operational and administrative functions across all regions in which the segment operates, partially offset by (iii) revisions of estimates for severance and other costs related to the previously planned consolidation and relocation of a manufacturing facility in the U.S.
Charges for the three months ended October 1, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other facilities in Asia Pacific, and (ii) a reorganization of the segment's management structure. Charges for the nine months ended October 1, 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other facilities in North America and Asia Pacific, (ii) various other global restructuring initiatives and, to a lesser extent, (iii) a reorganization of the segment's management structure.
Other — Charges for the nine months ended September 30, 2017 reflected primarily asset impairment and other related charges of $3.6 in connection with the sale of certain corporate assets during the period.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Charges for the three months ended October 1, 2016 reflected primarily (i) asset impairment charges of $5.2 related to certain corporate assets held for sale and, to a lesser extent, certain other long-lived assets (but unrelated to the global realignment program) and (ii) severance and other related costs. Charges for the nine months ended October 1, 2016 related primarily to corporate asset impairment charges of $17.8, as well as severance and other related costs. Asset impairment charges resulted primarily from management's decision during the first quarter of 2016 to market certain corporate assets for sale (such corporate assets were sold during the first quarter of 2017).
Expected charges still to be incurred under actions approved as of September 30, 2017 were approximately $2.5.
The following is an analysis of our restructuring liabilities for the nine months ended September 30, 2017 and October 1, 2016:

	Nine months ended
	September 30, 2017	October 1, 2016
Balance at beginning of year	$33.6	$32.9
Special charges(1)	13.5	45.0
Utilization — cash	(27.8)	(43.2)
Currency translation adjustment and other	1.8	0.6
Balance at end of period	$21.1	$35.3

(1)
Amounts that impacted special charges but not the restructuring liabilities included $4.1 and $19.3 of asset impairment and other related charges during the nine months ended September 30, 2017 and October 1, 2016, respectively.

(5)    INVENTORIES, NET
Inventories at September 30, 2017 and December 31, 2016 comprised the following:

	September 30, 2017	December 31, 2016
Finished goods	$95.8	$86.2
Work in process	117.2	74.6
Raw materials and purchased parts	110.9	117.8
Total FIFO cost	323.9	278.6
Excess of FIFO cost over LIFO inventory value	(6.0)	(6.2)
Total inventories	$317.9	$272.4
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 6% of total inventory at September 30, 2017 and December 31, 2016. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 30, 2017 were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation and Other	September 30, 2017
Food and Beverage	$250.3	$—	$18.6	$268.9
Power and Energy(1)	256.0	—	15.2	271.2
Industrial(2)	216.2	—	11.6	227.8
Total	$722.5	$—	$45.4	$767.9

(1)	The carrying amount of goodwill included $255.5 and $241.1 of accumulated impairments as of September 30, 2017 and December 31, 2016, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of September 30, 2017 and December 31, 2016.
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
As of September 30, 2017, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Other Intangibles, Net
Identifiable intangible assets were as follows:

	September 30, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$225.2	$(118.5)	$106.7	$209.6	$(101.6)	$108.0
Technology	92.8	(48.9)	43.9	84.6	(40.8)	43.8
Patents	6.6	(4.9)	1.7	6.5	(5.1)	1.4
Other	13.7	(10.9)	2.8	12.3	(9.6)	2.7
	338.3	(183.2)	155.1	313.0	(157.1)	155.9
Trademarks with indefinite lives	198.4	—	198.4	188.4	—	188.4
Total	$536.7	$(183.2)	$353.5	$501.4	$(157.1)	$344.3
As of September 30, 2017, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $76.4 in Power and Energy, $53.7 in Food and Beverage, and $25.0 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $101.4 in Food and Beverage, $61.4 in Industrial, and $35.6 in Power and Energy.
No impairment charges were recorded during the nine months ended September 30, 2017. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the nine months ended September 30, 2017 related to foreign currency translation.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Components of Net Periodic Pension and Postretirement Benefit Expense (Income)
Net periodic benefit expense (income) for our foreign pension plans and our domestic pension and postretirement plans for the three and nine months ended September 30, 2017 and October 1, 2016 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Three months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$0.2	0.3	$0.2	$0.1	$0.4	$0.4	Selling, general and administrative
Interest cost	0.2	0.2	0.1	0.2	0.3	0.4	Other income (expense), net
Recognized net actuarial gain(1)	—	—	—	(0.8)	—	(0.8)	Other income (expense), net
Total net periodic benefit expense (income)	$0.4	$0.5	$0.3	$(0.5)	$0.7	$—

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$0.5	0.8	$0.6	$0.6	$1.1	$1.4	Selling, general and administrative
Interest cost	0.6	0.7	0.4	0.8	1.0	1.5	Other income (expense), net
Curtailment gain(2)	(1.1)	—	—	—	(1.1)	—	Other income (expense), net
Recognized net actuarial gain(1)	—	—	—	(0.8)	—	(0.8)	Other income (expense), net
Total net periodic benefit expense	$—	$1.5	$1.0	$0.6	$1.0	$2.1

(1)
Gain is related to the partial settlement and remeasurement of our domestic nonqualified pension plan as a result of direct benefit payments of $53.9 made to certain former officers of the Company during the third quarter of 2016.

(2)
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

Employer Contributions
During the nine months ended September 30, 2017 and October 1, 2016, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(8)    INDEBTEDNESS
Debt at September 30, 2017 and December 31, 2016 comprised the following:

	September 30, 2017	December 31, 2016
Domestic revolving loan facility	$—	$68.0
Term loan(1)	375.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement(1)	—	21.2
Other indebtedness(2)	40.7	42.4
Less: deferred financing fees(3)	(11.3)	(12.8)
Total debt	1,004.4	1,108.8
Less: short-term debt	24.8	27.7
Less: current maturities of long-term debt	20.4	20.2
Total long-term debt	$959.2	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. On October 31, 2017, we made a voluntary principal prepayment in the amount of $80.0 under the term loan facility. As a result of the prepayment, the outstanding principal amount on the term loan decreased to $295.0. The payment was funded by cash on hand and, to a lesser extent, short-term debt of $20.0. There was no penalty associated with the prepayment.

(2)
Primarily includes capital lease obligations of $15.9 and $14.7 and balances under a purchase card program of $21.3 and $17.9 as of September 30, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.0% at September 30, 2017.
At September 30, 2017, we had $442.5 of borrowing capacity under our revolving credit facilities after giving effect to $7.5 reserved for outstanding letters of credit. At September 30, 2017, we had $33.1 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at September 30, 2017, we had $301.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $198.8 reserved for outstanding bank guarantees and standby letters of credit.
At September 30, 2017, in addition to the revolving lines of credit described above, we had approximately $6.5 of letters of credit outstanding under separate arrangements in China and India.
At September 30, 2017, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $36.1 and $28.0 outstanding as of September 30, 2017 and December 31, 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

derivatives with an aggregate notional amount of $19.2 and $21.4 at September 30, 2017 and December 31, 2016, respectively, with scheduled maturities of $19.1 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of September 30, 2017 and December 31, 2016, respectively. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $(0.4) and $0.1 for the three months ended September 30, 2017 and October 1, 2016, respectively, and $(3.8) and $(2.9) for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.2 and $2.9 (gross assets) and $0.1 and $0.1 (gross liabilities) at September 30, 2017 and December 31, 2016, respectively.
(10)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Weighted-average shares outstanding, basic	41.884	41.383	41.765	41.307
Dilutive effect of share-based awards	0.448	—	0.361	—
Weighted-average shares outstanding, dilutive(1)	42.332	41.383	42.126	41.307

(1)
For the three and nine months ended September 30, 2017, 0.187 and 0.206, respectively, of unvested restricted stock shares and restricted stock units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed in our consolidated and combined financial statements included in our 2016 Annual Report on Form 10-K) were not met. For the three and nine months ended September 30, 2017, 0.355 and 0.361, respectively, of stock options outstanding were excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares. For the three and nine months ended October 1, 2016, an aggregate of 0.747 and 0.796, respectively, of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the periods. For the three and nine months ended October 1, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.119 and 0.290, respectively.

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
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense of $0.3 and $0.9 related to the modification was recognized in the three and nine months ended October 1, 2016, and compensation expense of $0.3 related to the modification was recognized during the remainder of 2016.
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 1.354 unissued shares of our common stock were available for future grant as of September 30, 2017. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and nine months ended September 30, 2017 and October 1, 2016, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 30, 2017	October 1, 2016 (1)	September 30, 2017	October 1, 2016 (1)
Stock-based compensation expense	$4.2	$3.0	12.1	14.2
Income tax benefit	(1.5)	(1.1)	(4.3)	(5.2)
Stock-based compensation expense, net of income tax benefit	$2.7	$1.9	$7.8	$9.0
(1)     Stock-based compensation expense for the three and nine months ended October 1, 2016 included $0.3 and $0.9 of expense, respectively, related to modifications effected as of the Spin-Off date.
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended September 30, 2017:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	1.275	$37.89
Granted	0.484	34.96
Vested	(0.332)	43.28
Forfeited and other	(0.269)	49.50
Outstanding at September 30, 2017	1.158	$32.41
As of September 30, 2017, there was $18.7 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.7 years.
Stock Options
There were 0.355 and 0.371 of SPX FLOW stock options outstanding as of September 30, 2017 and December 31, 2016, respectively, after giving effect to the forfeiture and expiration of 0.016 during the first nine months of 2017. Of the 0.355 stock options outstanding, 0.322 were exercisable as of September 30, 2017. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025.
As of September 30, 2017, there was $0.1 of unrecognized compensation cost related to stock options. We expect this cost to be recognized over a weighted-average period of 0.3 years.
Accumulated Other Comprehensive Loss
The sole component of accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016, and in the changes thereof during the three and nine months then ended, was foreign currency translation adjustment.

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
Common Stock in Treasury
During the nine months ended September 30, 2017 and October 1, 2016, “Common stock in treasury” was increased by $3.5 and $2.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are stated at the the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash.
(12)    INCOME TAXES
Unrecognized Tax Benefits
As of September 30, 2017, we had gross unrecognized tax benefits of $6.7 (net unrecognized tax benefits of $2.3), of which $2.3, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 30, 2017, gross accrued interest totaled $0.3 (net accrued interest of $0.3), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.0 to $1.5. The previously unrecognized tax benefits relate to transfer pricing matters.
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets.
Other Tax Matters
During the three months ended September 30, 2017, we recorded an income tax provision of $9.6 on $22.6 of pre-tax income, resulting in an effective tax rate of 42.5%. This compares to an income tax benefit for the three months ended October 1, 2016 of $26.9 on $31.1 of pre-tax loss, resulting in an effective tax rate of 86.5%. The effective tax rate for the third quarter of 2017 was impacted by $2.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the third quarter of 2016 was impacted by an income tax benefit of $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country. The effective tax rate for the third quarter of 2016 also reflects the dilutive effect that the large annual forecasted pre-tax loss had on forecasted annual tax expense, since a significant portion of the pre-tax loss related to the goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit in the second quarter of 2016 of which a majority of the goodwill had no basis for income tax purposes.
During the nine months ended September 30, 2017, we recorded an income tax provision of $12.2 on $28.1 of pre-tax income, resulting in an effective tax rate of 43.4%. This compares to an income tax benefit for the nine months ended October 1, 2016 of $89.8 on $478.4 of pre-tax loss, resulting in an effective tax rate of 18.8%. The effective tax rate for the first nine months of 2017 was impacted by (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period, partially offset by (iii) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period. The effective tax rate for the first nine months of 2016 was impacted by income tax benefits of (i) $47.1 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 11.0%), as (a) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets, and (ii) the tax incentive realized in Poland related to the expansion of our manufacturing facility in that country, as previously discussed.
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
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination or administrative appeal. We believe any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2018. We believe any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
There were no changes during the periods presented to the valuation techniques we use to measure asset and liability fair values on a recurring basis. There were no transfers between the three levels of the fair value hierarchy during the nine months ended September 30, 2017 and October 1, 2016.
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
As of September 30, 2017 and December 31, 2016, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.2 and $2.9 (gross assets) and $0.1 and $0.1 (gross liabilities), respectively. As of September 30, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and October 1, 2016, including net unrealized losses recorded to “Other income (expense), net.”

	Nine months ended
	September 30, 2017	October 1, 2016
Balance at beginning of year	$7.6	$8.1
Unrealized losses recorded to earnings	(1.4)	(0.2)
Proceeds received from sale of investment	(6.2)	—
Balance at end of period	$—	$7.9
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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At September 30, 2017, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment, including the goodwill and intangible asset impairment charge recognized during the nine months ended October 1, 2016.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$—	$—	$68.0	$68.0
Term loan(1)	375.0	375.0	390.0	390.0
5.625% Senior notes(1)	300.0	314.3	300.0	300.0
5.875% Senior notes(1)	300.0	315.0	300.0	296.3
Trade receivables financing arrangement	—	—	21.2	21.2
Other indebtedness	24.8	24.8	27.7	27.7

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 approximate fair value due to the short-term nature of those instruments.
(14)     SUBSEQUENT EVENT
On October 31, 2017, we made a voluntary principal prepayment in the amount of $80.0 under our term loan facility, as described in Note 8. As a result of the prepayment, the outstanding principal amount on the term loan decreased to $295.0. The payment was funded by cash on hand and, to a lesser extent, short-term debt of $20.0.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, unless otherwise noted)
FORWARD-LOOKING STATEMENTS
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
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed herein and under the heading “Risk Factors” in our 2016 Annual Report on Form 10-K and in any documents incorporated by reference herein that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
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
We are aggressively executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We made significant progress reducing our cost structure through 2016 and the first nine months of 2017, realigning our footprint and streamlining our functional support globally.
We have aligned our segment teams to focus primarily on developing intimate customer relationships and expanding our relevance to customers within each end market. The key areas our end market teams are emphasizing include (i) product management, (ii) channel development, (iii) engineering customer solutions and (iv) project execution and delivery. We made substantial progress in certain of these areas during 2016 and the first nine months of 2017, and have plans to further streamline our operations to simplify and reduce our cost structure. Our ultimate goal is to create a more customer-centric, service-oriented organization and deliver greater value to our customers, investors and employees.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended September 30, 2017, revenues increased $24.3 (5.2%). The increase in revenues was due primarily to increased sales of valves and pumps used in midstream oil applications and aftermarket parts and services in our Power and Energy segment and, to a lesser extent, increased sales of heat exchangers and hydraulic tools in our Industrial segment, as well as the effects of a weakening of the U.S. dollar against various foreign currencies in the third quarter of 2017 relative to the third quarter of 2016.

For the nine months ended September 30, 2017, revenues decreased $78.3 (5.2%). The decrease in revenues was due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the beginning of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.
Income (Loss) before Income Taxes — Income before income taxes improved from a loss of $31.1 in the three months ended October 1, 2016 to income of $22.6 in the three months ended September 30, 2017. The pre-tax loss in the 2016 period included a charge of $38.9 related to the early extinguishment of debt, as a result of our redemption and refinancing in August 2016 of previously outstanding 6.875% senior notes that were due in August 2017. The increase in pre-tax income for the three month period, compared to the respective 2016 period, primarily resulted from there being no similar charge in the 2017 period and, to a lesser extent, an increase in segment profitability and reductions in special charges related to our global realignment program during the respective periods.
Income before income taxes improved from a loss of $478.4 in the nine months ended October 1, 2016 to income of $28.1 in the nine months ended September 30, 2017. The pre-tax loss in the 2016 period included charges of (i) $426.4 related to the impairment of goodwill and intangible assets of our Power and Energy reportable segment and (ii) $38.9 related to the early extinguishment of debt, as noted previously. The increase in pre-tax income for the nine month period, compared to the respective 2016 period, primarily resulted from there being no similar charges in the 2017 period as well as a reduction in special charges related to our global realignment program during the respective periods.
Cash Flows from (used in) Operations — For the nine months ended September 30, 2017, cash flows from operations increased to $117.2 from $(50.0) primarily as a result of (i) improvements in working capital driven by the timing of project execution and associated milestone payments, (ii) pension benefit payments of $65.9 to certain former officers of the Company during the first three quarters of 2016 which did not recur during the corresponding period of 2017 and (iii) reduced payments for incentive compensation.
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
Cyclicality of End Markets, Seasonality and Competition -The financial results of many of our businesses closely follow changes in the industries and end markets they serve. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as sustained lower oil prices in 2016 through the third quarter of 2017, and the uncertainty in future oil prices, continue to impact both operational and capital spending by end customers in our Power and Energy reportable segment. Revenues from food and beverage systems and related services are highly correlated to timing on large construction projects, which may cause significant fluctuations in our financial performance from period to period. Fluctuations in dairy commodity prices and production of dairy related products, particularly those aimed at serving the China market, can influence the timing of capital spending by many end customers in our Food and Beverage reportable segment.
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
The following table provides selected financial information for the three and nine months ended September 30, 2017 and October 1, 2016, respectively, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$491.1	$466.8	5.2	$1,422.3	$1,500.6	(5.2)
Gross profit	159.1	146.1	8.9	451.2	472.1	(4.4)
% of revenues	32.4%	31.3%		31.7%	31.5%
Selling, general and administrative	114.9	107.8	6.6	343.2	359.1	(4.4)
% of revenues	23.4%	23.1%		24.1%	23.9%
Intangible amortization	4.4	4.4	—	13.3	15.8	(15.8)
Impairment of goodwill and intangible assets	—	—	*	—	426.4	*
Special charges	2.3	12.5	(81.6)	17.6	64.3	(72.6)
Other income (expense), net	0.6	0.6	—	(1.8)	(3.1)	(41.9)
Interest expense, net	(15.5)	(14.2)	9.2	(47.2)	(42.9)	10.0
Loss on early extinguishment of debt	—	(38.9)	*	—	(38.9)	*
Income (loss) before income taxes	22.6	(31.1)	*	28.1	(478.4)	*
Income tax benefit (provision)	(9.6)	26.9	*	(12.2)	89.8	*
Net income (loss)	13.0	(4.2)	*	15.9	(388.6)	*
Less: Net income attributable to noncontrolling interests	0.2	0.5	(60.0)	0.2	—	*
Net income (loss) attributable to SPX FLOW, Inc.	$12.8	$(4.7)	*	$15.7	$(388.6)	*

Components of consolidated revenue growth (decline):
Organic growth (decline)			3.4			(4.7)
Foreign currency			1.8			(0.5)
Net revenue growth (decline)			5.2			(5.2)
*Not meaningful for comparison purposes
Revenues - For the three months ended September 30, 2017, the increase in revenues, compared to the respective 2016 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar against various foreign currencies. The increase in organic revenue was due primarily to increased sales of valves and pumps used in midstream oil applications and aftermarket parts and services in our Power and Energy segment and, to a lesser extent, increased sales of heat exchangers and hydraulic tools in our Industrial segment.
For the nine months ended September 30, 2017, the decrease in revenues, compared to the respective 2016 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the beginning of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.
See "Results of Reportable Segments" for additional details.

Gross Profit - The increase in gross profit and margin for the three months ended September 30, 2017, compared to the respective 2016 period, was attributable primarily to the revenue increase noted above, as well as savings from restructuring actions and other cost reduction initiatives and improved productivity in our Poland facility.
The decrease in gross profit for the nine months ended September 30, 2017, compared to the respective 2016 period, was attributable primarily to the revenue decline noted above. The increase in gross margin for the nine months ended September 30, 2017, compared to the respective 2016 period, was due primarily to savings from restructuring actions and other cost reduction initiatives and improved productivity in our Poland facility, partially offset by (i) increased warranty costs in our Power and Energy segment and (ii) an increase in incentive compensation based on the Company’s year-to-date performance relative to certain incentive targets in 2017 as compared to 2016.
See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended September 30, 2017, the increase in SG&A expense, compared to the respective 2016 period, was due primarily to an increase in incentive compensation, based on the Company’s year-to-date performance relative to certain incentive targets in 2017 as compared to 2016, and the effect of a weaker U.S. dollar against various foreign currencies during the three-month period, partially offset by savings from restructuring actions related to our global realignment program and other cost reduction initiatives implemented during 2016 and the first nine months of 2017.
For the nine months ended September 30, 2017, the decrease in SG&A expense, compared to the respective 2016 period, was due primarily to savings from restructuring actions related to our global realignment program and other cost reduction initiatives implemented during 2016 and the first nine months of 2017 and the effects of a stronger U.S. dollar against various foreign currencies during the year-to-date period, which exceeded an increase in incentive compensation for the reason previously noted.
Intangible Amortization - For the nine months ended September 30, 2017, the decrease in intangible amortization, compared to the respective period in 2016, was due primarily to the effects of foreign currency translation and a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016.
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
Special Charges - Special charges for the three and nine months ended September 30, 2017 and October 1, 2016, relate primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and asset impairment and other related charges associated with management's decision to market for sale certain corporate assets. See Note 4 to our condensed consolidated financial statements for the details of actions taken during the three and nine months ended September 30, 2017 and October 1, 2016, respectively.
Other Income (Expense), net - Other income, net, for the three months ended September 30, 2017 was composed of gains on asset sales of $1.4, partially offset by foreign currency (“FX”) losses of $0.4, non-service-related pension and postretirement costs of $0.3, and other items of $0.1. See Note 7 to our condensed consolidated financial statements for additional details related to non-service-related pension and postretirement costs.
Other income, net, for the three months ended October 1, 2016 was composed of non-service-related pension and postretirement benefits of $0.4, FX gains of $0.1 and gains on assets sales of $0.1.
Other expense, net, for the nine months ended September 30, 2017 was composed of FX losses of $3.8 and investment-related losses of $1.4, partially offset by gains on asset sales of $2.9, non-service-related pension and postretirement benefits of $0.1 and other items of $0.4. The investment-related losses represented unrealized losses on our investment in equity securities. See Note 13 to our condensed consolidated financial statements for additional details.

Other expense, net, for the nine months ended October 1, 2016 was composed of FX losses of $2.9, non-service-related pension and postretirement costs of $0.7, net settlement costs of $0.7 related to certain legal and tax-related claims, and investment-related losses of $0.2, partially offset by gains on asset sales of $1.4.
Interest Expense, net - Interest expense, net, for the three and nine months ended September 30, 2017 and October 1, 2016, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Interest expense, net, included interest expense of $16.7 and $15.1, and interest income of $1.2 and $0.9, respectively, during the three months ended September 30, 2017 and October 1, 2016, and interest expense of $50.7 and $45.5, and interest income of $3.5 and $2.6, respectively, during the nine months ended September 30, 2017 and October 1, 2016. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt.
Loss on Early Extinguishment of Debt - As previously noted, in August 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 to "Loss on early extinguishment of debt" during the third quarter of 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.
Income Tax Benefit (Provision) - During the three months ended September 30, 2017, we recorded an income tax provision of $9.6 on $22.6 of pre-tax income, resulting in an effective tax rate of 42.5%. This compares to an income tax benefit for the three months ended October 1, 2016 of $26.9 on $31.1 of pre-tax loss, resulting in an effective tax rate of 86.5%. The effective tax rate for the third quarter of 2017 was impacted by $2.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the third quarter of 2016 was impacted by an income tax benefit of $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country. The effective tax rate for the third quarter of 2016 also reflects the dilutive effect that the large annual forecasted pre-tax loss had on forecasted annual tax expense, since a significant portion of the pre-tax loss related to the goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit in the second quarter of 2016 of which a majority of the goodwill had no basis for income tax purposes.
During the nine months ended September 30, 2017, we recorded an income tax provision of $12.2 on $28.1 of pre-tax income, resulting in an effective tax rate of 43.4%. This compares to an income tax benefit for the nine months ended October 1, 2016 of $89.8 on $478.4 of pre-tax loss, resulting in an effective tax rate of 18.8%. The effective tax rate for the first nine months of 2017 was impacted by (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period, partially offset by (iii) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period. The effective tax rate for the first nine months of 2016 was impacted by income tax benefits of (i) $47.1 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit (an effective tax rate of 11.0%), as (a) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for certain deferred income tax assets, and (ii) the tax incentive realized in Poland related to the expansion of our manufacturing facility in that country, as previously discussed.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$176.4	$173.0	2.0	$518.8	$545.8	(4.9)
Income	19.9	19.6	1.5	52.7	56.9	(7.4)
% of revenues	11.3%	11.3%		10.2%	10.4%
Components of revenue growth (decline):
Organic growth (decline)			0.1			(4.8)
Foreign currency			1.9			(0.1)
Net revenue growth (decline)			2.0			(4.9)
Revenues - For the three months ended September 30, 2017, the increase in revenues, compared to the respective 2016 period, was primarily due to a weakening of the U.S. dollar against various foreign currencies and, to a lesser extent, a small increase in organic revenue. The small increase in organic revenue was due primarily to increased sales of component parts, which was partially offset by reduced revenue from systems projects.
For the nine months ended September 30, 2017, the decrease in revenues, compared to the respective 2016 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2017, compared to the beginning of 2016, due to a decline in dairy pricing which began in 2015, and the resulting impact on the placement of large systems orders throughout 2016 and the first half of 2017.
Income - For the three months ended September 30, 2017, income increased, compared to the respective 2016 period, primarily due to the revenue increase noted above, as well as improved productivity in our Poland facility and savings from restructuring actions and other cost reduction initiatives. The increase in income was largely offset by the effects of an increase in incentive compensation based on the Company’s year-to-date performance relative to certain incentive targets in 2017 as compared to 2016.
For the nine months ended September 30, 2017, income and margin decreased, compared to the respective 2016 period, primarily due to the revenue decline noted above and the effects of an increase in incentive compensation. These declines in income and margin were partially mitigated by improved productivity in our Poland facility and savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $335.2 and $334.2 as of September 30, 2017 and October 1, 2016, respectively. Of the $1.0 year-over-year increase in backlog, $6.4 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar, partially offset by $5.4 attributable to an organic decline.

Power and Energy

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$141.0	$127.3	10.8	$391.9	$432.8	(9.5)
Income	12.8	5.5	132.7	21.3	17.7	20.3
% of revenues	9.1%	4.3%		5.4%	4.1%
Components of revenue growth (decline):
Organic growth (decline)			9.4			(7.8)
Foreign currency			1.4			(1.7)
Net revenue growth (decline)			10.8			(9.5)
Revenues - For the three months ended September 30, 2017, the increase in revenues, compared to the respective 2016 period, was due to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue reflects increased sales of valves and pumps used in midstream oil applications as well as of aftermarket parts and services, partially offset by a decrease in shipments of valve closure and filtration products.
For the nine months ended September 30, 2017, the decrease in revenues, compared to the respective 2016 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period primarily against the British Pound. The decline in organic revenue reflects the impact on revenues of a lower backlog as of the beginning of 2017, compared to the beginning of 2016, due primarily to reduced customer spending, particularly for original equipment used in upstream and midstream oil applications, as well as lower aftermarket revenues. These declines were partially offset by an increase in filtration product revenues.
Income - For the three months ended September 30, 2017, income and margin increased, compared to the respective 2016 period, primarily due to the revenue increase noted above, including particularly the increase in higher margin aftermarket sales, as well as savings from restructuring actions and other cost reduction initiatives.
For the nine months ended September 30, 2017, income and margin increased, compared to the respective 2016 period, primarily due to savings from restructuring actions and other cost reduction initiatives, the effects of which were partially offset by the revenue decline noted above, lower utilization rates at certain manufacturing facilities, and increased warranty costs and incentive compensation.
Backlog - The segment had backlog of $411.2 and $349.9 as of September 30, 2017 and October 1, 2016, respectively. Of the $61.3 year-over-year increase in backlog, $52.3 was attributable to organic growth and $9.0 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to the impact of certain orders received for U.K.-based nuclear safety pumps and original equipment of North American pipeline valves.
Industrial

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Revenues	$173.7	$166.5	4.3	$511.6	$522.0	(2.0)
Income	22.0	23.0	(4.3)	63.9	69.3	(7.8)
% of revenues	12.7%	13.8%		12.5%	13.3%
Components of revenue growth (decline):
Organic growth (decline)			2.3			(1.9)
Foreign currency			2.0			(0.1)
Net revenue growth (decline)			4.3			(2.0)
Revenues - For the three months ended September 30, 2017, the increase in revenues, compared to the respective 2016 period, was due to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to increased sales of heat exchangers and hydraulic tools.
For the nine months ended September 30, 2017, the decrease in revenues, compared to the respective 2016 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower sales of mixers and hydraulic tools, partially offset by increased sales of heat exchangers.
Income - For the three and nine months ended September 30, 2017, income and margin decreased, compared to the respective 2016 periods, primarily due to increased incentive compensation. These reductions in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the periods.
Backlog - The segment had backlog of $214.8 and $178.1 as of September 30, 2017 and October 1, 2016, respectively. Of the $36.7 year-over-year increase in backlog, $33.8 was attributable to organic growth and $2.9 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Nine months ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Total consolidated revenues	$491.1	$466.8	5.2	$1,422.3	$1,500.6	(5.2)
Corporate expense	14.5	13.8	5.1	42.1	45.3	(7.1)
% of revenues	3.0%	3.0%		3.0%	3.0%
Pension and postretirement service costs	0.4	0.4	—	1.1	1.4	(21.4)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense for the three months ended September 30, 2017, compared to the respective 2016 period, was due primarily to increased incentive compensation. The decrease in corporate expense for the nine months ended September 30, 2017, compared to the respective 2016 period, was due primarily to savings from restructuring actions undertaken during 2016 and other cost reduction initiatives, including the effects of restructuring actions on corporate stock-based compensation cost, which was partially offset by increased incentive compensation.
See Note 10 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs (benefits) are reported in “Other income (expense), net.”
See Note 7 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the nine months ended September 30, 2017 and October 1, 2016.

Cash Flow

	Nine months ended
	September 30, 2017	October 1, 2016
Cash flows from (used in) operating activities	$117.2	$(50.0)
Cash flows from (used in) investing activities	23.7	(35.1)
Cash flows from (used in) financing activities	(112.4)	29.2
Change in cash and equivalents due to changes in foreign currency exchange rates	37.5	(12.1)
Net change in cash and equivalents	$66.0	$(68.0)
Operating Activities - During the nine months ended September 30, 2017, the increase in cash flows from operating activities, compared to the same period in 2016, was primarily attributable to (i) improvements in working capital driven by the timing of project execution and associated milestone payments, (ii) pension benefit payments of $65.9 to certain former officers of the Company during the first nine months of 2016 which did not recur during the corresponding period of 2017 and (iii) reduced payments for incentive compensation.
Investing Activities - During the nine months ended September 30, 2017 and October 1, 2016, cash flows from (used in) investing activities were comprised primarily of proceeds from asset sales and other of $37.4 and $2.4, respectively, offset by capital expenditures of $13.7 and $37.3, respectively, associated generally with upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $37.4 during the first nine months of 2017 related primarily to the sale of (i) certain corporate assets which were marketed for sale beginning in the first quarter of 2016, (ii) certain facilities in the EMEA and Asia Pacific regions, and (iii) our former investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details regarding our former investment in the equity security.
Financing Activities - During the nine months ended September 30, 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $83.0 and of our trade receivables financing arrangement of $21.2. Cash flows from financing activities during the comparable period in 2016 related primarily to proceeds received from issuance of our 5.625% and 5.875% senior notes of $600.0, net borrowings under our senior credit facilities of $68.0, and net borrowings under our trade receivables financing arrangement of $26.2, partially offset by repurchases of our 6.875% senior notes of $636.4 (including premiums paid of $36.4), payments of financing fees of $12.6 and net repayments of other financing arrangements of $11.6.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The increase in cash and equivalents due to foreign currency exchange rates of $37.5 in the nine months ended September 30, 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.
The decrease in cash and equivalents due to foreign currency exchange rates of $12.1 in the nine months ended October 1, 2016 reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the British Pound and various other foreign currencies during the period.

Borrowings and Availability
Borrowings —Debt at September 30, 2017 and December 31, 2016 comprised the following:

	September 30, 2017	December 31, 2016
Domestic revolving loan facility	$—	$68.0
Term loan(1)	375.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement(1)	—	21.2
Other indebtedness(2)	40.7	42.4
Less: deferred financing fees(3)	(11.3)	(12.8)
Total debt	1,004.4	1,108.8
Less: short-term debt	24.8	27.7
Less: current maturities of long-term debt	20.4	20.2
Total long-term debt	$959.2	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. On October 31, 2017, we made a voluntary principal prepayment in the amount of $80.0 under the term loan facility. As a result of the prepayment, the outstanding principal amount on the term loan decreased to $295.0. The payment was funded by cash on hand and, to a lesser extent, short-term debt of $20.0. There was no penalty associated with the prepayment.

(2)
Primarily includes capital lease obligations of $15.9 and $14.7 and balances under a purchase card program of $21.3 and $17.9 as of September 30, 2017 and December 31, 2016, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
At September 30, 2017, we were in compliance with all covenants of our senior credit facilities and senior notes.
Availability — At September 30, 2017, we had $442.5 of borrowing capacity under our revolving credit facilities after giving effect to $7.5 reserved for outstanding letters of credit, and $33.1 of available borrowing capacity under our trade receivables financing arrangement. In addition, at September 30, 2017, we had $301.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $198.8 reserved for outstanding bank guarantees and standby letters of credit.
At September 30, 2017, in addition to the revolving lines of credit described above, we had approximately $6.5 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of September 30, 2017.
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

As of September 30, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $36.1 and $28.0 outstanding as of September 30, 2017 and December 31, 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.2 and $21.4 at September 30, 2017 and December 31, 2016, respectively, with scheduled maturities of $19.1 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of September 30, 2017 and December 31, 2016, respectively. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $(0.4) and $0.1 for the three months ended September 30, 2017 and October 1, 2016, respectively, and $(3.8) and $(2.9) for the nine months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.1 (asset) and $2.8 (asset) at September 30, 2017 and December 31, 2016, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at September 30, 2017 for similar debt, was $1,029.1, compared to our carrying value of $999.8.
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

Other Matters
Contractual Obligations - As of September 30, 2017, there were no material changes in our contractual obligations from those disclosed in our 2016 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $2.6 as of September 30, 2017. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.0 to $1.5.
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
Refer to Note 11 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
Global Realignment Program - As disclosed in our 2016 Annual Report on Form 10-K, we are currently executing a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program is intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. We plan to have approximately $35 in cash outflows in support of our realignment program in 2017. Additionally, we expect to recognize pre-tax charges to earnings of approximately $22 in 2017 (we recognized approximately $78 related to the realignment program during 2016 and $18 during the nine months ended September 30, 2017, as discussed in Note 4 to our condensed consolidated financial statements). These realignment actions are expected to be substantially complete by the end of 2017.
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
The following table provides information, as of September 30, 2017, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan(1)	$20.0	$20.0	$335.0	$—	$—	$—	$375.0	$375.0
Average interest rate							3.985%
5.625% senior notes	—	—	—	—	—	300.0	300.0	314.3
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	315.0
Average interest rate							5.875%

(1)
On October 31, 2017, we made a voluntary principal prepayment in the amount of $80.0 under the term loan facility. As a result of the prepayment, the outstanding principal amount on the term loan decreased to $295.0, and the debt obligation due after 2 years but within 3 years was reduced from $335.0 to $255.0. The payment was funded by cash on hand and, to a lesser extent, short-term debt of $20.0.

We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $36.1 outstanding as of September 30, 2017, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $19.2 at September 30, 2017, with scheduled maturities of $19.1 and $0.1 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.2 (gross assets) and $0.1 (gross liabilities) as of September 30, 2017.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rules 13a-15 and 15d-15, no changes during the quarter ended September 30, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the repurchases of common stock during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
7/2/17 - 7/31/17	—	$—	—
8/1/17 - 8/31/17	4,275	32.61	—
9/1/17 - 9/30/17	507	33.47	—
Total	4,782		—

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

SPX FLOW, Inc.
(Registrant)

Date: November 1, 2017	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: November 1, 2017	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and October 1, 2016; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and October 1, 2016; (iii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2017 and October 1, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and October 1, 2016; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________