Form 10-K
period 2017-12-31
SPX FLOW, Inc.
filed 2018-02-06
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of February 2, 2018 were 42,492,776.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting to be held on May 9, 2018 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX

PART I
ITEM 1. Business
(All currency and share amounts are in millions)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. Particular risks facing us include business, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures, and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of businesses, which is subject to change as management selects strategic markets.
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
BUSINESS
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) were wholly-owned by SPX Corporation (the “former Parent”) until September 26, 2015, at which time the former Parent distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the “Spin-Off”).  Since that time we have been an independent, publicly-traded company on the NYSE under the ticker symbol FLOW.
We are a global supplier of highly specialized, engineered solutions with approximately 7,000 employees, operations in over 30 countries and sales in over 150 countries around the world.  We innovate with customers to help feed and enhance the world by designing, delivering and servicing high value solutions at the heart of growing and sustaining our diverse communities.  We aspire to be a worldwide leader in sustainable solutions which ensure the controlled and measured movements of life’s essential elements.
Our total revenue in 2017 was $2.0 billion, with approximately 40%, 37%, and 23% from sales into the Americas, EMEA, and Asia Pacific regions, respectively. We report our business results in three segments:  Food and Beverage, Power and Energy and Industrial.  In 2017, 37% of our revenues were reported in our Food and Beverage reportable segment, 35% of revenues were reported in our Industrial reportable segment and 28% of revenues were reported in our Power and Energy reportable segment.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, oil and gas, power generation (including nuclear and conventional), chemical processing, compressed air and mining.  Our products are used across a variety of severe duty and high standard customer applications as well as certain highly regulated environments such as sanitary processing and nuclear power applications.
Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.
Between 2015 and 2017 we executed a multi-year, global realignment plan to transition our organization to an operating structure, improve our competitive position and increase our ability to serve customers. As part of this plan, we optimized our global footprint by consolidating eight manufacturing sites and a shared service center.  In addition, we improved our capabilities in high value countries, streamlined several business processes and reduced selling, general and administrative expense across our support functions. The majority of the improvements tied to the global realignment program are structural in nature to allow us to operate at a lower cost structure and more efficiently.
                We have aligned our segment teams to focus primarily on developing intimate customer relationships and expanding our relevance to customers within each end market.  The key areas our end market teams are emphasizing include (i) product management, (ii) channel development, (iii) localization and (iv) project execution and delivery. We made substantial progress in these areas during 2016 and 2017. Our ultimate goal was to create a more customer-centric, service-oriented organization and deliver greater value to our customers, investors and employees.
REPORTABLE SEGMENTS
Our business is organized into three reportable segments — Food and Beverage, Power and Energy and Industrial. The following summary describes the products and services offered by each of our reportable segments:
Food and Beverage:  Our Food and Beverage reportable segment had revenues of $715.9, $728.3, and $869.8 in 2017, 2016 and 2015, respectively, and backlog of $371.7 and $295.7 as of December 31, 2017 and 2016, respectively. Approximately 76% of the segment's backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, turn-key solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include mixing, drying, evaporation and separation systems and components, heat exchangers, and reciprocating and centrifugal pump technologies. We also design and construct turn-key systems that integrate many of these products for our customers. Our core brands include Anhydro, APV, Bran+Luebbe, Gerstenberg Schroeder, LIGHTNIN, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A., and various regional companies.
Power and Energy: Our Power and Energy reportable segment had revenues of $543.2, $562.7 and $750.2 in 2017, 2016 and 2015, respectively, and backlog of $409.1 and $323.9 as of December 31, 2017 and 2016, respectively. Approximately 74% of the segment's backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells, and in pipeline applications. The underlying driver of this segment includes demand for power and energy. Key products for the segment include pumps, valves and the related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty, and Vokes. The segment's primary competitors are Cameron, Ebara Fluid Handling, Flowserve Corporation, ITT Goulds Pumps, KSB AG, and Sulzer Ltd.
Industrial: Our Industrial reportable segment had revenues of $692.4, $705.0 and $768.5 in 2017, 2016 and 2015, respectively, and backlog of $217.3 and $164.5 as of December 31, 2017 and 2016, respectively. Approximately 90% of the segment's backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Core brands include Airpel, APV, Bolting Systems, Delair, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team, and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Actuant, Enerpac, IDEX Viking Pump, KSB AG, Parker Domnick Hunter and various regional companies.
See Note 4 to our consolidated and combined financial statements for more information on the results of our reportable segments, including revenues by geographic area.

Acquisitions
We did not acquire any businesses in 2017. As part of our long-term strategy, we plan to evaluate potential acquisitions that (a) are complementary to our existing products and services, (b) increase our relevance to customers and our capabilities to serve them, (c) expand our global capabilities and accelerate our localization strategy and (d) expand our end market reach.
International Operations
We are a multinational corporation with operations in over 30 countries. Sales outside the United States were $1,258.5, $1,298.8 and $1,552.0 in 2017, 2016 and 2015, respectively.
See Note 4 to our consolidated and combined financial statements for more information on our international operations.
Research and Development
We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities. We expensed $17.4, $19.4 and $19.1 in 2017, 2016 and 2015, respectively, of research activities relating to the development and improvement of our products.
Intellectual Property
We own approximately 153 domestic and 271 foreign patents, including 58 patents that were issued in 2017, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to "Risk Factors."
Raw Materials
We purchase a wide variety of raw materials, including steel, titanium, nickel and petroleum-based products. Where appropriate, we may enter into long-term supply arrangements or fixed-cost contracts to lower the overall cost of raw materials. In addition, due to our diverse product and service offering, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. However, we are not dependent on any one supplier or a limited number of suppliers. Lastly, we continue to centralize certain aspects of supply chain management in an effort to ensure adequate materials are available for production at low cost.
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
Employment
As of December 31, 2017, we had approximately 7,000 employees. Less than 1% of our U.S. employees are covered under collective bargaining agreements, while certain of our non-U.S. employee groups are covered by various collective labor arrangements. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
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
In 2017, approximately 64% of our revenues were generated outside the United States, and approximately 24% of our revenues were generated from sales into emerging markets. We manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

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
The UK held a referendum on June 23, 2016 on its membership in the EU. A majority of UK voters voted to exit the EU (“Brexit”), and negotiations have commenced to determine the future terms of the UK’s relationship with the EU. The UK has formally initiated the withdrawal process and is scheduled to exit the EU on March 29, 2019, a date that can be extended by vote of the member nations. Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the terms of exit will be, they may impair the ability of our operations in the EU to transact business in the future in the UK, and similarly the ability of our UK operations to transact business in the future in the EU. Specifically, it is possible that there will be greater restrictions on imports and exports between the UK and EU countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the UK and the EU, which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows.
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
Demand for most of our products and services depends on the level of new capital investment and planned maintenance expenditures by our customers. The level of capital expenditures by our customers fluctuates based on planned expansions, new builds and repairs, general economic conditions, availability of credit, and expectations of future market behavior. Any of these factors, individually or in the aggregate, could have a material adverse effect on our customers and, in turn, our business, financial condition, results of operations and cash flows.
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
We are increasingly dependent on information technology ("IT") networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers, and we rely on the systems and services of a variety of vendors to meet our data processing and communication needs. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information, other confidential business information or other information subject to data privacy laws. If we are unable to prevent, detect or adequately respond to such breaches, our operations could be disrupted, our competitiveness could be adversely affected or we may suffer financial damage or loss because of lost or misappropriated information or regulatory penalties. Such incidents also could require significant management attention and resources and result in increased costs.
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
Substantially all our revenues are recorded and earned under fixed-price arrangements. A portion of our revenues and earnings is generated through long-term contracts. We recognize revenues for the majority of these long-term contracts using the percentage-of-completion method of accounting whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. During 2017, 2016 and 2015, approximately 13.7%, 17.0% and 20.5%, respectively, of our total revenues were recorded under the percentage-of-completion method.
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
See Note 3 to our consolidated and combined financial statements for discussion regarding the expected impact of our adoption of new guidance for revenue recognition effective in the first quarter of 2018.
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
At December 31, 2017, we had goodwill and other intangible assets, net, of $1,121.6. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our reporting units and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2017, we had the ability to issue up to an additional 1.4 shares as restricted stock shares, restricted stock units, or stock options under our SPX FLOW Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares through other mechanisms. Additional shares granted and/or issued would have a dilutive effect on our earnings per share.
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
At December 31, 2017, we had $895.6 in total indebtedness. On that same date, we had $443.0 of borrowing capacity under our revolving credit facilities, after giving effect to $7.0 reserved for outstanding letters of credit, and $33.8 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at December 31, 2017, we had $313.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $186.9 reserved for outstanding letters of credit. At December 31, 2017, our cash and equivalents balance was $263.7. See MD&A and Note 10 to our consolidated and combined financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
Under the Code and U.S. Treasury Regulations, each corporation that was a member of our former Parent's consolidated group for U.S. federal income tax purposes during any taxable period (or portion thereof) ending on or before the effective time of the Spin-Off is jointly and severally liable for the entire U.S. federal income tax liability of our former Parent's consolidated group for that taxable period subsequent to the year ended December 31, 2013. Our Tax Matters Agreement with our former Parent generally allocates economic responsibility for taxes of our former Parent's consolidated group to our former Parent. However, if our former Parent is unable to pay any such taxes, we could be liable for the entire amount of such taxes, which would include taxes arising out of the Spin-Off if our former Parent were to take an action (over which we may have no control) that causes the Spin-Off to be taxable to our former Parent.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties, including manufacturing, engineering, and sales offices as of December 31, 2017:

			Approximate Square Footage
	Location	No. of Facilities	Owned	Leased
			(in millions)
Food and Beverage	2 U.S. states and 10 foreign countries	18	0.6	1.1
Power and Energy	5 U.S. states and 9 foreign countries	25	1.8	0.6
Industrial	6 U.S. states and 13 foreign countries	31	1.0	0.4
Total		74	3.4	2.1
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

The following table lists the locations of our primary manufacturing facilities as of December 31, 2017:

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
Killarney, Ireland
Moers, Germany
Newbury, U.K.
Norderstedt, Germany
Penistone, U.K.
Santorso, Italy
Silkeborg, Denmark
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
The number of shareholders of record of our common stock as of February 2, 2018 was 3,262.
The following table sets forth the reported high and low trading prices for our common stock for each quarterly period during the years 2017 and 2016 as reported on the NYSE.

	High	Low
2017:
4th Quarter	$48.21	$38.80
3rd Quarter	39.25	31.10
2nd Quarter	40.66	33.15
1st Quarter	36.83	31.06

	High	Low
2016:
4th Quarter	$33.86	$22.34
3rd Quarter	31.06	23.50
2nd Quarter	31.58	23.71
1st Quarter	28.56	14.85
Any dividends in future periods, including declaration, record and payment dates, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, ongoing capital needs, financial condition and other factors that the Board of Directors may deem relevant, as well as our ability to declare and pay dividends.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
10/1/17 - 10/31/17	—	$—	—	—
11/1/17 - 11/30/17	470	41.01	—	—
12/1/17 - 12/31/17	9,591	46.79	—	—
Total	10,061		—	—
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

	SPX FLOW	S&P 500	S&P 1500 Industrials
9/26/2015	$100.00	$100.00	$100.00
12/31/2015	$82.10	$109.20	$109.60
4/2/2016	$70.88	$109.80	$112.92
7/2/2016	$70.79	$110.99	$114.10
10/1/2016	$90.03	$114.85	$119.48
12/31/2016	$94.29	$118.97	$128.34
4/1/2017	$102.09	$125.56	$133.10
7/1/2017	$108.47	$128.78	$138.31
9/30/2017	$113.41	$133.88	$144.02
12/31/2017	$139.85	$142.08	$152.41

ITEM 6. Selected Financial Data
The following table presents our selected historical consolidated and combined financial data as of and for each of the years in the five-year period ended December 31, 2017. Our historical consolidated and combined financial statements, prior to the Spin-Off, included certain expenses of our former Parent that were charged to us for certain corporate centralized functions and programs, including information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. In addition, for purposes of preparing the consolidated and combined financial statements prior to the Spin-Off, a portion of our former Parent’s total corporate costs were allocated to such financial statements, with the allocations related primarily to (i) the support provided by our former Parent's executive management, finance and accounting, legal, risk management, and human resource functions and (ii) costs associated with our former Parent's Charlotte, NC corporate headquarters and its Asia Pacific corporate center in Shanghai, China. Our historical consolidated and combined financial statements, prior to the Spin-Off, also do not reflect the allocation of certain assets and liabilities between our former Parent and us. Consequently, the financial information included here may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the historical periods presented.
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
(in millions, except per share amounts)

	As of and for the year ended December 31,
Summary of operations:	2017	2016	2015	2014	2013
Revenues	$1,951.5	$1,996.0	$2,388.5	$2,769.6	$2,804.8
Operating income (loss)(1)(2)	119.1	(382.6)	154.4	285.4	238.0
Other income (expense), net(3)	1.3	(3.4)	0.9	(28.6)	(12.0)
Interest expense, net(4)	(62.5)	(57.1)	(18.1)	(23.4)	(34.7)
Loss on early extinguishment of debt(5)	—	(38.9)	—	—	—
Income (loss) before income taxes	57.9	(482.0)	137.2	233.4	191.3
Income tax benefit (provision)(6)	(11.1)	101.0	(49.8)	(97.5)	(58.8)
Net income (loss)	46.8	(381.0)	87.4	135.9	132.5
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.8	(0.1)	1.4	1.5
Net income (loss) attributable to SPX FLOW, Inc.	$46.4	$(381.8)	$87.5	$134.5	$131.0
Basic income (loss) per share of common stock	$1.11	$(9.23)	$2.14	$3.30	$3.21
Diluted income (loss) per share of common stock	$1.10	$(9.23)	$2.14	$3.29	$3.20
Other financial data:
Total assets(7)	$2,689.0	$2,603.2	$3,304.2	$4,028.1	$4,490.7
Total debt(8)	895.6	1,108.8	1,032.1	1,021.1	1,006.4
Other long-term obligations	188.8	187.7	275.4	342.8	382.7
Mezzanine equity(9)	22.2	20.1	—	—	—
SPX FLOW, Inc. shareholders' equity(9)	942.1	740.6	1,259.1	1,925.4	2,238.9
Noncontrolling interests(9)	9.7	1.5	11.5	13.4	11.6
Capital expenditures	19.4	44.0	57.0	40.7	23.4
Depreciation and amortization	61.2	64.7	61.9	65.8	69.9

(1)
During 2017, we recognized Special Charges totaling $18.5 related to our global realignment program, which included, amongst other costs, charges associated with (i) the consolidation and relocation of various manufacturing operations primarily within the EMEA region into an existing facility in Poland, (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, operational, and administrative functions across all segments and regions, (iii) severance and other costs associated with the relocation of certain engineering functions, principally in our Food and Beverage and Industrial segments, to lower-cost countries, and (iv) asset impairment and other related charges of $3.6 in connection with the sale of certain corporate assets during the year.

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

(3)
During 2017, 2016, 2015, 2014, and 2013, we recognized expense (benefit) related to changes in the fair value of plan assets, actuarial gains/losses, and settlement/curtailment gains/losses of $(2.0), $0.5, $6.3, $25.8, and $2.0, respectively, associated with our and our former Parent's pension and postretirement benefit plans. See Note 8 to our consolidated and combined financial statements for further discussion of employee benefit plans sponsored by us and sponsored by our former Parent. During 2017, we also recognized a benefit of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of our foreign defined benefit pension obligations.

(4)
During 2015, 2014, and 2013, we recognized interest expense, net, of $2.2, $25.8, and $36.3 on related party notes receivable and payable in which our former Parent, or its affiliates that were not part of the Spin-Off, were the counterparties.

(5)
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

(6)
During 2017, the income tax provision was impacted by an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $11.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.

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

(7)	Included in total assets as of December 31, 2014 and 2013 are related party notes receivable of $707.1 and $763.4, respectively.

(8)
Included in total debt as of December 31, 2017, 2016, and 2015 are deferred financing fees of $10.2, $12.8, and $5.2, respectively, incurred in connection with our senior notes and term loan. Included in total debt as of December 31, 2014 and 2013 are related party notes payable of $1,003.1 and $988.4, respectively.

(9)
Mezzanine equity as of December 31, 2017 and 2016 represents the current exercise value of certain put options that independent noncontrolling shareholders in certain foreign subsidiaries of the Company have under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX Flow, Inc.) upon the satisfaction of certain conditions, including the passage of time. None of the noncontrolling interest put options are exercisable at this time. The mezzanine balance at December 31, 2017 reflects a reclassification from the paid-in-capital and to the noncontrolling interests balances of $7.8 and $(8.2), respectively, during 2017, as well as an increase during 2017 from foreign currency translation of $2.5. The mezzanine equity balance at December 31, 2016 reflects a reclassification from the noncontrolling interests and accumulated other comprehensive loss balances of $6.9 and $13.2, respectively, during 2016.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All currency and share amounts are in millions, unless otherwise noted)
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
Summary of Operating Results
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues

•
In 2017, decreased 2.2% to $1,951.5, primarily as a result of reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the beginning of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.

•
In 2016, decreased 16.4% to $1,996.0, primarily as a result of the impacts of lower oil and dairy prices on orders and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies.

Income (Loss) before Income Taxes

•
In 2017, increased from $(482.0) to $57.9. The pre-tax loss in the 2016 period included charges of (i) $442.2 related to the impairment of goodwill and intangible assets primarily of our Power and Energy reportable segment and (ii) $38.9 related to the early extinguishment of debt as a result of our redemption and refinancing in August 2016 of previously outstanding 6.875% senior notes that were due in August 2017. The increase in pre-tax income compared to 2016 primarily resulted from there being no similar charges in the 2017 period as well as a reduction in special charges related to our global realignment program during 2017.

•
In 2016, decreased from $137.2 to $(482.0), primarily as a result of goodwill and intangible assets impairment charges of $442.2 in 2016, compared to $22.7 in 2015. The reduction in pre-tax income, compared to 2015, resulted primarily from these impairment charges and, to a lesser extent, a decline in segment profitability, an increase in net interest expense, a loss on early extinguishment of debt in 2016 as noted above, and an increase in special charges related to our global realignment program during the period. These items were partially offset by reductions in corporate expense resulting from reduced incentive compensation expense and savings realized from the global realignment program, as well as a decline in pension and postretirement expense.

Cash Flows from (used in) Operations

•
In 2017, increased to $205.0 (from $(27.9) in 2016), primarily as a result of (i) improvements in working capital driven by the timing of project execution and associated milestone payments, (ii) pension benefit payments of $65.9 to certain former officers of the Company during 2016 which did not recur during 2017 and (iii) reduced payments for incentive compensation.

•
In 2016, decreased to $(27.9) (from $213.6 in 2015), primarily as a result of a decline in segment profitability, pension benefit payments of $65.9 during 2016 as noted above, an increase in cash spending on restructuring actions, and interest payments related to our senior notes.

RESULTS OF OPERATIONS
Cyclicality of End Markets, Seasonality and Competition - The financial results of many of our businesses closely follow changes in the industries and end markets they serve. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as sustained lower oil prices in 2016, directly impacted operational and capital spending by end customers in our Power and Energy reportable segment and indirectly in our Industrial reportable segment.  As such, we entered 2017 with a lower opening backlog than in previous years in these two segments.  As oil prices improved throughout 2017, our order intake within the Power and Energy and Industrial reportable segments also improved.
In our Food and Beverage reportable segment, system revenues are highly correlated to timing on capital projects, which may cause significant fluctuations in our financial performance from period to period. Fluctuations in dairy commodity prices and production of dairy related products, particularly those aimed at serving the China market, can influence the timing of capital spending by many end customers in our Food and Beverage reportable segment.
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

Years Ended December 31, 2017, 2016 and 2015
The following table provides selected financial information for the years ended December 31, 2017, 2016 and 2015, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,
	2017	2016	2015	2017 vs. 2016%	2016 vs. 2015%
Revenues	$1,951.5	$1,996.0	$2,388.5	(2.2)	(16.4)
Gross profit	616.4	624.6	792.2	(1.3)	(21.2)
% of revenues	31.6%	31.3%	33.2%
Selling, general and administrative	460.4	465.2	549.1	(1.0)	(15.3)
% of revenues	23.6%	23.3%	23.0%
Intangible amortization	17.6	20.0	23.4	(12.0)	(14.5)
Impairment of goodwill and intangible assets	—	442.2	22.7	*	*
Special charges	19.3	79.8	42.6	(75.8)	87.3
Other income (expense), net	1.3	(3.4)	0.9	(138.2)	*
Related party interest expense, net	—	—	(2.2)	*	(100.0)
Interest expense, net	(62.5)	(57.1)	(15.9)	9.5	*
Loss on early extinguishment of debt	—	(38.9)	—	*	*
Income (loss) before income taxes	57.9	(482.0)	137.2	(112.0)	*
Income tax benefit (provision)	(11.1)	101.0	(49.8)	(111.0)	*
Net income (loss)	46.8	(381.0)	87.4	(112.3)	*
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.8	(0.1)	(50.0)	*
Net income (loss) attributable to SPX FLOW, Inc.	$46.4	$(381.8)	$87.5	(112.2)	*
Components of consolidated and combined revenue decline:
Organic decline				(3.0)	(14.2)
Foreign currency				0.8	(2.2)
Net revenue decline				(2.2)	(16.4)

* Not meaningful for comparison purposes.
Revenues - For 2017, the decrease in revenues, compared to 2016, was due primarily to a decrease in organic revenue, partially offset by a weakening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the beginning of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively. See "Results of Reportable Segments" for additional details.
For 2016, the decrease in revenues, compared to 2015, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to the impacts of lower oil and dairy prices on customer order patterns. See "Results of Reportable Segments" for additional details.
Gross Profit - The decrease in gross profit for 2017, compared to 2016, was attributable primarily to the revenue decline noted above. The increase in gross margin for 2017, compared to 2016, was due primarily to savings from restructuring actions and other cost reduction initiatives and improved productivity in our Poland facility, partially offset by an increase in incentive compensation based on the Company’s performance relative to certain incentive targets in 2017 as compared to 2016. See "Results of Reportable Segments" for additional details.
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
Selling, General and Administrative (“SG&A”) Expense - For 2017, the decrease in SG&A expense, compared to 2016, was due primarily to savings from restructuring actions related to our global realignment program and other cost reduction initiatives implemented during 2016 and 2017, partially offset by an increase in incentive compensation for the reason previously noted.

For 2016, the decrease in SG&A expense, compared to 2015, was due primarily to (i) reduced incentive compensation expense due to lower profitability in 2016 compared to 2015, (ii) savings from restructuring actions resulting from our global realignment program, announced during the first quarter of 2016, (iii) a reduction in stock-based compensation expense (see “Corporate Expense and Pension and Postretirement Service Costs” for additional details), and (iv) the effect of a stronger U.S. dollar against various foreign currencies during the period.
Prior to the Spin-Off in September 2015, SG&A expense included allocations of general corporate expenses from our former Parent, including pension and postretirement expense and stock-based compensation expense. See Note 1 to our consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.
Intangible Amortization - For 2017 and 2016, the decrease in intangible amortization, compared to 2016 and 2015, respectively, was due primarily to a reduction in intangible assets subject to amortization that resulted primarily from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016 and, to a lesser extent, the effect of a stronger U.S. dollar against various foreign currencies in 2016 compared to 2015.
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
Special Charges - Special charges for 2017, 2016 and 2015 related primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines, as well as asset impairment charges. See Note 5 to our consolidated and combined financial statements for the details of restructuring actions taken in 2017, 2016 and 2015. The components of special charges were as follows:

	Year ended December 31,
	2017	2016	2015
Employee termination costs	$11.5	$50.5	$38.5
Facility consolidation costs	2.9	9.3	2.5
Other cash costs, net	—	0.3	—
Non-cash asset write-downs and other	4.9	19.7	1.6
Total(1)	$19.3	$79.8	$42.6

(1)
Includes $4.5, $16.5 and $23.0 in 2017, 2016 and 2015, respectively, related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland, as well as $3.3 in 2017 related to the consolidation and relocation of two manufacturing operations, located in Sweden and the Netherlands, to the facility in Poland and other locations.

Other Income (Expense), net - Other income, net, for 2017 was composed of gains of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of the Company's foreign defined benefit pension obligations, net gains on asset sales and other of $2.9, non-service-related pension and postretirement benefits of $0.9 and other items of $0.3, partially offset by foreign currency (“FX”) losses of $4.9 and investment-related losses of $1.4. The investment-related losses represented unrealized losses on our investment in an equity security. See Note 14 to our consolidated and combined financial statements for additional details.
Other expense, net, for 2016 was composed of non-service related pension and postretirement costs of $2.5, FX losses of $2.2, net settlement costs related to certain legal and tax-related claims of $0.7 and investment-related losses of $0.5, partially offset by net gains on asset sales and other of $2.5.

Other income, net, for 2015 was composed of net gains on asset sales and other of $8.0, FX gains of $1.1 and investment-related earnings of $0.7, partially offset by non-service related pension and postretirement costs of $8.9.
Related Party Interest Expense, net - Related party interest expense, net, in 2015 was comprised of interest on notes receivable and notes payable with our former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as the counterparties. See Note 15 to our consolidated and combined financial statements for additional details on our related party notes.
Related party interest expense, net, for 2015 was comprised of $28.4 of interest expense, partially offset by $26.2 of interest income. All related party notes payable were extinguished by way of capital contribution to the Company by our former Parent, and all related party notes receivable were transferred to our former Parent or canceled by the Company, prior to the Spin-Off.
Interest Expense, net - Interest expense, net, is comprised primarily of interest expense related to (i) our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our trade receivables financing arrangement, after the Spin-Off, and (ii) capital lease obligations and miscellaneous lines of credit during all periods presented, partially offset by interest income on cash and equivalents.
Interest expense, net, included interest expense of $67.2, $60.6 and $18.0, and interest income of $4.7, $3.5 and $2.1, respectively, during 2017, 2016 and 2015, respectively. See Note 10 to our consolidated and combined financial statements for additional details on our third-party debt.
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
Income Tax Benefit (Provision) - During 2017, we recorded an income tax provision of $11.1 on $57.9 of income before income taxes, resulting in an effective tax rate of 19.2%. The effective tax rate for 2017 was impacted by an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $11.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2016, we recorded an income tax benefit of $101.0 on $482.0 of loss before income taxes, resulting in an effective tax rate of 21.0%. The effective tax rate for 2016 was impacted by tax benefits of (i) $59.3 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit during the second quarter (an effective tax rate of 13.9%), as (a) the majority of the goodwill of the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for deferred income tax assets in certain jurisdictions, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.
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

Food and Beverage

	Year ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Revenues	$715.9	$728.3	$869.8	(1.7)	(16.3)
Income	74.9	75.1	104.4	(0.3)	(28.1)
% of revenues	10.5%	10.3%	12.0%
Components of revenue growth (decline):
Organic decline				(2.7)	(15.2)
Foreign currency				1.0	(1.1)
Net revenue decline				(1.7)	(16.3)
Revenues - For 2017, the decrease in revenues, compared to 2016, was due to a decrease in organic revenue, partially offset by the weakening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2017, compared to the beginning of 2016, due to a decline in dairy pricing which began in 2015, and the resulting impact on the placement of large systems orders throughout 2016 and the first half of 2017. The reduced volume of systems revenue in 2017 was partially offset by increased revenues of component parts and aftermarket sales.
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
Income - For 2017, the moderate decrease in income and increase in margin, compared to 2016, was primarily due to the revenue decline noted above and the effects of an increase in incentive compensation, which were substantially mitigated by improved productivity in our Poland facility, improved project execution, and savings from restructuring actions and other cost reduction initiatives.
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
Backlog - The segment had backlog of $371.7 and $295.7 as of December 31, 2017 and 2016, respectively. Of the $76.0 year-over-year growth in backlog, $49.9 was attributable to organic growth and $26.1 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to the impact of two orders in the aggregate amount of $71.5 awarded to the Company during the fourth quarter of 2017, related to dairy processing systems in the EMEA region. Under existing accounting principles, approximately 76% of the segment's backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. See Note 3 to our consolidated and combined financial statements for additional details regarding changes in revenue recognition methods that become effective in the first quarter of 2018.
Power and Energy

	Year ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Revenues	$543.2	$562.7	$750.2	(3.5)	(25.0)
Income	35.5	25.4	83.8	39.8	(69.7)
% of revenues	6.5%	4.5%	11.2%
Components of revenue decline:
Organic decline				(3.5)	(21.0)
Foreign currency				—	(4.0)
Net revenue decline				(3.5)	(25.0)

Revenues - For 2017, the decrease in revenues, compared to 2016, was due to a decrease in organic revenue. The decline in organic revenue reflects the impact on revenues of a lower backlog as of the beginning of 2017, compared to the beginning of 2016, due primarily to reduced customer spending, particularly for original equipment used in upstream and midstream oil applications, as well as lower aftermarket revenues.
For 2016, the decrease in revenues, compared to 2015, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies, primarily the British Pound. The decrease in organic revenue was due primarily to the impact on revenues of a lower backlog as of the beginning of 2016, compared to 2015, due to lower oil prices, as well as the impact of such lower prices on customer order patterns during 2016. In addition, organic revenue declined as a result of revenues realized from a large nuclear project during 2015 which did not recur in 2016.
Income - For 2017, income and margin increased, compared to 2016, primarily due to savings from restructuring actions and other cost reduction initiatives, the effects of which were partially offset by the revenue decline noted above and increased incentive compensation.
For 2016, income and margin decreased, compared to 2015, primarily due to the revenue decline mentioned above, including primarily lower revenue from high margin aftermarket and valve sales as well as low utilization rates at certain manufacturing locations.  These declines were partially offset by savings from restructuring actions and other cost reduction initiatives during the period.
Backlog - The segment had backlog of $409.1 and $323.9 as of December 31, 2017 and 2016, respectively. Of the $85.2 year-over-year growth in backlog, $58.0 was attributable to organic growth, primarily to the impact of certain orders received for pumps and midstream valves and $27.2 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. Under existing accounting principles, approximately 74% of the segment's backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. See Note 3 to our consolidated and combined financial statements for additional details regarding changes in revenue recognition methods that become effective in the first quarter of 2018.
Industrial

	Year ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Revenues	$692.4	$705.0	$768.5	(1.8)	(8.3)
Income	86.1	98.8	105.0	(12.9)	(5.9)
% of revenues	12.4%	14.0%	13.7%
Components of revenue growth (decline):
Organic decline				(2.8)	(6.6)
Foreign currency				1.0	(1.7)
Net revenue decline				(1.8)	(8.3)
Revenues - For 2017, the decrease in revenues, compared to 2016, was due to a decrease in organic revenue, partially offset by the weakening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to lower sales of mixers including, but not limited to, the result of the revenues realized from the shipment of a large mixer project during the fourth quarter of 2016 which did not recur in 2017.
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
Income - For 2017, income and margin decreased, compared to 2016, primarily due to the revenue decline noted above as well as to increased incentive compensation. These reductions in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the period.
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
Backlog - The segment had backlog of $217.3 and $164.5 as of December 31, 2017 and 2016, respectively. Of the $52.8 year-over-year growth in backlog, $41.7 was attributable to organic growth and $11.1 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. Under existing accounting principles, approximately 90% of the segment's backlog as of December 31, 2017 is expected to be recognized as revenue during 2018. See Note 3 to our consolidated and combined financial statements for additional details regarding changes in revenue recognition methods that become effective in the first quarter of 2018.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Year ended December 31,			2017 vs. 2016%	2016 vs. 2015%
	2017	2016	2015
Total consolidated and combined revenues	$1,951.5	$1,996.0	$2,388.5	(2.2)	(16.4)
Corporate expense	56.6	58.0	71.6	(2.4)	(19.0)
% of revenues	2.9%	2.9%	3.0%
Pension and postretirement service costs	1.5	1.9	1.9	(21.1)	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China for the period subsequent to the Spin-Off in September 2015. Corporate expense included allocations of general corporate expenses from our former Parent that largely related to the cost of corporate functions and/or resources provided by our former Parent for the period prior to the Spin-Off. See Note 1 to our consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs prior to the Spin-Off. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense during 2017, compared to 2016, was due primarily to savings from restructuring actions undertaken during 2016 and other cost reduction initiatives, including the effects of restructuring actions on corporate stock-based compensation expense, which was partially offset by increased incentive compensation based on the Company's performance relative to certain incentive targets in 2017, as compared to 2016.
The decrease in corporate expense during 2016, compared to 2015, was due primarily to a reduction in (i) corporate stock-based compensation expense and (ii) incentive compensation expense associated with lower profitability in 2016, compared to 2015.
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
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. Prior to the Spin-Off, certain eligible employees associated with SPX FLOW were participants in defined benefit pension and postretirement plans sponsored by our former Parent. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs (benefits) are recorded in "Other income (expense), net."
During 2017, pension and postretirement service costs decreased, compared to 2016, as a result of cessation of the accrual of future benefits by participants in a defined benefit pension plan in the Netherlands effective during the first quarter of 2017. The accumulated obligations for future pension payments to participants in this plan were also transferred to an insurance company at that time. Under the agreement, the insurance company irrevocably assumed the obligation to make future pension payments to the approximately 60 participants of this plan.
Pension and postretirement service costs for the period subsequent to the Spin-Off in September 2015 represents service costs associated with plans that SPX FLOW sponsors. For the period prior to the Spin-Off, pension and postretirement service costs represents net periodic service costs associated with the plans we sponsor as well as an allocation of a portion of the net periodic service costs associated with the plans sponsored by our former Parent. See Note 1 to our consolidated and combined financial statements for further details on our methodology for allocating corporate-related costs prior to the Spin-Off.

See Note 8 to our consolidated and combined financial statements for further details on our pension and postretirement plans, as well as our allocated portion of costs related to plans sponsored by our former Parent prior to the Spin-Off.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash and equivalents, for the years ended December 31, 2017, 2016 and 2015.
Cash Flow

	Year ended December 31,
	2017	2016	2015
Cash flows from (used in) operating activities	$205.0	$(27.9)	$213.6
Cash flows from (used in) investing activities	17.8	(40.0)	(44.8)
Cash flows from (used in) financing activities	(218.6)	21.1	(68.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	44.4	(34.0)	(21.4)
Net change in cash and equivalents	$48.6	$(80.8)	$79.3
Years Ended December 31, 2017 and 2016
Operating Activities—During 2017, the increase in cash flows from operating activities, compared to 2016, was primarily attributable to (i) improvements in working capital driven by the timing of project execution and associated milestone payments, (ii) pension benefit payments of $65.9 to certain former officers of the Company during 2016 which did not recur during 2017 and (iii) reduced payments for incentive compensation.
Investing Activities—During 2017, cash flows from investing activities were comprised primarily of proceeds from asset sales and other of $37.4, partially offset by capital expenditures of $19.4, associated generally with upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $37.4 in 2017 related primarily to the sale of (i) certain corporate assets which were marketed for sale beginning in 2016, (ii) certain facilities in the EMEA and Asia Pacific regions, and (iii) our former investment in an equity security. See Note 14 to our consolidated and combined financial statements for additional details regarding our former investment in the equity security. During 2016, cash flows used in investing activities were comprised of capital expenditures of $44.0 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $4.0.
Financing Activities —During 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $188.0 and of our trade receivables financing arrangement of $21.2. Cash flows from financing activities during 2016 related primarily to proceeds received from issuance of our 5.625% and 5.875% senior notes of $600.0, net borrowings under our senior credit facilities of $58.0, and net borrowings under our trade receivables financing arrangement of $21.2, partially offset by repurchases of our 6.875% senior notes of $636.4 (including premiums paid of $36.4), and payments of deferred financing fees of $15.5.
Change in Cash and Equivalents due to Changes in Foreign Currency Exchange Rates - The increase in cash and equivalents due to foreign currency exchange rates of $44.4 during 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period. The decrease in cash and equivalents due to foreign currency exchange rates of $34.0 in 2016 reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash and equivalents as a result of the strengthening of the U.S. dollar against the British Pound and various other foreign currencies.
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
Borrowings and Availability
Borrowings —Debt at December 31, 2017 and 2016 was comprised of the following:

	December 31,
	2017	2016
Domestic revolving loan facility	$—	$68.0
Term loan(1)	270.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	—	21.2
Other indebtedness(2)	35.8	42.4
Less: deferred financing fees(3)	(10.2)	(12.8)
Total debt	895.6	1,108.8
Less: short-term debt	24.2	27.7
Less: current maturities of long-term debt	20.5	20.2
Total long-term debt	$850.9	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. In October and December 2017, we made voluntary principal prepayments in the amounts of $80.0 and $20.0, respectively, under the term loan facility. On January 31, 2018, we made an additional voluntary principal prepayment of $30.0 under this facility. As a result of the January 2018 prepayment, the outstanding principal amount on the term loan decreased to $240.0. The payment was funded by cash on hand. There was no penalty associated with these prepayments.

(2)
Primarily includes capital lease obligations of $11.6 and $14.7 and balances under a purchase card program of $21.9 and $17.9 as of December 31, 2017 and 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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
Senior Notes
In August 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding aggregate principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid.
Availability
At December 31, 2017, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit. At December 31, 2017, we had $33.8 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at December 31, 2017, we had $313.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $186.9 reserved for outstanding letters of credit.
Refer to Note 10 to our consolidated and combined financial statements for further information on our borrowings as of December 31, 2017.
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
As of December 31, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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

We had FX forward contracts with an aggregate notional amount of $44.6 and $28.0 outstanding as of December 31, 2017 and 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $16.9 and $21.4 at December 31, 2017 and 2016, respectively, with all such derivatives scheduled to mature within one year. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of December 31, 2017 and 2016, respectively. The net gains (losses) recorded in "Other income (expense), net" related to foreign currency gains (losses) totaled $(4.9), $(2.2), and $1.1 for the years ended December 31, 2017, 2016 and 2015, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.3 (asset) and $2.8 (asset) at December 31, 2017 and 2016, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents and receivables reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2017 for similar debt, was $929.5, compared to our carrying value of $894.2.
As of December 31, 2016, the fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2016 for similar debt, was $1,103.2, compared to our carrying value of $1,106.9.
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
Cash and Other Commitments
We use operating leases to finance certain equipment, vehicles and properties. At December 31, 2017, we had $84.3 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2017 totaled $19.4, compared to $44.0 and $57.0 in 2016 and 2015, respectively. Capital expenditures in 2017 related primarily to upgrades of manufacturing facilities and information technology. We expect 2018 capital expenditures to approximate $30, with a significant portion related to additional upgrades of manufacturing facilities and information technology. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.
In 2017, we made contributions and direct benefit payments of $2.8 to our defined benefit pension and postretirement plans. We expect to make $2.6 of minimum required funding contributions and direct benefit payments in 2018. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. See Note 8 to our consolidated and combined financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, we paid $12.2, $43.4 and $35.9 in income taxes in 2017, 2016 and 2015, respectively. The amount of income taxes we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 9 to our consolidated and combined financial statements for further disclosure of earnings held by foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2017, except as discussed in Note 13 to our consolidated and combined financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments.
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
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2017:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$24.2	$24.2	$—	$—	$—
Long-term debt obligations (excluding deferred financing fees)	881.6	20.5	252.6	2.7	605.8
Pension and postretirement benefit plan contributions and payments(1)	90.3	2.7	12.2	5.6	69.8
Purchase and other contractual obligations(2)	133.3	121.1	11.3	0.6	0.3
Future minimum operating lease payments(3)	84.3	22.1	33.0	17.6	11.6
Interest payments	291.8	44.6	84.4	69.6	93.2
Total contractual cash obligations(4)	$1,505.5	$235.2	$393.5	$96.1	$780.7

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

Long-Term Contract Accounting
Certain of our businesses recognize revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion method requires estimates of future revenues and costs over the full term of product delivery. We measure the percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. Under the percentage-of-completion method, we recognized revenues of $267.0, $339.7 and $490.7 during the years ended December 31, 2017, 2016 and 2015, respectively.
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

Unbilled receivables on uncompleted contracts arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.
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
See Note 3 to our consolidated and combined financial statements for discussion regarding the expected impact of our adoption of new guidance for revenue recognition effective in the first quarter of 2018.
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
Consistent with our accounting policy as stated above, we performed our annual goodwill impairment test as of the first day of our fiscal fourth quarter of 2017, which indicated the estimated fair value of each of our reporting units significantly exceeded its respective book value.
Additionally, we perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2016 and 2015, we recorded impairment charges of $37.1 and $15.6, respectively, related to trademarks of certain of our businesses. In addition, during 2016, we recorded impairment charges of $115.9 and $36.4 related to certain customer relationship and technology assets of our businesses, respectively. We determined the impairment for customer relationships and technology assets by comparing the future expected cash flows associated with the customer relationships and technology assets, discounted at a rate of return that reflects current market conditions, to their respective carrying values. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.
Refer to Note 7 to our consolidated and combined financial statements for further information regarding our goodwill and indefinite-lived intangible assets as of and during the year ended December 31, 2017.

Income Taxes
For purposes of our consolidated and combined financial statements, our income tax provision has been determined as if we filed income tax returns on a stand-alone basis for the period prior to the Spin-Off. Our tax results from the period prior to the Spin-Off as presented in the consolidated and combined financial statements may not be reflective of the results that we will generate in the future. In jurisdictions where we were included in the tax returns filed by our former Parent or its subsidiaries that were not part of the Spin-Off, any income taxes payable resulting from the related income tax provision were reflected in our combined balance sheet through the Spin-Off date within "Former parent company investment."
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
We review our income tax positions on a continuous basis and record unrecognized tax benefits for potential uncertain tax positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. As events change or resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.
Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events.
See Note 9 to our consolidated and combined financial statements for additional details regarding our uncertain tax positions and potential future effects on our income tax positions and effective tax rate as a result of the recent passage of the Tax Cuts and Jobs Act (the “Act”).
Contingent Liabilities and Other Matters
We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
Refer to Note 13 for discussion regarding amounts reported in “Mezzanine equity” on the consolidated balance sheet as of December 31, 2017 and 2016. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
The following table provides information, as of December 31, 2017, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through December 31,
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Term loan	20.0	20.0	230.0	—	—	—	270.0	270.0
Average interest rate							4.069%
5.625% senior notes	—	—	—	—	—	300.0	300.0	315.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	320.3
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $44.6 outstanding as of December 31, 2017, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $16.9 outstanding as of December 31, 2017, with all such derivatives scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.3 (gross assets) and $0.0 (gross liabilities) as of December 31, 2017.

ITEM 8. Consolidated and Combined Financial Statements And Supplementary Data

SPX FLOW, INC. AND SUBSIDIARIES

All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated and combined financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of SPX FLOW, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated and combined statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 6, 2018

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of SPX FLOW, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 6, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 6, 2018

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2017	2016	2015
Revenues	$1,951.5	$1,996.0	$2,388.5
Costs and expenses:
Cost of products sold	1,335.1	1,371.4	1,596.3
Selling, general and administrative	460.4	465.2	549.1
Intangible amortization	17.6	20.0	23.4
Impairment of goodwill and intangible assets	—	442.2	22.7
Special charges	19.3	79.8	42.6
Operating income (loss)	119.1	(382.6)	154.4

Other income (expense), net	1.3	(3.4)	0.9
Related party interest expense, net	—	—	(2.2)
Interest expense, net	(62.5)	(57.1)	(15.9)
Loss on early extinguishment of debt	—	(38.9)	—
Income (loss) before income taxes	57.9	(482.0)	137.2
Income tax benefit (provision)	(11.1)	101.0	(49.8)
Net income (loss)	46.8	(381.0)	87.4
Less: Net income (loss) attributable to noncontrolling interests	0.4	0.8	(0.1)
Net income (loss) attributable to SPX FLOW, Inc.	$46.4	$(381.8)	$87.5

Basic income (loss) per share of common stock	$1.11	$(9.23)	$2.14
Diluted income (loss) per share of common stock	$1.10	$(9.23)	$2.14

Weighted-average number of common shares outstanding — basic	41.799	41.345	40.863
Weighted-average number of common shares outstanding — diluted	42.183	41.345	40.960
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$46.8	$(381.0)	$87.4
Other comprehensive income (loss), net:
Pension liability adjustment, net of tax provision of $0.0 in 2015	—	—	(0.1)
Foreign currency translation adjustments	149.3	(139.8)	(165.0)
Other comprehensive income (loss), net	149.3	(139.8)	(165.1)
Total comprehensive income (loss)	196.1	(520.8)	(77.7)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	1.1	(0.3)	(1.7)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$195.0	$(520.5)	$(76.0)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and equivalents	$263.7	$215.1
Accounts receivable, net	439.1	446.9
Inventories, net	293.9	272.4
Other current assets	50.0	72.8
Total current assets	1,046.7	1,007.2
Property, plant and equipment:
Land	35.1	36.1
Buildings and leasehold improvements	238.3	242.4
Machinery and equipment	461.6	420.8
	735.0	699.3
Accumulated depreciation	(374.1)	(322.0)
Property, plant and equipment, net	360.9	377.3
Goodwill	771.3	722.5
Intangibles, net	350.3	344.3
Other assets	159.8	151.9
TOTAL ASSETS	$2,689.0	$2,603.2

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$219.4	$203.8
Accrued expenses	389.6	329.9
Income taxes payable	21.6	10.8
Short-term debt	24.2	27.7
Current maturities of long-term debt	20.5	20.2
Total current liabilities	675.3	592.4
Long-term debt	850.9	1,060.9
Deferred and other income taxes	63.3	62.2
Other long-term liabilities	125.5	125.5
Total long-term liabilities	1,039.7	1,248.6
Commitments and contingent liabilities (Note 13)
Mezzanine equity	22.2	20.1

Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 42,690,342 issued and 42,405,222 outstanding at December 31, 2017, and 42,092,393 issued and 41,920,477 outstanding at December 31, 2016	0.4	0.4
Paid-in capital	1,650.9	1,640.4
Accumulated deficit	(327.5)	(373.9)
Accumulated other comprehensive loss	(372.8)	(521.4)
Common stock in treasury (285,120 shares at December 31, 2017, and 171,916 shares at December 31, 2016)	(8.9)	(4.9)
Total SPX FLOW, Inc. shareholders' equity	942.1	740.6
Noncontrolling interests	9.7	1.5
Total equity	951.8	742.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,689.0	$2,603.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Former Parent Company Investment	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2014	—	$—	$—	$—	$(219.2)	$—	$2,144.6	$1,925.4	$13.4	$1,938.8
Net income (loss)	—	—	—	21.1	—	—	66.4	87.5	(0.1)	87.4
Other comprehensive loss, net	—	—	—	—	(163.5)	—	—	(163.5)	(1.6)	(165.1)
Net transfers to parent	—	—	—	—	—	—	(592.3)	(592.3)	—	(592.3)
Reclassification of former parent company investment to common stock and paid-in capital	41.3	0.4	1,618.3	—	—	—	(1,618.7)	—	—	—
Incentive plan activity	0.1	—	1.7	—	—	—	—	1.7	—	1.7
Stock-based compensation expense	—	—	5.4	—	—	—	—	5.4	—	5.4
Restricted stock and restricted stock unit vesting, including related tax benefit of $3.6 and net of tax withholdings	—	—	(3.7)	—	—	(1.4)	—	(5.1)	—	(5.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2015	41.4	0.4	1,621.7	21.1	(382.7)	(1.4)	—	1,259.1	11.5	1,270.6
Net income (loss)	—	—	—	(381.8)	—	—	—	(381.8)	0.8	(381.0)
Other comprehensive loss, net	—	—	—	—	(138.7)	—	—	(138.7)	(1.1)	(139.8)
Incentive plan activity	0.3	—	6.5	—	—	—	—	6.5	—	6.5
Stock-based compensation expense	—	—	18.7	—	—	—	—	18.7	—	18.7
Restricted stock and restricted stock unit vesting, including related tax provision of $5.6 and net of tax withholdings	0.2	—	(6.5)	—	—	(3.5)	—	(10.0)	—	(10.0)
Adjustment to mezzanine equity and reclassification from noncontrolling interests	—	—	—	(13.2)	—	—	—	(13.2)	(6.9)	(20.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance at December 31, 2016	41.9	0.4	1,640.4	(373.9)	(521.4)	(4.9)	—	740.6	1.5	742.1

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Former Parent Company Investment	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Net income	—	—	—	46.4	—	—	—	46.4	0.4	46.8
Other comprehensive income, net	—	—	—	—	148.6	—	—	148.6	0.7	149.3
Incentive plan activity	0.2	—	5.7	—	—	—	—	5.7	—	5.7
Stock-based compensation expense	—	—	15.9	—	—	—	—	15.9	—	15.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	(3.3)	—	—	(4.0)	—	(7.3)	—	(7.3)
Adjustment to mezzanine equity and reclassification to noncontrolling interests	—	—	(7.8)	—	—	—	—	(7.8)	8.2	0.4
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$—	$942.1	$9.7	$951.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2017	2016	2015
Cash flows from (used in) operating activities:
Net income (loss)	$46.8	$(381.0)	$87.4
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Special charges	19.3	79.8	42.6
Impairment of goodwill and intangible assets	—	442.2	22.7
Deferred income taxes	(31.9)	(102.0)	(25.4)
Depreciation and amortization	61.2	64.7	61.9
Pension and other employee benefits	6.3	10.9	11.3
Stock-based compensation	15.9	18.9	5.4
Gain on asset sales and other, net	(2.9)	(2.5)	(8.0)
Loss on early extinguishment of debt	—	38.9	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	48.6	22.9	47.4
Inventories	1.1	18.4	(2.5)
Accounts payable, accrued expenses and other	78.1	(114.3)	(14.9)
Domestic pension payments	—	(65.9)	—
Cash spending on restructuring actions	(37.5)	(58.9)	(14.3)
Net cash from (used in) operating activities	205.0	(27.9)	213.6
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	37.4	4.0	12.5
Increase in restricted cash	(0.2)	—	(0.3)
Capital expenditures	(19.4)	(44.0)	(57.0)
Net cash from (used in) investing activities	17.8	(40.0)	(44.8)
Cash flows from (used in) financing activities:
Proceeds from issuance of senior notes	—	600.0	—
Repurchases of senior notes (includes premiums paid of $36.4)	—	(636.4)	—
Borrowings under senior credit facilities	125.5	423.0	534.0
Repayments of senior credit facilities	(313.5)	(365.0)	(134.0)
Borrowings under trade receivables financing arrangement	124.1	93.4	34.0
Repayments of trade receivables financing arrangement	(145.3)	(72.2)	(34.0)
Repayments of related party notes payable	—	—	(5.4)
Borrowings under other financing arrangements	9.9	13.5	6.1
Repayments of other financing arrangements	(13.8)	(14.6)	(7.0)
Minimum withholdings paid on behalf of employees for net share settlements, net	(4.0)	(3.9)	(1.5)
Payments for deferred financing fees	—	(15.5)	(6.2)
Dividends paid to noncontrolling interests in subsidiary	(1.5)	(1.2)	(0.2)
Change in former parent company investment	—	—	(453.9)
Net cash from (used in) financing activities	(218.6)	21.1	(68.1)
Change in cash and equivalents due to changes in foreign currency exchange rates	44.4	(34.0)	(21.4)
Net change in cash and equivalents	48.6	(80.8)	79.3
Consolidated and combined cash and equivalents, beginning of period	215.1	295.9	216.6
Consolidated cash and equivalents, end of period	$263.7	$215.1	$295.9

Supplemental disclosure of cash flow information:
Interest paid	$62.6	$57.4	$5.8
Income taxes paid, net of refunds of $13.7, $7.8 and $3.2 in 2017, 2016 and 2015, respectively	$12.2	$43.4	$35.9
Non-cash investing and financing activity:
Debt assumed	$—	$7.7	$622.4
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
Basis of Presentation
Our consolidated balance sheets as of December 31, 2017 and 2016, and financial activity presented in the consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the years ended December 31, 2017 and 2016, consist of the consolidated balances of SPX FLOW as an independent, publicly traded company as of and during the periods then ended. Our consolidated and combined statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2015, were prepared on a “carve out” basis for the period prior to the Spin-Off and included adjustments for certain transactions that occurred concurrently upon completion of the Spin-Off (see Notes 8 and 12) as well as stand-alone results for the period subsequent to the date of the Spin-Off. These consolidated and combined financial statements were derived from the consolidated financial statements and accounting records of the former Parent and SPX FLOW and prepared in conformity with accounting principles generally accepted in the United States ("GAAP"). Consequently, the financial information included herein may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the historical periods presented.
The combined statement of operations prior to the Spin-Off included costs for certain centralized functions and programs provided and/or administered by the former Parent that were charged directly to the former Parent’s business units, including business units of SPX FLOW. These centralized functions and programs included, but were not limited to, information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. Prior to the Spin-Off and during the year ended December 31, 2015, $81.0 of such costs were directly charged to the Company's business units and were included in selling, general and administrative expenses in the accompanying consolidated and combined statement of operations.
For purposes of preparing these combined financial statements prior to the Spin-Off on a “carve out” basis, a portion of the former Parent’s total corporate expenses were allocated to SPX FLOW. These expense allocations included the cost of corporate functions and/or resources provided by the former Parent which included, but were not limited to, executive management, finance and accounting, legal, and human resources support, and the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China, as well as related benefit costs associated with such functions, such as pension and postretirement benefits and stock-based compensation. Prior to the Spin-Off and in the year ended December 31, 2015, the Company was allocated $50.7 of such general corporate and related benefit costs, which were primarily included within selling, general and administrative expenses in the accompanying consolidated and combined statement of operations. In addition to pre-Spin-Off allocation of costs associated with the former Parent's corporate functions, including the related benefit costs, the consolidated and combined financial statements include an allocation of corporate-related special charges. Costs were allocated to the Company based on direct usage when identifiable or, when not directly identifiable, on the basis of proportional revenues of the Company to the former Parent's consolidated revenues from continuing operations. Management considers the basis on which the expenses have been allocated to reasonably reflect the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expenses the Company would have incurred if the Company had been a stand-alone company for the period presented.
Pre-Spin-Off cash and equivalents held by the former Parent at the corporate level that were not specifically identifiable to the Company were not reflected in the Company's combined financial statements prior to the date of the Spin-Off. Cash transfers between the Company and the former Parent (other than related to notes receivable and payable, as discussed further

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

below) were accounted for through former parent company investment. Cash and equivalents in the combined financial statements prior to the date of the Spin-Off represented cash and equivalents held locally by the Company's entities. The former Parent’s third-party debt and the related interest expense were not allocated to us for any of the periods presented as we were not the legal obligor of such debt.
All intercompany transactions have been eliminated. All transactions between the Company and the former Parent (including its affiliates that were not part of the Spin-Off) were included in these combined financial statements prior to the date of the Spin-Off. The aggregate net effect of transactions not historically settled in cash between the Company and the former Parent was reflected in the combined statement of cash flows prior to the date of the Spin-Off as "Change in former parent company investment." In addition, prior to the Spin-Off, the Company had amounts due from and due to the former Parent (and its affiliates that were not part of the Spin-Off) supported by promissory notes. The respective interest income and interest expense amounts recognized prior to the Spin-Off were reflected in "Related party interest expense, net" within the Company's consolidated and combined statements of operations.
The Company operates on a calendar year-end.
Agreements with the former Parent - Post-Spin-Off
In connection with the Spin-Off, we entered into a transition services agreement and other definitive agreements with the former Parent that, among other matters, set forth the terms and conditions of the Spin-Off and provided a framework for our relationship with the former Parent after the Spin-Off. A summary of the material terms of these agreements can be found in the "Certain Relationships and Related Party Transactions" section of the Information Statement of the Company, attached as Exhibit 99.1 to our registration statement on Form 10 (as filed by SPX FLOW with the U.S. Securities and Exchange Commission (the "SEC") and declared effective on September 11, 2015). Amounts recorded under the transition services agreement were not significant in 2017 or 2016.
Summary of Significant Accounting Policies
Our significant accounting policies are described below, as well as in other Notes that follow.
Foreign Currency Translation and Transactions—The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification ("Codification" or "ASC"). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income (loss). Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in "Other income (expense), net," with the related net gains (losses) totaling $(4.9), $(2.2) and $1.1 in 2017, 2016 and 2015, respectively.
Cash Equivalents—We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition—We recognize revenues from product sales upon shipment to the customer or, to a lesser extent, upon receipt by the customer, in accordance with agreed-upon customer terms. Revenues from long-term service contracts and maintenance arrangements are recognized on a straight-line basis over the agreement period.
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
Unbilled receivables arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Claims related to long-term contracts are recognized as revenue only after we have determined that collection is probable and the amount can be reliably estimated. Claims made by us involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, such costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.
We recognized $267.0, $339.7 and $490.7 in revenues under the percentage-of-completion method for the years ended December 31, 2017, 2016 and 2015, respectively. Costs and estimated earnings on uncompleted contracts, from their inception, and related amounts billed as of December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Costs incurred on uncompleted contracts	$1,114.4	$1,170.5
Estimated earnings to date	205.9	272.1
	1,320.3	1,442.6
Less: Billings to date	(1,345.9)	(1,433.7)
Net (billings in excess of revenues) unbilled receivables	$(25.6)	$8.9
These amounts are included in the accompanying consolidated balance sheets at December 31, 2017 and 2016 as shown below. Amounts for billed retainages and receivables to be collected in excess of one year are not significant for the periods presented.

	December 31,
	2017	2016
Unbilled receivables(1)	$48.7	$66.1
Billings in excess of revenues on uncompleted contracts(2)	(74.3)	(57.2)
Net (billings in excess of revenues) unbilled receivables	$(25.6)	$8.9

(1)	Reported as a component of "Accounts receivable, net."
(2)    Reported as a component of "Accrued expenses."
Research and Development Costs—The Company conducts research and development activities for the purpose of developing and improving new products. The related expenditures are expensed as incurred and totaled $17.4, $19.4 and $19.1 in 2017, 2016 and 2015, respectively, and are classified within selling, general and administrative expense within the consolidated and combined statements of operations.
Property, Plant and Equipment—Property, plant and equipment ("PP&E") is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $43.6, $44.7 and $38.5 for the years ended December 31, 2017, 2016 and 2015, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.
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
Income Taxes—For purposes of our combined financial statements prior to the date of the Spin-Off, our income tax provision was determined as if we filed income tax returns on a stand-alone basis. The Company's tax results as presented in the consolidated and combined financial statements for the period prior to the Spin-Off may not be reflective of the results that the Company will generate in the future. In jurisdictions where the Company was included in the tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off, any income taxes payable resulting from the related income tax provision were reflected through the date of the Spin-Off within "Former parent company investment." Deferred income tax assets and liabilities, as presented in the consolidated balance sheets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess whether deferred tax assets will be realized and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.
The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017 and significantly changes existing U.S. tax law, including numerous provisions that affect businesses. The Act introduced changes that impacted U.S. corporate tax rates, certain deductions, credits and imposed a tax on the “deemed repatriation” (the “Transition Tax”) of all post-1986 earnings of foreign subsidiaries on which U.S. tax had previously been deferred.
Given the widespread applicability of these changes to most U.S. companies, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”) to assist registrants in addressing any uncertainty or diversity of views in applying ASC Topic 740 in the reporting period in which the Act was enacted. SAB 118 provides registrants with the option of reporting a reasonable estimate for certain income tax effects of the Act in situations in which a company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting required under ASC Topic 740. The reasonable estimate is reported as a provisional amount in a company’s financial statements during a “measurement period”.
The measurement period begins in the reporting period that includes the Act’s enactment date (the Company’s fourth quarter of 2017) and ends when a company has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. During the measurement period, companies are to act in good faith to complete the accounting required under ASC Topic 740. SAB 118 provides that the measurement period should not, under any circumstances, extend for a period beyond one year from the enactment date. Appropriate disclosures will be made to address the Company’s progress toward completing the accounting required under the Act during the measurement period, as well as when the accounting is complete. Refer to Note 9 for additional discussion regarding the Company’s application of SAB 118.
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
Goodwill and Other Intangible Assets—Consistent with the requirements of the Intangible—Goodwill and Other Topic of the Codification, the fair values of our reporting units generally are estimated using discounted cash flow projections that we

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the recoverability of carrying values of the net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. The financial results of many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and blended effective tax rates. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.
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

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$22.0	$23.6	$22.0
Allowances provided	20.7	17.4	15.6
Write-offs, net of recoveries, credits issued and other	(17.5)	(19.0)	(14.0)
Balance at end of year	$25.2	$22.0	$23.6

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
Goodwill and Indefinite-Lived Intangible Assets—We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. The financial results of many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and blended effective tax rates. Actual results may differ from these estimates under different assumptions or conditions. See Note 7 for further information, including discussion of impairment charges recorded in 2016 and 2015, and our annual impairment test performed in the fourth quarter of 2017.
Accrued Expenses—We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2017 and 2016.

	December 31,
	2017	2016
Unearned revenue(1)	$182.3	$140.6
Employee benefits(2)	96.2	62.1
Warranty	13.3	10.2
Other(3)	97.8	117.0
Total	$389.6	$329.9

(1)
Unearned revenue includes billings in excess of revenue on uncompleted contracts accounted for under the percentage-of-completion method of revenue recognition, customer deposits and unearned amounts on service contracts.

(2)	Employee benefits consist of various employee-related items including, among other items, accrued bonus, vacation, payroll and payroll-related taxes.

(3)	Other consists of various items including, among other items, accrued commissions, accrued sales and value-added taxes, and accruals for restructuring, interest and freight costs.
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
Self-Insurance—We are self-insured for certain of our workers' compensation, automobile, product, general liability and health costs and, thus, record an accrual for our retained liability. Our businesses were charged directly for their estimated share of the cost of the former Parent's equivalent self-insured programs prior to the Spin-Off, with the Company's share of the cost included in our consolidated and combined statements of operations for such period. The liability for these programs is reflected in our consolidated balance sheets as of December 31, 2017 and 2016 within "Accrued expenses."
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

	Year ended December 31,
	2017	2016	2015
Balance at beginning of year	$10.8	$14.8	$18.4
Provisions	14.4	8.9	10.3
Usage	(13.1)	(12.2)	(12.6)
Currency translation adjustment	2.1	(0.7)	(1.3)
Balance at end of year	14.2	10.8	14.8
Less: Current portion of warranty	13.3	10.2	14.0
Non-current portion of warranty	$0.9	$0.6	$0.8
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
In accounting for the effects of U.S. tax law changes pursuant to the Act, certain amounts recorded include reasonable estimates of the income tax effects of the Act for which the accounting is not yet complete.  These estimates are in accordance with the guidance provided under SAB 118 that allows for the reporting of reasonable estimates during a measurement period. Additional details on SAB 118 and these estimates are provided in Notes 1 and 9.
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
New Revenue Recognition Pronouncement
In May 2014, and as subsequently amended, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt the new revenue standard in the first quarter of 2018 using the modified retrospective adoption method.
Beginning in 2016 and continuing throughout 2017, our team responsible for implementing the new standard has reviewed each product line and related business strategy. The team has assessed the various changes in the criteria for revenue recognition required under the new standard, and concluded that our assessment of alternative use of sub-products within each product line as well as our enforceable rights to payment for performance completed to date in the event of customer cancellation or default, will have the most significant impact to our current revenue recognition practices.
Our progress towards assessing and quantifying the impacts of the new guidance to our reportable segments is as follows:

•
Food and Beverage - Under existing accounting principles, we recognize revenue on certain long-term systems projects, most of which are constructed on customer sites, over time using the cost-to-cost method, and revenue on long-term service contracts on a straight-line basis over the life of the related agreements. All other revenues are recognized at a point in time when the risks and rewards of ownership transfer to the customer. Under the new guidance, we expect primarily that revenue for (1) all systems projects constructed on customer sites and service contracts will be recognized over time on a cost-to-cost basis, and (2) skids assembled in our factories, as well as customer contracts for the sale of component and aftermarket parts, will be recognized at a point in time upon transfer of control to the customer. Revenue recognition for skidded systems will, however, be project specific and dependent on contractual customer terms.

•
Power and Energy - Under existing accounting principles, we recognize revenue on certain long-term contracts for large pumps over time using the cost-to-cost method. We recognize all other product revenues in this segment, including revenues for most service contracts, at a point in time. In assessing the new guidance, we have determined our large pumps manufactured for use in certain customer applications generally have limited alternative use. Likewise, our larger and more complex valve products and metering systems have limited alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract specific for substantially all product lines in the segment. Under the new guidance, we expect to recognize revenues over time, if a contract explicitly provides an enforceable right to payment, for large pumps, large and/or complex valve products and metering systems. Revenue for service contracts will be recognized over time. Revenue for all other products will be recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change). Revenue for certain large pumps previously recognized over time using the cost-to-cost method will, under the new guidance, be recognized at a point in time upon transfer of control, to the extent either enforceable right to payment is not included in the contract or the pumps are determined to have alternative use.

•
Industrial - Under existing accounting principles, substantially all of this segment’s 2017 revenue was recognized at a point in time when the risks and rewards of ownership transferred to the customer. In assessing the new guidance, we have determined that certain large mixers constructed with unique metals, custom-enclosed heat exchangers, and certain dehydration systems have little to no alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract specific for substantially all product lines in this segment. Under the new guidance, we expect to recognize revenue over time, if a contract explicitly provides for enforceable right to payment, for certain mixer types, custom-enclosed heat exchanger units, unique dehydration systems and service contracts. Revenue for all other products within this segment will be recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change).

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Upon adoption, using the modified retrospective method, we expect our December 31, 2017 undelivered performance obligations (“backlog”) of $998.1 to decrease by a minor amount, representing the net revenues which would have been recognized under the new standard on executed customer contracts (“orders”) in effect on or prior to December 31, 2017. This expected minor decline in the backlog of orders as of December 31, 2017, reflects the effects of (1) an increase in the amount of revenue expected to be recognized over time, as described above for certain product lines that were previously recognized at a point in time under existing guidance, partially offset by (2) a decrease in the amount of revenue previously recognized over time under existing guidance for certain contracts in our backlog which do not contain a contractual enforceable right to payment in the event of customer cancellation or default, which will be recognized at a point in time under the new guidance.
Prospectively, however, we expect the new revenue standard to increase the percentage of revenue we recognize over time, within future reporting periods, by approximately 10%, which varies by product line and which could vary in the future depending on the mix of our future orders as well as contractual terms negotiated with customers. These projected impacts, underlying contracts and accounting models are still under review by our implementation team.
Other New Accounting Pronouncements
In January 2016, the FASB issued an amendment to guidance which revises entities’ accounting related to: (i) the classification and measurement of investments in equity securities, and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The amendment also changes certain disclosure requirements associated with the fair value of financial instruments. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and requires a modified retrospective approach to adoption. We will adopt this amendment in the first quarter of 2018 and do not expect a material impact to our consolidated financial statements.
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
In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment was effective for interim and annual reporting periods beginning after December 15, 2016. We adopted this amendment during the first quarter of 2017. We recognized a tax charge of $1.3 in our income tax provision during 2017 related to the vesting of certain restricted stock shares and restricted stock units during the period which, under previous guidance, would have been recognized as a reduction of paid-in capital. Consistent with our previous policy, we have elected to continue to accrue share-based compensation cost based on the number of awards that are expected to vest (i.e., by assuming a forfeiture rate in our accrual of such cost).
In October 2016, the FASB issued an amendment that requires recognition of the income tax consequences of an intra-entity transfer of assets other than inventory. Under current authoritative guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This amendment requires tax expense and deferred tax asset recognition from the intra-entity sale of the asset in the seller’s tax jurisdiction when the asset transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. This update is effective for interim and annual reporting periods beginning after December 15, 2017. We will adopt this amendment in the first quarter of 2018 using modified retrospective application, and expect to record a cumulative charge of $3.9 to accumulated deficit in our consolidated financial statements.
In November 2016, the FASB issued an amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This amendment is effective for interim and annual reporting periods beginning after December 15, 2017, with retrospective application permitted. We will adopt this amendment in the first quarter of 2018 and do not expect a material impact to our consolidated financial statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

In January 2017, the FASB issued an amendment to post-acquisition accounting for goodwill which eliminates the requirement to perform a Step 2 impairment analysis to determine the implied fair value of goodwill. Rather, goodwill impairment charges will be calculated as the amount by which a reporting unit's carrying amount exceeds its fair value. This amendment is effective for any annual or interim goodwill impairment tests performed in fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted this amendment in the first quarter of 2017 and performed our 2017 annual goodwill impairment test in accordance with the amended guidance. Refer to Note 7 for discussion of our annual goodwill impairment test.
In March 2017, the FASB issued an amendment to guidance on the presentation of net periodic pension and other postretirement benefit costs. Under the new rules, entities that sponsor defined benefit plans will present service costs with other employee compensation costs within operating income (or capitalize on the balance sheet, when applicable), while other components of net benefit cost will be presented separately (in one or more line items) outside of operating income and will not be eligible for capitalization. This update is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted if adopted in the first interim period of the early-adopt fiscal year. We adopted this amendment in the first quarter of 2017 and have accordingly reclassified non-service pension and postretirement costs from “Selling, general and administrative” expense to “Other income (expense), net” in our consolidated and combined statements of operations for the years ended December 31, 2016 and 2015, respectively, as we believe this classification provides investors a more comparative presentation of our selling, general and administrative expense and operating results from period to period. As permitted by the amended guidance, we used amounts disclosed in our employee benefit plans footnote for the years ended December 31, 2016 and 2015, respectively, as the estimation basis for applying the retrospective presentation requirements. See Note 8 for additional information related to our adoption of the amendment.
In May 2017, the FASB issued an amendment to guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the amended guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. Our adoption of this amendment in the second quarter of 2017 did not have a material impact to our consolidated financial statements.
(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We are a global supplier of highly specialized, engineered solutions with operations in over 30 countries and sales in over 150 countries around the world.  Many of our solutions play a role in helping to meet global demand for processed foods and beverages and power and energy, particularly in emerging markets. In 2017, an estimated 24% of our revenues were from sales into emerging markets.
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
Financial data for our reportable segments as of or for the years ended December 31, 2017, 2016 and 2015 were as follows:

	As of or for the Year Ended December 31,
	2017	2016	2015
Revenues:
Food and Beverage	$715.9	$728.3	$869.8
Power and Energy	543.2	562.7	750.2
Industrial	692.4	705.0	768.5
Total revenues	$1,951.5	$1,996.0	$2,388.5

Income:
Food and Beverage	$74.9	$75.1	$104.4
Power and Energy	35.5	25.4	83.8
Industrial	86.1	98.8	105.0
Total income for reportable segments	$196.5	$199.3	$293.2

Corporate expense	56.6	58.0	71.6
Pension and postretirement service costs	1.5	1.9	1.9
Impairment of goodwill and intangible assets	—	442.2	22.7
Special charges	19.3	79.8	42.6
Consolidated and combined operating income (loss)	$119.1	$(382.6)	$154.4

Capital expenditures:
Food and Beverage	$5.8	$25.0	$24.5
Power and Energy	4.3	6.3	19.1
Industrial	4.2	5.4	5.1
Other(1)	5.1	7.3	8.3
Total capital expenditures	$19.4	$44.0	$57.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	As of or for the Year Ended December 31,
	2017	2016	2015
Depreciation and amortization:
Food and Beverage	$17.0	$14.1	$16.8
Power and Energy	20.1	21.4	28.2
Industrial	14.5	16.7	14.2
Other(1)	9.6	12.5	2.7
Total depreciation and amortization	$61.2	$64.7	$61.9

Identifiable assets:
Food and Beverage	$924.3	$896.4	$925.0
Power and Energy	928.6	873.8	1,455.0
Industrial	629.3	603.8	638.7
Other(2)	206.8	229.2	285.5
Total identifiable assets	$2,689.0	$2,603.2	$3,304.2

Geographic areas:
Revenues(3):
United States	$693.0	$697.2	$836.5
United Kingdom	211.8	203.6	316.5
China	128.0	137.3	140.1
France	123.4	125.2	136.3
Denmark	98.0	96.7	116.0
Germany	96.2	98.6	119.0
Other	601.1	637.4	724.1
Total revenues	$1,951.5	$1,996.0	$2,388.5

Long-lived assets:
United States	$254.4	$285.3	$312.7
Other	266.3	243.9	236.5
Total long-lived assets	$520.7	$529.2	$549.2

(1)
Relates to corporate PP&E or PP&E that is utilized by all of our reportable segments along with related depreciation expense. Depreciation reflects the cost of our Charlotte, NC corporate headquarters, amongst other corporate PP&E, which became assets of the Company in connection with the Spin-Off.

(2)	Relates primarily to assets (e.g., cash and PP&E) of various corporate subsidiaries.

(3)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
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
We have executed a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program was intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Special charges of $19.3 for 2017 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation, as well as certain non-cash charges associated with fixed asset impairments. In connection with the global realignment program, we recorded special charges of $79.8 and $42.6 in 2016 and 2015, respectively. These special charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines, as well as tangible asset impairment charges.

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
With the exception of certain multi-year operating lease obligations and other contractual obligations, which are not material to our consolidated and combined financial statements, we anticipate that liabilities related to restructuring actions as of December 31, 2017 will be paid within one year from the period in which the action was initiated.
Special charges for the years ended December 31, 2017, 2016 and 2015 are described in more detail below and in the applicable sections that follow:

	Year ended December 31,
	2017	2016	2015
Employee termination costs	$11.5	$50.5	$38.5
Facility consolidation costs	2.9	9.3	2.5
Other cash costs, net	—	0.3	—
Non-cash asset write-downs and other	4.9	19.7	1.6
Total	$19.3	$79.8	$42.6
Special Charges by Reportable Segment

Unless otherwise noted below, charges for 2017, 2016 and 2015 relate to our global realignment program.
2017 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs and Other	Total Special Charges
Food and Beverage	$6.6	$1.6	$—	$0.5	$8.7
Power and Energy	(0.1)	0.5	—	—	0.4
Industrial	5.2	0.8	—	—	6.0
Other	(0.2)	—	—	4.4	4.2
Total	$11.5	$2.9	$—	$4.9	$19.3
Food and Beverage—Charges for 2017 related primarily to (i) charges associated with the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, engineering, operational and administrative functions across all regions in which the segment operates.
Once completed, these restructuring activities are expected to result in the termination of approximately 90 employees. Charges for 2017 also included an asset impairment charge of $0.5 related to certain long-lived assets of a product line which was exited and formerly based primarily in the EMEA region and $0.6 related to lease cancellation costs for a portion of the leased space of a facility in the APAC region.
Power and Energy—Charges for 2017 related primarily to severance and other costs associated with (i) various locations in North America, (ii) the reorganization and consolidation of certain commercial, operational and administrative functions primarily in the EMEA and North American regions, and (iii) charges related to the consolidation of the operations of two manufacturing facilities in the U.K, offset by (iv) reversals of certain accruals previously recorded as of December 31, 2016 as improved customer order patterns and profitability of the segment during 2017 negated the need for those restructuring initiatives.
Industrial—Charges for 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of the manufacturing operations of facilities in Sweden and the Netherlands to existing facilities in Poland and other locations and (ii) the reorganization and consolidation of certain commercial, engineering, operational and administrative functions across all regions in which the segment operates, partially offset by (iii) revisions of estimates for severance and other

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

costs related to the previously planned consolidation and relocation of a manufacturing facility in the U.S. Once completed, these restructuring activities are expected to result in the termination of approximately 120 employees.
Other—Charges for 2017 reflected primarily asset impairment and other related charges of $3.6 in connection with the sale of certain corporate assets during the year and of $0.8 related to certain information technology assets (the latter unrelated to the global realignment program).
Expected charges still to be incurred under actions approved as of December 31, 2017 are approximately $0.5.
2016 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Non-Cash Asset Write-downs and Other	Total Special Charges
Food and Beverage	$16.8	$5.2	$—	$0.7	$22.7
Power and Energy	18.3	0.2	0.3	1.5	20.3
Industrial	5.2	3.9	—	0.1	9.2
Other	10.2	—	—	17.4	27.6
Total	$50.5	$9.3	$0.3	$19.7	$79.8
Food and Beverage—Charges for 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and of other facilities in Europe, (ii) various other restructuring initiatives in Europe, the U.S., China and Brazil and, to a lesser extent, (iii) a reorganization of the segment’s management structure. These restructuring activities resulted in the termination of 225 employees. Charges for 2016 also included asset impairment charges of $0.7 related to certain tangible long-lived assets (unrelated to the global realignment program).
Power and Energy—Charges for 2016 related primarily to severance and other costs in Germany, the U.K., France and, to a lesser extent, North America, including actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued into 2016, which resulted in a reduction in capital spending by our customers in the oil and gas industries, (ii) realign certain sites around core service markets and, to a lesser extent, (iii) reorganize the segment's management structure. These restructuring activities resulted in the termination of 320 employees. Charges for 2016 also included asset impairment charges of $1.5 related to certain tangible long-lived assets (unrelated to the global realignment program).
Industrial—Charges for 2016 related primarily to severance and other costs, including (i) the consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and of certain other facilities in North America and Asia Pacific, (ii) various other global restructuring initiatives and, to a lesser extent, (iii) a reorganization of the segment’s management structure. These restructuring activities resulted in the termination of 69 employees. Charges for 2016 also included asset impairment charges of $0.1 related to certain tangible long-lived assets.
Other—Charges for 2016 related primarily to corporate asset impairment charges of $17.4, as well as severance and other related costs across various corporate support functions. These restructuring activities resulted in the termination of 130 employees. Asset impairment charges resulted primarily from management’s decision during the first quarter of 2016 to market certain corporate assets for sale. Those assets were marketed for sale beginning in the second quarter and, accordingly, were considered held for sale and reported as a component of "Other current assets" in the consolidated balance sheet as of December 31, 2016. Those assets were sold during 2017, as noted above.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

2015 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs (Recoveries), Net	Non-Cash Asset Write-downs and Other	Total Special Charges
Food and Beverage	$25.1	$0.3	$0.1	$0.3	$25.8
Power and Energy	7.8	0.3	(0.1)	0.1	8.1
Industrial	3.4	1.9	—	0.7	6.0
Other	2.2	—	—	0.5	2.7
Total	$38.5	$2.5	$—	$1.6	$42.6
Food and Beverage—Charges for 2015 related primarily to severance and other costs associated with (i) the ongoing consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and, to a lesser extent, (ii) restructuring initiatives in South America and the U.S. These restructuring activities resulted in the termination of 245 employees. Charges for 2015 also included asset impairment charges of $0.3 related to certain tangible long-lived assets (unrelated to the global realignment program).
Power and Energy—Charges for 2015 related primarily to severance and other costs associated with actions taken to (i) reduce the cost base of the segment in response to oil price declines that began in the latter half of 2014 and continued throughout 2015, which resulted in a reduction in capital spending by our customers in the oil and gas industries, and (ii) realign certain sites around core service markets. These restructuring activities resulted in the termination of 155 employees. Charges for 2015 also included asset impairment charges of $0.1 related to certain tangible long-lived assets (unrelated to the global realignment program).
Industrial—Charges for 2015 related primarily to severance and other costs associated with (i) the ongoing consolidation and relocation of a manufacturing facility in Denmark to an existing facility in Poland and (ii) a reorganization of the commercial and operational structure of certain of the segment's businesses in Europe and the U.S. These restructuring activities resulted in the termination of 176 employees. Charges for 2015 also included asset impairment charges of $0.7 related to certain tangible long-lived assets (unrelated to the global realignment program).
Other—Charges for 2015 related primarily to (i) a restructuring of the Company's corporate development function subsequent to the Spin-Off and (ii) an allocation of special charges associated with the former Parent's corporate functions and activities prior to the Spin-Off (unrelated to the global realignment program). Charges for 2015 also included asset impairment charges of $0.5 related to certain information technology assets (unrelated to the global realignment program). See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Balance at beginning of year	$33.6	$32.9	$9.2
Special charges (1)	14.4	60.1	41.0
Utilization — cash	(37.5)	(58.9)	(14.3)
Currency translation adjustment and other	1.9	(0.5)	(3.0)
Balance at end of year	$12.4	$33.6	$32.9

(1)
The years ended December 31, 2017, 2016 and 2015 excluded $4.9, $19.7 and $1.6, respectively, of asset impairment and certain other charges that impacted special charges but not the restructuring liabilities.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(6)    INVENTORIES, NET
Inventories at December 31, 2017 and 2016 comprised the following:

	December 31,
	2017	2016
Finished goods	$92.3	$86.2
Work in process	99.2	74.6
Raw materials and purchased parts	108.9	117.8
Total FIFO cost	300.4	278.6
Excess of FIFO cost over LIFO inventory value	(6.5)	(6.2)
Total inventories	$293.9	$272.4
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 7% and 6% of total inventory at December 31, 2017 and 2016, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(7)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill, by reportable segment for the year ended December 31, 2017, were as follows:

	December 31, 2016	Impairments	Foreign Currency Translation and Other	December 31, 2017
Food and Beverage	$250.3	$—	$21.5	$271.8
Power and Energy(1)	256.0	—	16.4	272.4
Industrial(2)	216.2	—	10.9	227.1
Total	$722.5	$—	$48.8	$771.3

(1)	The carrying amount of goodwill included $256.5 and $241.1 of accumulated impairments as of December 31, 2017 and 2016, respectively.
(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of December 31, 2017 and 2016.
The changes in the carrying amount of goodwill, by reportable segment for the year ended December 31, 2016, were as follows:

	December 31, 2015	Impairments	Foreign Currency Translation and Other(1)	December 31, 2016
Food and Beverage	$269.9	$—	$(19.6)	$250.3
Power and Energy(2)	538.9	(252.8)	(30.1)	256.0
Industrial(3)	214.6	—	1.6	216.2
Total	$1,023.4	$(252.8)	$(48.1)	$722.5

(1)
Beginning January 2016, we changed our internal reporting structure to more precisely present reportable segment revenue and income in certain countries where we conduct business across multiple end markets. As a result of these structural enhancements, certain product line results were reclassified between reportable segments. Segment results and corporate expense were recast for all historical periods presented to reflect these changes. In connection with these reclassifications, we performed a re-allocation of reportable segment goodwill during the first quarter of 2016. This re-allocation resulted in the following changes in goodwill compared to amounts previously reported at December 31, 2015 by reportable segment: Food and Beverage goodwill reduction of $5.6, Power and Energy goodwill reduction of $4.0, and Industrial goodwill increase of $9.6.

(2)	The carrying amount of goodwill included $241.1 and $0.0 of accumulated impairments as of December 31, 2016 and 2015, respectively.
(3)	The carrying amount of goodwill included $67.7 of accumulated impairments as of December 31, 2016 and 2015.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Goodwill Impairment Test - 2017
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarter of 2017. Based on improved customer order patterns and profitability of our Power and Energy reporting unit during 2017, relative to assumptions utilized in our 2016 annual goodwill impairment testing (see further discussion below), the estimated fair value of the reporting unit exceeded its carrying value by greater than 30%. The estimated fair value of each of our other reporting units also significantly exceeded its respective carrying value.
Goodwill Impairment Tests and Charge - 2016
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
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarter of 2016 which indicated the estimated fair value of our Power and Energy reporting unit exceeded its carrying value by approximately 4%. The estimated fair value of each of our other reporting units significantly exceeded its respective carrying value.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	December 31, 2017			December 31, 2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$226.1	$(121.9)	$104.2	$209.6	$(101.6)	$108.0
Technology	94.1	(50.9)	43.2	84.6	(40.8)	43.8
Patents	6.8	(5.1)	1.7	6.5	(5.1)	1.4
Other	13.8	(11.1)	2.7	12.3	(9.6)	2.7
	340.8	(189.0)	151.8	313.0	(157.1)	155.9
Trademarks with indefinite lives	198.5	—	198.5	188.4	—	188.4
Total	$539.3	$(189.0)	$350.3	$501.4	$(157.1)	$344.3
Amortization expense was $17.6, $20.0 and $23.4 for the years ended December 31, 2017, 2016 and 2015, respectively. Estimated amortization expense related to these intangible assets is $17.4 annually in 2018 and 2019, $17.2 in 2020, $16.9 in 2021 and $13.7 in 2022.
At December 31, 2017, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $75.6 in Power and Energy, $52.5 in Food and Beverage, and $23.7 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $101.4 in Food and Beverage, $61.3 in Industrial, and $35.8 in Power and Energy.
Intangible Impairment Test - 2017
Management performed its annual indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter of 2017. Based on the results of our annual indefinite-lived intangible asset impairment testing in 2017,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

we determined that the estimated fair value of each of our indefinite-lived intangible assets exceeded its respective carrying value by at least 9%. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2017 related primarily to foreign currency translation.
Intangible Impairment Tests and Charges - 2016 and 2015
During 2016, we recorded impairment charges of $115.9 related to customer relationships, $37.1 related to trademarks and $30.9 related to technology assets of certain businesses within our Power and Energy reportable segment. We also recorded an impairment charge of $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during 2016 related primarily to foreign currency translation.
During 2015, we recorded an impairment charge of $15.0 related to the trademarks of a business within our Power and Energy reportable segment. We also recorded an impairment charge of $7.7 related to certain technology assets and trademarks associated with a business in our Food and Beverage reportable segment. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during 2015 related to foreign currency translation.
For each of the above impairment tests, we determined the fair values of the identifiable intangible asset by discounting the expected cash flows from each respective asset at a rate of return that reflected current market conditions (level 3 inputs). Cash flows from customer relationships were based on projected revenues and margin driven by customer relationships, reduced by an estimated retention rate. Cash flows from trademarks were determined by applying estimated royalty rates to projected revenues of the respective products lines of the reporting unit. Cash flows from technology assets were based on projected cash flows associated with the relevant technology assets.
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
Pension and postretirement expense includes net periodic benefit expense associated with defined benefit pension and postretirement plans we sponsor, as well as an allocation of a portion of the net periodic benefit expense associated with the plans sponsored by the former Parent in the period prior to the Spin-Off.
Plans Sponsored by SPX FLOW—We sponsor defined benefit pension plans that cover certain employees in foreign countries, principally in Europe, and we assumed certain domestic nonqualified pension and postretirement obligations from the former Parent and formed a new domestic nonqualified pension plan in connection with the Spin-Off. The formation of the new domestic nonqualified pension plan resulted in the remeasurement of such obligations as of September 26, 2015 which resulted in recognition of an actuarial loss of $7.4 during 2015, recorded as a component of “Other income (expense), net” in the accompanying consolidated and combined statements of operations.
Plans Sponsored by the former Parent—Certain of the Company’s U.S. and U.K. salaried and hourly paid employees participate in defined benefit pension plans and certain U.S. salaried and hourly paid employees participate in other postretirement benefit plans, such as health and life insurance plans, that are sponsored by the former Parent. Subsequent to the Spin-Off, the former Parent remained the sponsor of these plans. As such, liabilities associated with these plans are not reflected in our consolidated balance sheets. Our consolidated and combined statement of operations for the year ended December 31, 2015 includes expense allocations related to these plans for participants who are, or were, employees of the Company, as well as an allocation of expenses for the former Parent's corporate personnel. The amount of net periodic benefit cost allocated to the Company related to the plans sponsored by the former Parent was $1.2 for the year ended December 31, 2015, and is reflected within "Other income (expense), net" in the consolidated and combined statement of operations. See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Clyde Union—Upon the acquisition of Clyde Union in December 2011, we assumed participation in a multiemployer benefit plan under the terms of a collective-bargaining agreement that covers Clyde Union’s domestic union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

•	Assets contributed to the multiemployer plan by us may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status - 2017	Financial Improvement Plan/Rehabilitation Plan Status Pending	2017 Contributions	2016 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM	51-6031295-002	Green	No	$—	$—	No	August 10, 2018
The contributions made by Clyde Union during 2017 and 2016, which were less than $0.1 in each year, were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan (‘‘IAM’’). In 2011, the IAM began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten-year period as opposed to the previous period of five years.
The plan year-end date for all our plans is December 31. Below is further discussion regarding our plans, including information on plan assets, employer contributions and benefit payments, obligations and funded status, and periodic pension and postretirement benefit expense (income).
Plan assets—Our investment strategy is based on the protection and long-term growth of principal while mitigating overall investment risk. Our foreign defined benefit pension plans’ assets, with fair values of $0.7 and $3.9 at December 31, 2017 and 2016, respectively, are invested in insurance contracts and classified as Level 3 assets in the fair value hierarchy. During 2017 and 2016, there were no transfers between levels of the fair value hierarchy for any of our plans, and no shares of SPX FLOW or former Parent common stock were held by our defined benefit pension plans as of December 31, 2017 and 2016. Our domestic nonqualified pension and postretirement benefit plans are unfunded and have no plan assets.
Employer Contributions—Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2017, we made contributions of $0.2 to our foreign plans that are funded. In addition, we made direct benefit payments of $2.6 related to our foreign plans that are unfunded. Our domestic nonqualified pension and postretirement plans are funded by us on a pay as you go basis. We made no direct benefit payments related to these plans in 2017.
In 2018, we expect to make minimum required funding contributions of $0.1 and direct benefit payments of $2.4 related to our foreign pension plans and direct benefit payments of $0.1 related to our domestic nonqualified pension and postretirement benefit plans.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Estimated Future Benefit Payments—Following is a summary, as of December 31, 2017, of the estimated future benefit payments for our foreign and domestic pension plans and our domestic postretirement plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our unfunded plans.

	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Postretirement Benefits
2018	$2.6	$—	$0.1
2019	2.4	—	0.1
2020	2.5	6.8	0.1
2021	2.5	—	0.2
2022	2.4	—	0.1
Subsequent five years	14.2	—	0.7
The expected future benefit payments for our plans are estimated based on the same assumptions used at December 31, 2017 to measure our obligations and include benefits attributable to estimated future employee service, to the extent applicable.
Obligations and Funded Status—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The following tables show the foreign and domestic pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Foreign Pension Plans		Domestic Pension Plan
	2017	2016	2017	2016
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$50.1	$51.6	$8.3	$73.9
Service cost	0.7	1.1	0.7	0.7
Interest cost	0.8	1.1	0.3	0.8
Actuarial losses (gains)	(1.6)	1.7	0.5	(1.2)
Benefits paid	(2.9)	(2.1)	—	(65.9)
Plan settlements	(4.2)	—	—	—
Curtailment gains	(1.1)	(1.0)	—	—
Foreign exchange and other	6.5	(2.3)	—	—
Projected benefit obligation - end of year	$48.3	$50.1	$9.8	$8.3

	Foreign Pension Plans		Domestic Pension Plan
	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets - beginning of year	$3.9	$4.2	$—	$—
Actual return on plan assets	(0.1)	(0.4)	—	—
Contributions (employer and employee)	0.2	0.3	—	—
Benefits paid	(0.3)	(0.1)	—	—
Plan settlement	(3.2)	—	—	—
Foreign exchange and other	0.2	(0.1)	—	—
Fair value of plan assets - end of year	$0.7	$3.9	$—	$—
Funded status at year-end	(47.6)	(46.2)	(9.8)	(8.3)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(2.2)	(2.0)	—	—
Other long-term liabilities	(45.4)	(44.2)	(9.8)	(8.3)
Net amount recognized	$(47.6)	$(46.2)	$(9.8)	$(8.3)
Amount recognized in accumulated other comprehensive loss (pre-tax) consists of net prior service costs	$0.1	$—	$—	$—
The funded status and accumulated benefit obligation of our domestic postretirement benefit plan was $(4.3) and $(3.9) at December 31, 2017 and 2016, respectively, with $0.1 recognized in "Accrued expenses" and $4.2 and $3.8, respectively, recognized in "Other long-term liabilities" in the accompanying consolidated balance sheets at those dates.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The accumulated benefit obligation for each foreign pension plan exceeded the fair value of its plan assets at December 31, 2017 and 2016. The accumulated benefit obligation for all foreign pension plans was $46.5 and $47.6 at December 31, 2017 and 2016, respectively. The accumulated benefit obligation for the domestic nonqualified pension plan was $8.7 and $7.3 at December 31, 2017 and 2016, respectively.
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)—Net periodic pension benefit expense (income) for our foreign and domestic pension plans included the following components:

	Year ended December 31, (1)
	Foreign Pension Plans			Domestic Pension Plan
	2017	2016	2015	2017	2016	2015 (2)
Service cost	$0.7	$1.1	$1.2	$0.7	$0.7	$0.8
Interest cost	0.8	1.1	1.3	0.3	0.8	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of unrecognized prior service credits	—	—	(0.1)	—	—	—
Curtailment gains(3)	(1.1)	(1.0)	—	—	—	(0.5)
Recognized net actuarial losses (gains)(4)	(1.6)	2.2	(2.0)	0.5	(1.2)	8.3
Total net periodic pension benefit expense (income)	$(1.3)	$3.3	$0.3	$1.5	$0.3	$9.1

(1)
As discussed in Note 3 and in accordance with amended guidance issued in March 2017, we have reclassified non-service pension costs from “Selling, general and administrative” expense to “Other income (expense), net” in our consolidated and combined statements of operations for the years ended December 31, 2016 and 2015, respectively, as we believe this classification provides investors a more comparative presentation of our selling, general and administrative expense and operating results from period to period.

(2)
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

(3)
Curtailment gain in 2017 is related to the cessation of accrual of future benefits by participants in a defined benefit pension plan in the Netherlands during the first quarter. The accumulated obligations for future pension payments to participants in this plan were also transferred to an insurance company at that time. Under the agreement, the insurance company irrevocably assumed the obligation to make future pension payments to the approximately 60 participants of the plan. Curtailment gains in 2016 resulted from restructuring actions that impacted a facility in France and the curtailment gain in 2015 related to the termination of a former participant in our domestic nonqualified pension plan during the fourth quarter of 2015.

(4)	Consists of reported actuarial losses (gains) and the difference between actual and expected returns on plan assets.
Net periodic postretirement benefit expense for our domestic postretirement plans was $0.4, $0.8 and $0.2 for the years ended December 31, 2017, 2016 and 2015, respectively. The postretirement benefit expense of $0.4 in 2017 was comprised of service cost of $0.1, interest cost of $0.1, and recognized net actuarial losses of $0.2. The postretirement benefit expense of $0.8 in 2016 was comprised of service cost of $0.1, interest cost of $0.2, and recognized net actuarial losses of $0.5. As noted above with respect to non-service pension costs, we also reclassified non-service postretirement costs from “Selling, general and administrative” expense to “Other income (expense), net” in our consolidated and combined statements of operations for the years ended December 31, 2016 and 2015, respectively.
Assumptions—Actuarial assumptions used in accounting for our foreign pension plans and, for the domestic nonqualified pension plan we assumed from the former Parent for the period since the Spin-Off, were as follows:

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan
	2017	2016	2015	2017	2016	2015
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	1.54%	2.09%	2.20%	3.82%	3.04%	2.86%
Rate of increase in compensation levels	2.68%	2.85%	2.88%	2.50%	2.50%	3.75%
Expected long-term rate of return on assets	1.82%	1.97%	2.29%	N/A	N/A	N/A
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	1.51%	1.54%	2.09%	3.49%	3.82%	3.01%
Rate of increase in compensation levels	2.50%	2.68%	2.85%	2.50%	2.50%	2.50%

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
Actuarial assumptions used in accounting for our domestic postretirement plans were as follows:

	Year ended December 31,
	2017	2016	2015
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.25%	7.50%	6.60%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2024
Discount rate used in determining net periodic postretirement benefit expense	4.32%	4.66%	3.53%
Discount rate used in determining year-end postretirement benefit obligation	3.79%	4.32%	4.66%
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
Defined Contribution Retirement Plan
In connection with the Spin-Off, we established a defined contribution retirement plan (the ‘‘DC Plan’’) pursuant to Section 401(k) of the U.S. Internal Revenue Code to which eligible U.S. employees of the Company may voluntarily contribute. Under the DC Plan, such employees may contribute up to 50% of their compensation into the DC Plan and the Company matches a portion of participating employees’ contributions. The Company’s matching contributions are primarily made in newly issued shares of SPX FLOW common stock and are issued at the prevailing market price. The matching contributions vest with the employee immediately upon the date of the match and there are no restrictions on the resale of SPX FLOW common stock held by employees. Amounts contributed under the DC Plan for the years ended December 31, 2017 and 2016 and the period subsequent to the Spin-Off in 2015 were $5.7, $6.5 and $1.7, respectively.
Prior to the Spin-Off, eligible employees could participate in the former Parent's defined contribution retirement plan pursuant to the above guidelines. The amount of cost directly charged to the Company related to matching contributions under the DC Plan was $4.7 for the year ended December 31, 2015. In addition, the Company was allocated $1.1 of cost for matching contributions for former Parent corporate personnel for the year ended December 31, 2015.
(9)    INCOME TAXES
For purposes of our consolidated and combined financial statements, income taxes have been calculated as if we filed income tax returns on a stand-alone basis for the period prior to the Spin-Off. The Company’s U.S. operations and certain of its non-U.S. operations historically were included in the tax returns of the former Parent or its subsidiaries that were not part of the Spin-Off. Therefore, the Company’s tax results for the period prior to the Spin-Off, as presented in the consolidated and combined financial statements, may not be reflective of the results that the Company will generate in the future. In jurisdictions where the Company was included in the tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off, any income taxes payable resulting from the related income tax provision were reflected in combined balance sheets prior to and through the date of the Spin-Off within ‘‘Former parent company investment.’’

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2017	2016	2015
Income (loss) before income taxes:
United States	$100.6	$(65.5)	$110.0
Foreign	(42.7)	(416.5)	27.2
	$57.9	$(482.0)	$137.2
Provision for (benefit from) income taxes:
Current:
United States	$26.6	$(3.9)	$55.5
Foreign	16.4	4.9	19.7
Total current	43.0	1.0	75.2
Deferred and other:
United States	(30.2)	(47.4)	(13.1)
Foreign	(1.7)	(54.6)	(12.3)
Total deferred and other	(31.9)	(102.0)	(25.4)
Total provision (benefit)	$11.1	$(101.0)	$49.8
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2017	2016	2015
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.8	0.8	1.7
U.S. credits and exemptions	(9.0)	0.2	(1.6)
Tax rate differential on foreign earnings	9.6	(3.8)	(5.5)
Adjustments to uncertain tax positions	(7.4)	0.2	(1.7)
Changes in valuation allowance	17.5	(1.4)	3.8
Tax on repatriation of foreign earnings	93.9	0.2	7.3
U.S. federal rate change	(123.0)	—	—
Stock compensation vestings	2.2	—	—
Non-deductible goodwill impairment	—	(15.7)	—
Poland economic development incentive	—	4.9	—
Other	(1.4)	0.6	(2.7)
	19.2%	21.0%	36.3%

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss and credit carryforwards	$406.6	$230.8
Pension, other postretirement and postemployment benefits	10.0	12.4
Payroll and compensation	12.3	19.1
Working capital accruals	13.9	20.6
Other	49.7	43.0
Total deferred tax assets	492.5	325.9
Valuation allowance	(83.6)	(74.9)
Net deferred tax assets	408.9	251.0
Deferred tax liabilities:
Accelerated depreciation	2.4	17.7
Intangible assets recorded in acquisitions	74.1	87.7
Basis difference in affiliates	308.0	138.3
Other	7.2	5.2
Total deferred tax liabilities	391.7	248.9
	$17.2	$2.1
Enactment of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction is effective for the Company as of January 1, 2018. As a result of the reduction in the federal corporate income tax rate, the Company has revalued its net U.S. federal deferred tax liability. The Company has substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $17.8 in the fourth quarter of 2017, excluding the impact for rate change on earnings which were not considered indefinitely reinvested. There are certain deferred tax balances that can only be estimated at this time, so the rate change on these balances is a provisional estimate as of December 31, 2017.
The Act provides a full dividends received deduction for any future dividends from non-U.S. subsidiaries to their U.S. parent company. Generally, this will allow the Company to repatriate cash more freely than under the historical U.S. tax system. To transition to this new tax regime, the Act also provided for a mandatory one-time "deemed repatriation" of accumulated post-1986 foreign earnings which have not been previously taxed. The Company recorded a provisional estimate for this transition tax of $50.4 in the fourth quarter of 2017. Previously, the Company had recorded taxes of $59.8 on earnings not indefinitely reinvested. In the fourth quarter, the Company recorded a benefit of $53.4 for the reduced tax rate on such earnings. The Company expects to pay U.S. federal tax of approximately $20.8 on the deemed repatriation after utilization of tax loss and foreign tax credit carryforwards. The Company will pay this amount over a period of up to the next nine years as a result of fiscal year-ends of certain foreign subsidiaries ending after December 31, 2017. The accounting for the transition tax as required by the Act is provisional at December 31, 2017 due to (1) anticipated guidance from the U.S. Treasury department on interpreting various provisions of the Act, (2) foreign subsidiaries with differing U.S. tax year-ends where final cash balances will not be known until November 2018 and (3) final foreign tax credit amounts from foreign subsidiaries that have not yet filed tax returns.
The Act is comprehensive containing several other provisions, some of which will not materially impact the Company. Other provisions, such as the taxation of Global Intangible Low-Taxed Income (“GILTI”) and the limitation of deductions for interest expense, could have significant impact to the Company’s future tax position and cash taxes. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI. As such, the Company has not recorded any deferred taxes for GILTI. The Company anticipates future issuance of U.S. Treasury department regulations and notices that will clarify significant issues dealing with the application and computation of taxes due under the GILTI provisions.
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
At December 31, 2017, we had the following tax loss carryforwards available: tax loss carryforwards of various foreign jurisdictions of approximately $1,607.1 and state tax loss carryforwards of approximately $152.7. Of these amounts, $1.8 expire in 2018 and $185.5 expires at various times between 2019 and 2037. The remaining carryforwards have no expiration date. Of the respective increases during 2017 in “net operating loss and credit carryforwards” deferred tax assets and “basis difference in affiliates” deferred tax liabilities reflected in the summary of components of deferred taxes above, $177.0 related to certain of our Luxembourg subsidiaries which reported net operating losses for statutory and tax purposes resulting from impairments of the carrying values of certain of their subsidiaries. These impairments created an outside basis difference that required the recording of a deferred tax liability, and which resulted in a corresponding and offsetting increase in the Company’s net operating loss carryforwards. These increases in the components of our deferred tax positions had no impact on our results of operations in 2017 or the presentation of deferred tax assets and liabilities in our consolidated balance sheet at December 31, 2017.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $8.7 in 2017 and increased by $4.6 in 2016. Of the net changes in 2017 and 2016, $10.2 and $6.8 were recognized as an increase in tax expense. The increase in the valuation allowance during 2017 was primarily due to current year losses carried forward and the impact of a weaker U.S. dollar on foreign currency-denominated balances, offset by previously carried forward losses which were written off during the year as a result of entity rationalization. The increase in the valuation allowance during 2016 was primarily due to current year losses carried forward, offset by the impact of a stronger U.S. dollar on foreign currency-denominated balances.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
Generally, it has been our practice and intention to reinvest the earnings of most of our non-U.S. subsidiaries in those operations with a few limited exceptions. As previously noted, the Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax. The transition tax will substantially eliminate the basis difference that existed previously for purposes of ASC 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes.
As of December 31, 2017, we have recorded a provision of $2.3 for foreign withholding and state taxes on the earnings we expect to repatriate. However, the Company is still evaluating the full impact of the Act on our assertion to indefinitely reinvest the earnings of our other foreign operations. Since these earnings have already been subjected to U.S. federal tax they would only be potentially subject to limited other taxes, including foreign withholding and certain state taxes.
During the fourth quarter of 2015, we repatriated sufficient foreign source income for U.S. tax purposes to allow us to utilize our 2015 foreign tax credit capacity and provided U.S. taxes of $4.2 related to the dividend.
Unrecognized Tax Benefits
As of December 31, 2017, we had gross unrecognized tax benefits of $5.6 (net unrecognized tax benefits of $2.2), of which $2.2, if recognized, would impact our effective tax rate. Similarly, at December 31, 2016, we had gross unrecognized tax benefits of $13.9 (net unrecognized tax benefits of $5.3).
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2017, gross accrued interest totaled $0.2 (net accrued interest of $0.2), while the related amount as of December 31, 2016 was $1.8 (net accrued interest of $1.7). Our income tax provision for the years ended December 31, 2017,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

2016 and 2015 included gross interest expense (income) of $(1.5), $0.3 and $(0.1), respectively. There were no significant penalties recorded during any year presented.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.0 to $1.5. The previously unrecognized tax benefits relate to transfer pricing matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year ended December 31,
	2017	2016	2015
Unrecognized tax benefit - beginning of year	$13.9	$25.4	$27.3
Gross increases - tax positions in prior period	—	0.1	3.6
Gross decreases - tax positions in prior period	(2.3)	(3.8)	(5.9)
Gross increases - tax positions in current period	0.4	2.5	5.3
Settlements	—	(8.5)	—
Lapse of statute of limitations	(6.4)	(1.9)	(4.3)
Change due to foreign currency exchange rates	—	0.1	(0.6)
Unrecognized tax benefit - end of year	$5.6	$13.9	$25.4
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by the former Parent or its subsidiaries that were not part of the Spin-Off. As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. Because activities that gave rise to these unrecognized tax benefits related to the Company's operations, the impact of these items was recorded to "Income tax provision" within our combined statements of operations prior to the Spin-Off date, with the offset recorded to "Former parent company investment" within our combined balance sheets prior to the Spin-Off date, which were reclassified to "Paid-in capital" as of December 31, 2015.
In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our consolidated balance sheets. However, since the potential obligations were the result of activities associated with operations that were not part of the Spin-Off, we have not reflected any related amounts within our "Income tax provision," but instead recorded the amounts directly to "Former parent company investment" within our combined balance sheets prior to the Spin-Off date, which were reclassified to "Paid-in capital" as of December 31, 2015.
Other Tax Matters
During 2017, we recorded an income tax provision of $11.1 on $57.9 of income before income taxes, resulting in an effective tax rate of 19.2%. The effective tax rate for 2017 was impacted by an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $11.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2016, our effective tax rate of 21.0% was impacted by tax benefits of (i) $59.3 resulting from the $426.4 goodwill and intangible assets impairment charge recorded by our Power and Energy reporting unit during the second quarter (an effective tax rate of 13.9%), as (a) the majority of the goodwill for the Power and Energy reporting unit had no basis for income tax purposes and (b) the impairment charge resulted in the addition of a valuation allowance for deferred income tax assets in certain jurisdictions, and (ii) $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.
During 2015, our effective tax rate of 36.3% was impacted by tax charges of $11.7 related to dividends from foreign subsidiaries, partially offset by tax benefits of (i) $5.1 related to net changes in uncertain tax positions, (ii) $2.8 related to tax rate decreases in Italy and the U.K. and (iii) $2.0 related to foreign exchange losses recognized for income tax purposes with respect to a foreign branch.

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
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination. We believe any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2018. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
(10)    INDEBTEDNESS
Debt at December 31, 2017 and 2016 was comprised of the following:

	December 31,
	2017	2016
Domestic revolving loan facility	$—	$68.0
Term loan(1)	270.0	390.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	—	21.2
Other indebtedness(2)	35.8	42.4
Less: deferred financing fees(3)	(10.2)	(12.8)
Total debt	895.6	1,108.8
Less: short-term debt	24.2	27.7
Less: current maturities of long-term debt	20.5	20.2
Total long-term debt	$850.9	$1,060.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. In October and December 2017, we made voluntary principal prepayments in the amounts of $80.0 and $20.0, respectively, under the term loan facility. On January 31, 2018, we made an additional voluntary principal prepayment of $30.0 under this facility. As a result of the January 2018 prepayment, the outstanding principal amount on the term loan decreased to $240.0. The payment was funded by cash on hand. There was no penalty associated with these prepayments.

(2)
Primarily includes capital lease obligations of $11.6 and $14.7 and balances under a purchase card program of $21.9 and $17.9 as of December 31, 2017 and 2016, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Debt payable during each of the five years subsequent to December 31, 2017 is $44.7, $21.3, $231.3, $1.3 and $1.4, respectively.

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

Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). Effective with an amendment to our senior credit facilities in July 2016 (“the First Amendment”), the Company and the domestic subsidiary guarantors granted valid and perfected first priority security interests in substantially all personal property assets of the Company and the domestic subsidiary guarantors (subject to certain exceptions) and valid first priority mortgages on all domestic real property owned by the Company and the domestic subsidiary guarantors having a fair market value in excess of $10.0. If the Company’s corporate credit rating is ‘‘Baa3’’ or better by Moody’s or ‘‘BBB-’’ or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.
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
Amendment of Senior Credit Facilities
In December 2016, the Company and certain of its subsidiaries entered into an amendment (the “Second Amendment”) to the Company’s existing senior credit facilities, dated as of September 1, 2015 and amended as of July 11, 2016 (the “Existing Senior Credit Facilities” and, as amended by the Second Amendment, the “Senior Credit Facilities”), by and among the Company, the foreign subsidiary borrowers party thereto, and the lenders party thereto. The Second Amendment amended the Existing Senior Credit Facilities to, among other things:

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

•
during the Covenant Relief Period, increase the maximum consolidated leverage ratio that must be maintained by the Company from 4.00:1.00 to (i) 4.50:1.00 for the quarter ended December 31, 2017 and ending March 31, 2018, (ii) 4.25:1.00 for the quarters ending June 30, 2018 and September 30, 2018 and (iii) 4.00:1.00 for the quarter ending December 31, 2018;

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
At December 31, 2017, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit. In addition, at December 31, 2017, we had $313.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $186.9 reserved for outstanding bank guarantees and standby letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.1% and 2.8% at December 31, 2017 and 2016, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Senior Notes
In August 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid. The Notes were issued pursuant to indentures, each dated August 10, 2016, among the Company, the subsidiary guarantors named therein, and the trustee of the Notes (the “Indentures”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.
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
Other
In September 2015, we entered into a trade receivables financing arrangement under which we can borrow, on a continuous basis, up to $50.0, depending on our trade receivables balance and other factors. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. This arrangement has a final maturity of September 21, 2018. At December 31, 2017, we had $33.8 of available borrowing capacity under our trade receivables financing arrangement.
At December 31, 2017, in addition to the revolving lines of credit described above, we had approximately $6.3 of letters of credit outstanding under separate arrangements in China and India.
At December 31, 2017, we were in compliance with all covenants of our senior credit facilities and our senior notes.
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
We had FX forward contracts with an aggregate notional amount of $44.6 and $28.0 outstanding as of December 31, 2017 and 2016, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $16.9 and $21.4 at December 31, 2017 and 2016, respectively, with all such derivatives scheduled to mature within one year. There were no unrealized gains or losses recorded in AOCL related to FX forward contracts as of December 31, 2017 and 2016, respectively. The net gains (losses) recorded in "Other income (expense), net" related to FX gains (losses) totaled $(4.9), $(2.2) and $1.1 for the years ended December 31, 2017, 2016 and 2015, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.3 and $2.9 (gross assets) and $0.0 and $0.1 (gross liabilities) at December 31, 2017 and 2016, respectively.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(12)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
Prior to the Spin-Off, SPX FLOW had no common shares outstanding.  On September 26, 2015, 41.322 SPX FLOW common shares were distributed to our former Parent's shareholders in conjunction with the Spin-Off. For comparative purposes, basic shares outstanding reflect this amount in all periods presented prior to the Spin-Off.  For purposes of computing dilutive shares, unvested SPX FLOW awards at the Spin-Off date were assumed to have been issued and outstanding from January 1, 2015.  The resulting number of weighted-average dilutive shares has been used in the period presented prior to the Spin-Off. The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Year ended December 31,
	2017	2016	2015
Weighted-average shares outstanding, basic	41.799	41.345	40.863
Dilutive effect of share-based awards	0.384	—	0.097
Weighted-average shares outstanding, dilutive(1)	42.183	41.345	40.960

(1)
For the year ended December 31, 2017, 0.202 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met. For the year ended December 31, 2016, an aggregate of 0.802 of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the year ended December 31, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.236. For the year ended December 31, 2015, 0.474 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2017 and 2015, 0.358 and 0.389, respectively, of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.

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
Our former Parent's restricted stock shares, restricted stock units, and stock options were granted to eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapse and awards generally vest over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock may vest concurrently with or following an employee's termination. A substantial portion of such former Parent's restricted stock shares and restricted stock unit awards granted in 2014 generally vested based on performance thresholds.
Eligible employees received target performance awards in 2014 in which the employee could earn between 25% and 125% of the target performance award in the event the award met the required vesting criteria. Vesting for the 2014 target performance awards was based on our former Parent's shareholder return versus the S&P Composite 1500 Industrials Index over the three-year period ended December 31, 2016. Awards granted in 2015 did not contain such target performance conditions.
Each eligible non-officer employee also received awards in 2015 and 2014 that generally vested ratably over three years, subject only to the passage of time and a participant's continued employment during the vesting period. Officers of our former Parent received awards in 2015 and 2014 that generally vested ratably over three years, subject to an internal performance metric and a participant's continued employment during the vesting period.
Our former Parent's restricted stock shares and restricted stock units that did not vest within the applicable vesting period were forfeited.
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2014 and 2013, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense related to the modification was $4.0, of which $1.2 and $2.8 was recognized in the years ended December 31, 2016 and 2015, respectively.
Stock-Based Compensation - Awards Granted Subsequent to the Spin-Off
Since the Spin-Off, SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 1.355 unissued shares of our common stock were available for future grant as of December 31, 2017. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares, or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted target performance awards during 2017 and 2016 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting periods, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2017 and 2016 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the "Composite Group"), over the three-year periods from January 1, 2017 and 2016, respectively, through December 31, 2019 and 2018, respectively. In addition, certain eligible employees, including officers, were granted awards during 2017 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined) measured at the conclusion of the measurement period ending December 31, 2019 (including eligible employees’ continued employment during the measurement period). These target performance and internal performance metric awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible non-officer employees also were granted restricted stock unit awards during 2017 and 2016 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. Eligible officers were granted restricted stock share awards during 2017 and 2016 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period). In addition, certain eligible employees, including officers, received restricted stock unit awards during 2016 that vest subject to attainment of an annual internal performance metric measured at the conclusion of the measurement period ending December 31, 2018 (including eligible employees’ continued employment during the measurement period).
Non-employee directors were granted restricted stock share awards during 2017 and 2016 that vest or vested at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such periods.
Restricted stock share and unit awards granted to eligible employees during 2017 and 2016 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the ages of 60 and 55, respectively, and completing ten and five years of service, respectively, (and, if applicable, subject to the attainment of performance measures).
Restricted stock shares and restricted stock units that do not vest within the applicable vesting periods are forfeited.
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
Stock-Based Compensation Expense - All Awards
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the years ended December 31, 2017, 2016 and 2015, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying consolidated and combined statements of operations as follows:

	Year ended December 31,
	2017	2016	2015
Expense associated with individuals attributable to SPX FLOW's operations	$15.9	$17.7	$9.6
Allocation of expense historically associated with the former Parent's corporate employees(1)	—	—	13.4
Expense related to modification as of Spin-Off date	—	1.2	2.8
Stock-based compensation expense	15.9	18.9	25.8
Income tax benefit	(5.7)	(6.9)	(9.5)
Stock-based compensation expense, net of income tax benefit	$10.2	$12.0	$16.3

(1)	See Note 1 for a discussion of the methodology used to allocate corporate-related costs prior to the Spin-Off.
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
January 13, 2017
SPX FLOW	39.4%	—%	1.50%	0.1848	0.3830	0.5057
Composite Group	28.6%	n/a	1.50%
January 4, 2016:
SPX FLOW	27.5%	—%	1.31%	0.2986	0.4563	0.5776
Composite Group	25.5%	n/a	1.31%
As SPX FLOW shares have been traded only since the Spin-Off in September 2015 (i.e., with less historical performance than the generally three-year vesting period of the related awards), annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility (since the Spin-Off) and the average historical volatility of the Composite Group, as of the grant dates. An expected annual dividend yield was not assumed as dividends are not currently granted on common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant dates.

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
In connection with the Spin-Off, certain corporate employees of our former Parent became employees of the Company. The following table summarizes the unvested restricted stock share and restricted stock unit activity (i) from December 31, 2014 through September 26, 2015, for such Company's employees with former Parent awards before the Spin-Off, and (ii) the resulting, converted SPX FLOW awards after the Spin-Off and activity from September 26, 2015 through December 31, 2017:

Former Parent - Prior to Spin-Off:	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2014	0.149	$72.93
Granted	0.075	85.47
Vested	(0.035)	79.92
Forfeited and other	(0.019)	63.45
Outstanding at September 26, 2015, immediately prior to Spin-Off	0.170	$79.65

SPX FLOW - Post Spin-Off:
Conversion of SPX Plan awards to SPX FLOW Stock Plan awards on September 26, 2015	1.154	$53.32
Granted	0.069	26.05
Vested	(0.091)	61.34
Forfeited and other	(0.004)	59.93
Outstanding at December 31, 2015	1.128	$51.13
Granted	0.930	27.94
Vested	(0.361)	51.13
Forfeited and other	(0.422)	40.27
Outstanding at December 31, 2016	1.275	$37.89
Granted	0.486	35.18
Vested	(0.358)	42.05
Forfeited and other	(0.271)	49.35
Outstanding at December 31, 2017	1.132	$32.65
As of December 31, 2017, there was $13.9 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.5 years.
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
In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company. The number of outstanding SPX FLOW stock options, after reflecting (i) the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015, and (ii) the conversion of the former Parent stock options to SPX FLOW stock options, was 0.396. After reflecting 0.025 of forfeitures during the fourth quarter of 2015 and 0.029 of forfeitures and expirations during 2017, there were 0.342 and 0.371, respectively, of SPX FLOW stock options outstanding as of December 31, 2017 and 2016, of which 0.310 were exercisable as of December 31, 2017. As a result of the conversion of the stock options, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. Other terms of the SPX FLOW stock options are the same as those discussed above.
As of December 31, 2017, there was no unrecognized compensation cost related to stock options.
Accumulated Other Comprehensive Loss
The primary component of AOCL as of December 31, 2017 and 2016, was foreign currency translation adjustment. There were no unrealized gains or losses recorded in AOCL related to FX forward contracts as of December 31, 2017 and 2016. Changes in AOCL for the years ended December 31, 2017 and 2016, related solely to foreign currency translation adjustment. See the consolidated and combined statement of comprehensive income (loss) for other changes in AOCL for the year ended December 31, 2015.
Common Stock in Treasury
During the years ended December 31, 2017 and 2016, "Common stock in treasury" was increased by $4.0 and $3.5, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
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
Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2018	$22.1
2019	17.8
2020	15.2
2021	10.0
2022	7.6
Thereafter	11.6
Total minimum payments	$84.3
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $30.6 in 2017, $31.6 in 2016 and $31.9 in 2015.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Capital Leases
Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2018	$0.9
2019	1.7
2020	1.6
2021	1.6
2022	1.7
Thereafter	6.2
Total minimum payments	13.7
Less: interest	(2.1)
Capital lease obligations as of December 31, 2017	11.6
Less: current maturities as of December 31, 2017	0.5
Long-term portion as of December 31, 2017	$11.1
Our current and long-term capital lease obligations as of December 31, 2016 were $0.2 and $14.5, respectively.
Assets held through capital lease agreements at December 31, 2017 and 2016 comprise the following:

	December 31,
	2017	2016
Buildings	$12.8	$19.7
Machinery and equipment	0.2	0.2
Total	13.0	19.9
Less: accumulated depreciation	(2.5)	(5.7)
Net book value	$10.5	$14.2
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our consolidated balance sheets as of December 31, 2017 and 2016 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash.

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
As of December 31, 2017 and 2016, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.3 and $2.9 (gross assets) and $0.0 and $0.1 (gross liabilities), respectively. As of December 31, 2017, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
Until June 2017, we had an investment in an equity security that was accounted for under the fair value option, but not readily marketable, and therefore which was classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and we received proceeds from the sale of the equity security during the second quarter of 2017. In prior periods, we based the security’s fair value on a variety of inputs, including reported trades, non-binding broker/dealer quotes, and historical trade prices of the same securities. Market indicators and industry and economic events were also considered. At December 31, 2016, this asset had a fair value of $7.6.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016, including net unrealized losses recorded to “Other income (expense), net."

	Year ended December 31,
	2017	2016
Balance at beginning of year	$7.6	$8.1
Unrealized losses recorded to earnings	(1.4)	(0.5)
Proceeds received from sale of investment	(6.2)	—
Balance at end of year	$—	$7.6
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in "Mezzanine equity" using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to "Mezzanine equity" and "Accumulated deficit." Refer to Note 13 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At December 31, 2017, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 7 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
During 2016 and 2015, we recorded impairment charges of $189.4 and $22.7, respectively, related to trademarks, customer relationships, and technology assets in 2016 and trademarks and technology assets in 2015 of certain businesses within our Power and Energy and Food and Beverage reportable segments as we determined that the fair values of such intangible assets were less than the carrying values. See Note 7 for additional information regarding such impairment charges.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility	$—	$—	$68.0	$68.0
Term loan(1)	270.0	270.0	390.0	390.0
5.625% Senior notes(1)	300.0	315.0	300.0	300.0
5.875% Senior notes(1)	300.0	320.3	300.0	296.3
Trade receivables financing arrangement	—	—	21.2	21.2
Other indebtedness	24.2	24.2	27.7	27.7
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
(15)    RELATED PARTY TRANSACTIONS
Allocation of General Corporate Expenses
The consolidated and combined statement of operations in 2015 includes expenses for certain centralized functions and other programs provided and/or administered by the former Parent charged directly to business units of the Company. In addition, for purposes of preparing the combined statement of operations for the period prior to the Spin-Off on a "carve-out" basis, a portion of the former Parent's total corporate expenses were allocated to the Company. A detailed description of the methodology used to allocate corporate-related costs is included in Note 1.
Related Party Interest
We recorded interest income of $26.2 for the year ended December 31, 2015, associated with related party notes receivable outstanding during the period, with the former Parent serving as the counterparty. These related party notes were transferred to the former Parent or canceled by the Company with a corresponding decrease to "Former parent company investment" of $669.7 during the third quarter of 2015. The related party notes receivable had a weighted-average interest rate of approximately 5.0% prior to their transfer to the former Parent or cancellation by the Company.
We recorded interest expense of $28.4 for the year ended December 31, 2015, associated with related party notes payable outstanding during the period, with the former Parent (and certain other of its affiliates that were not part of the Spin-Off) serving as counterparties. Related party notes payable were reduced by $991.3 with a corresponding increase to "Former parent company investment" during the nine months ended September 26, 2015 as a result of their extinguishment by way of capital contribution to the Company by the former Parent. The related party notes payable had a weighted-average interest rate of approximately 7.0% prior to their extinguishment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(16)    QUARTERLY RESULTS (UNAUDITED)

	First(2)		Second		Third		Fourth(2)
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$433.2	$505.0	$498.0	$528.8	$491.1	$466.8	$529.2	$495.4
Gross profit	139.1	159.2	153.0	166.8	159.1	146.1	165.2	152.5
Net income (loss)(1)	(7.3)	(32.1)	10.2	(352.3)	13.0	(4.2)	30.9	7.6
Less: Net income (loss) attributable to noncontrolling interests	0.1	(1.0)	(0.1)	0.5	0.2	0.5	0.2	0.8
Net income (loss) attributable to SPX FLOW, Inc.	$(7.4)	$(31.1)	$10.3	$(352.8)	$12.8	$(4.7)	$30.7	$6.8

Basic income (loss) per share of common stock	$(0.18)	$(0.75)	$0.25	$(8.52)	$0.31	$(0.11)	$0.73	$0.16
Diluted income (loss) per share of common stock	$(0.18)	$(0.75)	$0.24	$(8.52)	$0.30	$(0.11)	$0.72	$0.16

(1)
During the fourth quarter of 2017, the income tax provision was impacted by (i) an income tax benefit of $71.2 for reduction in the U.S. tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (ii) $50.4 for the deemed repatriation tax and (iii) $6.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.

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

(2)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2017 were April 1, July 1 and September 30, compared to the respective April 2, July 2 and October 1, 2016 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had two less days in the first quarter of 2017 and one more day in the fourth quarter of 2017 than in the respective 2016 periods.

(17)    SUBSEQUENT EVENT
On January 31, 2018, we made a voluntary principal prepayment in the amount of $30.0 under our term loan facility, as described in Note 10. As a result of the prepayment, the outstanding principal amount on the term loan decreased to $240.0. The payment was funded by cash on hand.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2017, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2017, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework (2013). The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.
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
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)     Directors of the Company.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading "Election of Directors" and is incorporated herein by reference.
b)     Executive Officers of the Company.
Marcus G. Michael, 54, is President and Chief Executive Officer, and a director of the Company, since January 2016. He was previously President of our Food and Beverage segment. Prior to the Spin-Off, he was President, Flow Technology—Food and Beverage of SPX Corporation, and was appointed an officer of SPX in December 2014. He joined SPX Corporation in 2003 and prior to his most recent position held various senior positions within the company, including President of the company’s global evaporative and dry cooling businesses and President of Flow Technology’s EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.
Jeremy W. Smeltser, 43, is Vice President and Chief Financial Officer. He was previously Vice President and Chief Financial Officer of SPX Corporation, where he served in various roles, most recently as Vice President and Chief Financial Officer, Flow Technology, and became an officer of SPX Corporation in April 2009. He joined SPX Corporation in 2002 from Ernst & Young LLP, where he was an audit manager in Tampa, Florida. Prior to that, he held various positions with Arthur Andersen LLP, in Tampa, Florida, and Chicago, Illinois, focused primarily on assurance services for global manufacturing clients.
Stephen A. Tsoris, 60, is Vice President, Secretary and General Counsel. He was previously Vice President, Secretary and General Counsel of SPX Corporation since April 2015. Mr. Tsoris joined SPX Corporation in 2008 as the assistant general counsel, corporate development, where he played a major role in many significant acquisitions, divestitures and strategic ventures. Prior to joining SPX Corporation, he was a partner at Gardner Carton & Douglas LLP where in addition to working with a wide spectrum of clients across many industries, he supported SPX Corporation on over fifty M&A transactions.
David A. Kowalski, 59, is President, Global Manufacturing Operations. He was previously President, Global Manufacturing Operations of SPX Corporation since August 2013. Since August 2011, he also has served as President of the SPX Industrial Products group of businesses. He joined SPX Corporation in 1999 as the Vice President and General Manager of Tools and Equipment at Service Solutions and was named President of Service Solutions in 2004. He became the segment President, Test and Measurement, and an officer of the company in August 2005. Before joining SPX Corporation, he held positions with American National Can Company, J.I. Case, Picker International and Warner Swasey.
Dwight A. K. Gibson, 43, is President, Food and Beverage segment. Prior to joining the Company in June 2016, he served as President of Strategic Initiatives for Ingersoll Rand's Climate segment. He joined Ingersoll Rand in 2004 and served in a variety of general management, business development and product management roles. From October 2011 to June 2015, he served as Vice President and General Manager for the Thermo King Europe, Middle East and Africa truck and trailer business. Prior to joining Ingersoll Rand in 2004, he was a consultant with McKinsey and Company.
José Larios, 43, is President, Power and Energy and Industrial segments. Mr. Larios joined SPX Corporation in July 2015 as Vice President of Global Original Equipment Sales for Power and Energy prior to becoming President of the Power and Energy segment in August 2016 and President of the Industrial segment in January 2017. Prior to joining SPX Corporation, he served fifteen years at General Electric in progressive roles in sales, product management, marketing, operations and global commercial leadership, where he last served as Global Vice President of Sales for O&G Surface Products.
Belinda G. Hyde, 47, is Vice President and Chief Human Resources Officer. She was previously Vice President and Chief Human Resources Officer of SPX Corporation since July 2015. Ms. Hyde served as the Senior Vice President and Chief Human Resources Officer of Schnitzer Steel Industries, Inc. from October 2011 until joining SPX Corporation. Prior to joining Schnitzer, Ms. Hyde was Vice President of Human Resources with Celanese Corporation from 2008 to 2011. Previously, she led the talent management, development, and communications functions for biotech Life Technologies from 2005 to 2008. Ms. Hyde also worked at Dell Computer from 2000 to 2005 in a variety of human resources leadership positions.
Kevin J. Eamigh, 47, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies and Shared Services organizations, the role he previously held at SPX Corporation. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh began his career with IBM prior to co-founding PrimeSource Technologies, a business technology consulting firm.
c)    Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
d)    Code of Ethics.
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.
e)    Other Matters.
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings "Corporate Governance" and "Board Committees" and is incorporated herein by reference.
ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the headings "Ownership of Common Stock" and "Equity Compensation Plan Information" and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading "Corporate Governance" and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2018 Annual Meeting of Stockholders under the heading "Ratification of the Appointment of Independent Public Accountants" and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated and Combined Financial Statements on page 37 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 37 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of February, 2018.

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

10.21*
Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to the SPX Corporation Quarterly Report on Form 10-Q for the period ended June 27, 2009 (file no. 1-6948).

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

10.25*
Form of Change of Control Agreement between each of Stephen A. Tsoris, Belinda G. Hyde and Kevin J. Eamigh, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).

10.26*
Form of Change of Control Agreement between each of Dwight Gibson and Jose Larios and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).

10.27*	Separation Agreement between David J. Wilson and SPX FLOW, Inc. incorporated by reference from SPX FLOW's Current Report on Form 8-K/A filed on February 22, 2017.
10.28
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

10.29
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

10.31
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

11.1	Statement regarding computation of earnings (loss) per share. See consolidated and combined statements of operations on page 40 of this Form 10-K.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item No.	Description
101.1
SPX FLOW, Inc. financial information from its Form 10-K for the annual period ended December 31, 2017, formatted in XBRL, including: (i) Consolidated and Combined Statements of Operations for the years ended December 31, 2017, 2016, and 2015; (ii) Consolidated and Combined Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv) Consolidated and Combined Statements of Equity for the years ended December 31, 2017, 2016, and 2015; (v) Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (vi) Notes to Consolidated and Combined Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.