Form 10-K/A
period 2017-12-31
SPX FLOW, Inc.
filed 2018-02-12
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by SPX FLOW, Inc. to amend its Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 6, 2018 (the “Form 10-K”), solely to include on page 93 the full signature page to the Form 10-K, as a portion of the signature page had been inadvertently omitted in the filing of the Form 10-K. In addition, in accordance with applicable SEC rules, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment. In addition, the consent filed as Exhibit 23.1 to this Amendment is dated as of the filing date of this Amendment. Other than with respect to the foregoing, this Amendment does not modify or update in any way the disclosures made in the Form 10-K.

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
Jeremy W. Smeltser
Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of February, 2018.

/s/ Marcus G. Michael	/s/ Jeremy W. Smeltser
Marcus G. Michael	Jeremy W. Smeltser
President, Chief Executive Officer and Director	Vice President and Chief Financial Officer

/s/ Jaime M. Easley	/s/ Robert F. Hull, Jr.
Jaime M. Easley	Robert F. Hull, Jr.
Corporate Controller and Chief Accounting Officer	Non-Executive Chairman of the Board of Directors

/s/ Anne K. Altman	/s/ Patrick D. Campbell
Anne K. Altman	Patrick D. Campbell
Director	Director

/s/ Emerson U. Fullwood	/s/ Terry S. Lisenby
Emerson U. Fullwood	Terry S. Lisenby
Director	Director

/s/ David V. Singer
David V. Singer
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