Form 10-Q
period 2018-03-31
SPX FLOW, Inc.
filed 2018-05-02
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common shares outstanding as of April 27, 2018 were 42,520,886.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 31, 2018	April 1, 2017
Revenues	$490.3	$433.2
Cost of products sold	334.6	294.1
Gross profit	155.7	139.1
Selling, general and administrative	115.5	115.3
Intangible amortization	4.4	4.6
Special charges	2.6	8.6
Operating income	33.2	10.6

Other expense, net	(4.6)	(2.1)
Interest expense, net	(12.5)	(15.9)
Income (loss) before income taxes	16.1	(7.4)
Income tax benefit (provision)	(0.8)	0.1
Net income (loss)	15.3	(7.3)
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	0.1
Net income (loss) attributable to SPX FLOW, Inc.	$15.5	$(7.4)

Basic income (loss) per share of common stock	$0.37	$(0.18)
Diluted income (loss) per share of common stock	$0.36	$(0.18)

Weighted average number of common shares outstanding - basic	41.978	41.647
Weighted average number of common shares outstanding - diluted	42.530	41.647
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended
	March 31, 2018	April 1, 2017
Net income (loss)	$15.3	$(7.3)
Other comprehensive income, net - foreign currency translation adjustments	40.0	49.5
Total comprehensive income	55.3	42.2
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.2)	0.9
Total comprehensive income attributable to SPX FLOW, Inc.	$55.5	$41.3
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$243.9	$263.7
Accounts receivable, net	377.5	381.4
Contract assets	75.2	57.7
Inventories, net	329.2	293.9
Other current assets	52.0	50.0
Total current assets	1,077.8	1,046.7
Property, plant and equipment:
Land	35.8	35.1
Buildings and leasehold improvements	240.7	238.3
Machinery and equipment	476.8	461.6
	753.3	735.0
Accumulated depreciation	(388.5)	(374.1)
Property, plant and equipment, net	364.8	360.9
Goodwill	786.6	771.3
Intangibles, net	354.3	350.3
Other assets	155.3	159.8
TOTAL ASSETS	$2,738.8	$2,689.0

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$235.1	$219.4
Contract liabilities	218.0	182.3
Accrued expenses	180.8	207.3
Income taxes payable	22.5	21.6
Short-term debt	26.1	24.2
Current maturities of long-term debt	20.5	20.5
Total current liabilities	703.0	675.3
Long-term debt	816.7	850.9
Deferred and other income taxes	59.8	63.3
Other long-term liabilities	128.7	125.5
Total long-term liabilities	1,005.2	1,039.7
Commitments and contingent liabilities (Note 11)
Mezzanine equity	22.5	22.2
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,884,761 issued and 42,519,801 outstanding at March 31, 2018, and 42,690,342 issued and 42,405,222 outstanding at December 31, 2017	0.4	0.4
Paid-in capital	1,658.4	1,650.9
Accumulated deficit	(306.2)	(327.5)
Accumulated other comprehensive loss	(340.1)	(372.8)
Common stock in treasury (364,960 shares at March 31, 2018, and 285,120 shares at December 31, 2017)	(12.9)	(8.9)
Total SPX FLOW, Inc. shareholders' equity	999.6	942.1
Noncontrolling interests	8.5	9.7
Total equity	1,008.1	951.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,738.8	$2,689.0
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended March 31, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	5.8	(7.3)	—	(1.5)	—	(1.5)
Net income (loss)	—	—	—	15.5	—	—	15.5	(0.2)	15.3
Other comprehensive income, net	—	—	—	—	40.0	—	40.0	—	40.0
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	5.1	—	—	—	5.1	—	5.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at March 31, 2018	42.5	$0.4	$1,658.4	$(306.2)	$(340.1)	$(12.9)	$999.6	$8.5	$1,008.1

	Three months ended April 1, 2017
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income (loss)	—	—	—	(7.4)	—	—	(7.4)	0.1	(7.3)
Other comprehensive income, net	—	—	—	—	48.7	—	48.7	0.8	49.5
Incentive plan activity	0.1	—	1.6	—	—	—	1.6	—	1.6
Stock-based compensation expense	—	—	4.0	—	—	—	4.0	—	4.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	0.3	—	—	(3.3)	(3.0)	—	(3.0)
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	0.2	0.2
Balance at April 1, 2017	42.3	$0.4	$1,646.3	$(381.3)	$(472.7)	$(8.2)	$784.5	$2.6	$787.1

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income (loss)	$15.3	$(7.3)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Special charges	2.6	8.6
Deferred income taxes	3.5	(3.2)
Depreciation and amortization	15.1	15.7
Stock-based compensation	5.1	4.0
Pension and other employee benefits	3.1	1.2
Changes in operating assets and liabilities:
Accounts receivable and other assets	14.1	21.5
Contract assets and liabilities, net	10.6	23.9
Inventories	(21.9)	(21.5)
Accounts payable, accrued expenses and other	(28.1)	(10.4)
Cash spending on restructuring actions	(3.8)	(9.4)
Net cash from operating activities	15.6	23.1
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	—	20.3
Capital expenditures	(5.2)	(4.8)
Net cash from (used in) investing activities	(5.2)	15.5
Cash flows used in financing activities:
Borrowings under senior credit facilities	19.5	84.5
Repayments of senior credit facilities	(54.5)	(133.5)
Borrowings under trade receivables financing arrangement	28.0	38.1
Repayments of trade receivables financing arrangement	(23.0)	(35.9)
Repayments of other financing arrangements	(3.1)	(8.0)
Minimum withholdings paid on behalf of employees for net share settlements, net	(4.0)	(3.2)
Dividends paid to noncontrolling interests in subsidiary	(1.0)	(0.1)
Net cash used in financing activities	(38.1)	(58.1)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	7.9	13.1
Net change in cash, cash equivalents and restricted cash	(19.8)	(6.4)
Consolidated cash, cash equivalents and restricted cash, beginning of period	264.9	216.2
Consolidated cash, cash equivalents and restricted cash, end of period	$245.1	$209.8
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
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated and combined financial statements contained in our 2017 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results and the condensed consolidated financial statements may not be indicative of the Company’s future performance.
Certain customer contract-related amounts in the accompanying condensed consolidated balance sheet as of December 31, 2017 and condensed consolidated statement of cash flows for the three months ended April 1, 2017 have been reclassified to conform to the current year presentation.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 are March 31, June 30, and September 29, compared to the respective April 1, July 1, and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
New Revenue Recognition Pronouncement
Effects of Adoption - In May 2014, and as subsequently amended, the Financial Accounting Standards Board (the "FASB") issued a new standard on revenue recognition that outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows.
We adopted the standard effective January 1, 2018 using the modified retrospective adoption method. In connection with our adoption of the new revenue recognition pronouncement, we recorded a reduction in our accumulated deficit of $2.3, representing the net earnings which would have been recognized as of December 31, 2017 under the new standard on executed customer contracts (“orders”) in effect on that date. This reduction in our accumulated deficit reflects the net effects of (1) an increase in the amount of revenue to be recognized over time, as described below for certain product lines that were previously recognized at a point in time under the previous standard, partially offset by (2) a decrease in the amount of revenue recognized over time under the previous standard for certain contracts which do not contain a contractual enforceable right to payment in the event of customer cancellation or default, which are being recognized at a point in time under the new standard. The impacts of the new standard on our reportable segments are as follows:

•
Food and Beverage - Under previous accounting principles, we recognized revenue on certain long-term systems projects, most of which are customer-owned assets, over time using the cost-to-cost method, and revenue on long-term service contracts on a straight-line basis over the life of the related agreements. All other revenues were recognized at a point in time when the risks and rewards of ownership transferred to the customer. Under the new standard, revenue for (1) all customer-owned systems projects and service contracts, is recognized over time on a cost-to-cost basis, and (2) skids assembled in our factories or systems projects not owned by the customer during execution, as well as customer

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

contracts for the sale of component and aftermarket parts, are recognized at a point in time upon transfer of control to the customer.

•
Power and Energy - Under previous accounting principles, we recognized revenue on certain long-term contracts for large pumps over time using the cost-to-cost method. We recognized all other product revenues in this segment, including revenues for most service contracts, at a point in time. In assessing the new standard, we determined our large pumps manufactured for use in upstream oil and nuclear power generation applications generally have limited alternative use. Likewise, our larger and more complex valve products and metering systems have limited alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract-specific for substantially all product lines in the segment. Under the new standard, revenue is recognized over time, if a contract explicitly provides an enforceable right to payment, for large pumps, large and/or complex valve products and metering systems. Revenue for service contracts is recognized over time. Revenue for all other products is recognized at a point in time, upon transfer of control of the product to the customer .

•
Industrial - Under previous accounting principles, substantially all of this segment’s revenue was recognized at a point in time when the risks and rewards of ownership transferred to the customer. In assessing the new standard, we determined that certain original equipment ("OE") products such as large mixers constructed with unique metals, custom-enclosed heat exchangers, and certain dehydration systems have little to no alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract specific for substantially all product lines in this segment. Under the new standard, revenue is recognized over time, if a contract explicitly provides for enforceable right to payment, for certain OE mixer types, custom-enclosed heat exchanger units, unique dehydration systems and service contracts. Revenue for all other products within this segment is recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change).

Application of New Revenue Recognition Standard to Contract Revenues Recognized Over Time:
Under the new revenue recognition standard, a contract with a customer is an agreement approved by both parties that creates enforceable rights and obligations, has commercial substance and includes identified payment terms under which collectability is probable. Once the Company has entered a contract, it is evaluated to identify performance obligations. For OE contracts that are recognized over time, our customers generally contract with us to provide a service of integrating a complex set of tasks and components into a single project of a highly engineered and tailored capability that generally cannot be re-sold to another customer without significant re-engineering and/or re-work cost. Such contracts are typically accounted for as a single performance obligation. For aftermarket service contracts, our customers generally receive and consume the benefits of the service as we perform, or our performance enhances a customer-controlled asset. As noted above, we generally recognize revenue over time using costs incurred to date relative to total estimated costs at completion (“EAC’s”) for these OE and service contracts. This measure best depicts the transfer of control to customers continuously over time which occurs as we incur costs related to satisfaction of performance obligation(s) under our contracts. This transfer of control over time is also supported by the work being either customer-owned throughout the life of the project or by termination clauses which allow us to recover costs incurred plus a reasonable profit. Revenues, including estimated profits, are recorded proportionally as costs are incurred. For certain long-term aftermarket maintenance contracts where we stand ready to perform at any time, we recognize revenue ratably over the life of the related contract.
During the three months ended March 31, 2018, we recognized revenues of $62.6, $27.9 and $18.7 under contracts for which control transferred over time in our Food and Beverage, Power and Energy, and Industrial segments, respectively.
We have established controls and procedures to update project EAC’s for cost-to-cost contracts at least quarterly. Costs to fulfill include primarily labor, materials and subcontractors’ costs, as well as other direct costs. Our cost estimation process is based upon (i) historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of key factors such as progress towards completion and the related program schedule, identified opportunities and risks and the related changes in estimates of revenues and costs.
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance, and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on the project, a provision for the entire expected loss on the performance

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant during the three months ended March 31, 2018.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and had recorded $0.5 in “Other current assets” in our condensed consolidated balance sheets for such costs as of March 31, 2018 and December 31, 2017. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is expected to be less than one year. These costs primarily include the Company's internal sales force compensation program; under the terms of these programs these are generally earned and the costs are recognized at the time the revenue is recognized.
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance services, and OE revenues generally include all other revenue streams described above. The following table provides disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three months ended March 31, 2018:

	For the Three Months Ended March 31, 2018
	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$103.3	(1)	$63.2	$166.5
Power and Energy	73.9		70.8	144.7
Industrial	122.6		56.5	179.1
Total revenues	$299.8		$190.5	$490.3
(1)     Includes $54.1 of revenue realized from the sale of highly engineered Food and Beverage systems.
Contract Assets and Liabilities:
Contract assets include unbilled amounts typically resulting from sales under cost-to-cost contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are generally classified as current, as we expect to bill the amounts within the next twelve months. Contract liabilities include billings in excess of revenue recognized for cost-to-cost contracts and advance payments received from customers related to product sales (unearned revenue). We classify contract liabilities as a current liability, as we expect to recognize the related revenue within the next twelve months. Our contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. Our contract assets and liabilities, and changes in such balances, were as follows:

	March 31, 2018	December 31, 2017	Change(1)	% Change
Contract assets	$75.2	$57.7	$17.5	30.3%
Contract liabilities	(218.0)	(182.3)	(35.7)	19.6%
Net contract liabilities	$(142.8)	$(124.6)	$(18.2)
(1)    The $18.2 increase in our net contract liabilities from December 31, 2017 to March 31, 2018 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage and Power and Energy cost-to-cost contracts, consistent with the increase in our remaining performance obligations from December 31, 2017 to March 31, 2018 of those segments of $38.2.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reconciliation of Operating Results and Balance Sheet - Previous vs. Current Revenue Recognition Standard:
In accordance with the new revenue recognition standard requirements, the disclosure of the impact of adoption on our condensed consolidated statement of operations and balance sheet is as follows:

	For the three months ended March 31, 2018
Statement of Operations	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Revenues	$481.0	$9.3	$490.3
Cost of products sold	328.0	6.6	334.6
Selling, general and administrative	115.5	—	115.5
Income tax provision	(0.5)	(0.3)	(0.8)
Net income	12.9	2.4	15.3
Net income attributable to SPX FLOW, Inc.	13.1	2.4	15.5

	As of March 31, 2018
Balance Sheet	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Assets
Contract assets	$56.9	$18.3	$75.2
Inventories, net	330.0	(0.8)	329.2
Other current assets	51.5	0.5	52.0
Other assets	155.8	(0.5)	155.3

Liabilities
Contract liabilities	206.3	11.7	218.0
Accrued expenses	181.0	(0.2)	180.8
Income taxes payable	22.1	0.4	22.5
Deferred and other income taxes	58.9	0.9	59.8

Equity
Accumulated deficit	(310.9)	4.7	(306.2)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of March 31, 2018, the aggregate amount of our remaining performance obligations was $1,050.8. The Company expects to recognize revenue on approximately 85% and substantially all of our remaining performance obligations within the next 12 and 24 months, respectively, with an insignificant remaining amount expected to be recognized thereafter.
Other New Accounting Pronouncements
In February 2016, the FASB issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases with terms that exceed twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our consolidated financial statements.
In October 2016, the FASB issued an amendment that requires recognition of the income tax consequences of an intra-entity transfer of assets other than inventory. Under current authoritative guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This amendment requires tax expense and deferred tax asset recognition from the intra-entity sale of the asset in the seller’s tax jurisdiction when the asset transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. We adopted this amendment as of the beginning of the first quarter of 2018 using modified retrospective application, and recorded a cumulative charge of $3.8 to accumulated deficit during the quarter.
In November 2016, the FASB issued an amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We adopted this amendment in the first quarter of 2018 using retrospective application. We held $1.2 of restricted cash as of March 31, 2018 and December 31, 2017, and $1.1 of restricted cash as of April 1, 2017 and December 31, 2016, which was reported in "Other current assets" in our condensed consolidated balance sheets and included in "Cash, cash equivalents and restricted cash" in our condensed consolidated statements of cash flows as of their respective dates. Such restricted cash balances consist primarily of deposits which serve as bank guarantees related to our performance under customer contracts and are required by law in certain international jurisdictions in lieu of letters or credit or other forms of security.
In February 2018, the FASB issued an amendment to guidance which allows entities to reclassify certain stranded income tax effects from accumulated other comprehensive income/loss to retained earnings resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), as well as additional financial statement disclosures to clarify the effects of adoption. The Company adopted this amendment as of the beginning of the first quarter of 2018 and elected to reclassify the income tax effects of the Tax Act between accumulated other comprehensive loss and accumulated deficit. The Company recorded a cumulative reduction of $7.3 of accumulated deficit and corresponding charge to accumulated other comprehensive loss during the quarter. The tax effects reclassified under this standard included the change in federal tax rate (net of the change in federal benefit of state tax, where applicable) pursuant to the Tax Act on the foreign exchange gains (losses) recorded through accumulated other comprehensive loss and the reversal of the tax impact of certain gains (losses) where the Tax Act impacted the Company’s intention to repatriate certain earnings that were previously taxed but would result in a tax on the foreign exchange gain (loss) upon repatriation.
In March 2018, the FASB issued an amendment to update the FASB Accounting Standards Codification (the "Codification") and XBRL Taxonomy as a result of the Tax Act, and to incorporate Staff Accounting Bulletin No. 118 as released by the SEC, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This amendment is effective for interim and annual reporting periods beginning after December 15, 2018. The Company continues to evaluate the impact this tax reform legislation may have on its consolidated financial statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Summary of Effects of Retrospective Accounting Standard Changes Adopted in First Quarter of 2018
The cumulative effects of the changes made to our condensed consolidated balance sheet as of the beginning of the first quarter of 2018 as a result of the adoption of the accounting standard updates on (i) revenue recognition, (ii) income tax consequences of intra-entity non-inventory asset transfers and (iii) reclassification of certain stranded income tax effects from accumulated other comprehensive loss ("AOCL") to accumulated deficit, were as follows:

		Effects of adoption of accounting standards updates related to:
Balance Sheet	As filed December 31, 2017	Revenue recognition	Tax effects of intra-entity non-inventory asset transfers	Stranded AOCL reclassifications due to the Tax Act	Total effects of adoption	With effect of accounting standard updates January 1, 2018
Assets
Contract assets	$57.7	$17.8	$—	$—	$17.8	$75.5
Inventories, net	293.9	5.8	—	—	5.8	299.7
Other current assets	50.0	0.5	—	—	0.5	50.5
Other assets	159.8	(0.5)	(3.8)	—	(4.3)	155.5

Liabilities
Contract liabilities	182.3	20.5	—	—	20.5	202.8
Accrued expenses	207.3	(0.2)	—	—	(0.2)	207.1
Income taxes payable	21.6	0.2	—	—	0.2	21.8
Deferred and other income taxes	63.3	0.8	—	—	0.8	64.1

Equity
Accumulated deficit	(327.5)	2.3	(3.8)	7.3	5.8	(321.7)
Accumulated other comprehensive loss	(372.8)	—	—	(7.3)	(7.3)	(380.1)

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(3)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We innovate with customers to help feed and enhance the world by designing, delivering and servicing high value solutions at the heart of growing and sustaining our diverse communities with operations in over 30 countries and sales in over 150 countries around the world.  The Company's product offering is concentrated in rotating, actuating and hydraulic technologies, as well as automated process systems, into food and beverage, industrial and power and energy markets.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reportable Segment Financial Data
Financial data for our reportable segments for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three months ended
	March 31, 2018	April 1, 2017
Revenues(1):
Food and Beverage	$166.5	$165.9
Power and Energy	144.7	105.9
Industrial	179.1	161.4
Total revenues	$490.3	$433.2

Income (loss):
Food and Beverage	$17.9	$15.5
Power and Energy	12.2	(1.5)
Industrial	20.5	21.1
Total income for reportable segments	50.6	35.1

Corporate expense	14.4	15.5
Pension and postretirement service costs	0.4	0.4
Special charges	2.6	8.6
Consolidated operating income	$33.2	$10.6

(1)	We recognized revenues of $109.2 and $60.4 over time in the three months ended March 31, 2018 and April 1, 2017, respectively.
(4)     SPECIAL CHARGES
Special charges for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	Three months ended
	March 31, 2018	April 1, 2017
Food and Beverage	$0.1	$1.5
Power and Energy	2.1	1.0
Industrial	0.4	2.8
Other	—	3.3
Total	$2.6	$8.6
Special Charges By Reportable Segment
Unless otherwise noted below, charges for the three months ended April 1, 2017 related to our multi-year global realignment program which concluded in the fourth quarter of 2017. Refer to the notes to our consolidated and combined financial statements in our 2017 Annual Report on Form 10-K for additional information regarding the global realignment program.
Food and Beverage — Charges for the three months ended April 1, 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and (ii) a reorganization and consolidation of certain administrative functions primarily in Europe and the Asia Pacific region.
Power and Energy — Charges for the three months ended March 31, 2018 related primarily to severance and other costs associated with a reduction in workforce of the manufacturing operations of a facility in the U.K.

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
Industrial — Charges for the three months ended March 31, 2018 related primarily to severance and other costs associated with (i) operations personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities.
Charges for the three months ended April 1, 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of a manufacturing facility in Sweden to an existing facility in Poland and, to a lesser extent, (ii) the reorganization and consolidation of certain administrative functions in the U.S., EMEA and Asia Pacific.
Other — Charges for the three months ended April 1, 2017 reflected primarily asset impairment and other related charges of $3.6 in connection with the sale of certain corporate assets during the period.
Expected charges still to be incurred under actions approved as of March 31, 2018 were approximately $0.6.
The following is an analysis of our restructuring liabilities for the three months ended March 31, 2018 and April 1, 2017:

	Three months ended
	March 31, 2018	April 1, 2017
Balance at beginning of year	$12.4	$33.6
Special charges(1)	2.6	5.0
Utilization — cash	(3.8)	(9.4)
Currency translation adjustment and other	0.3	0.3
Balance at end of period	$11.5	$29.5

(1)	Amounts that impacted special charges but not the restructuring liabilities included $3.6 of asset impairment and other related charges during the three months ended April 1, 2017.
(5)    INVENTORIES, NET
Inventories at March 31, 2018 and December 31, 2017 comprised the following:

	March 31, 2018	December 31, 2017
Finished goods	$102.3	$92.3
Work in process	118.5	99.2
Raw materials and purchased parts	114.9	108.9
Total FIFO cost	335.7	300.4
Excess of FIFO cost over LIFO inventory value	(6.5)	(6.5)
Total inventories	$329.2	$293.9
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 8% and 7% of total inventory at March 31, 2018 and December 31, 2017, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 31, 2018 were as follows:

	December 31, 2017	Impairments	Foreign Currency Translation and Other	March 31, 2018
Food and Beverage	$271.8	$—	$8.5	$280.3
Power and Energy(1)	272.4	—	6.3	278.7
Industrial(2)	227.1	—	0.5	227.6
Total	$771.3	$—	$15.3	$786.6

(1)	The carrying amount of goodwill included $262.5 and $256.5 of accumulated impairments as of March 31, 2018 and December 31, 2017, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of March 31, 2018 and December 31, 2017.
As of March 31, 2018, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.
We will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2018 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	March 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$231.6	$(127.6)	$104.0	$226.1	$(121.9)	$104.2
Technology	96.9	(53.7)	43.2	94.1	(50.9)	43.2
Patents	6.8	(5.2)	1.6	6.8	(5.1)	1.7
Other	14.3	(11.6)	2.7	13.8	(11.1)	2.7
	349.6	(198.1)	151.5	340.8	(189.0)	151.8
Trademarks with indefinite lives	202.8	—	202.8	198.5	—	198.5
Total	$552.4	$(198.1)	$354.3	$539.3	$(189.0)	$350.3
As of March 31, 2018, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $76.8 in Power and Energy, $51.9 in Food and Beverage, and $22.8 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $104.3 in Food and Beverage, $61.5 in Industrial, and $37.0 in Power and Energy.
No impairment charges were recorded during the three months ended March 31, 2018 or April 1, 2017. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the three months ended March 31, 2018 related to foreign currency translation.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Components of Net Periodic Pension and Postretirement Benefit Expense (Income)
Net periodic benefit expense (income) for our foreign pension plans and our domestic pension and postretirement plans for the three months ended March 31, 2018 and April 1, 2017 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Three months ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$0.2	0.2	$0.2	$0.2	$0.4	$0.4	Selling, general and administrative
Interest cost	0.2	0.1	0.1	0.2	0.3	0.3	Other expense, net
Curtailment gain(1)	—	(1.1)	—	—	—	(1.1)	Other expense, net
Total net periodic benefit expense (income)	$0.4	$(0.8)	$0.3	$0.4	$0.7	$(0.4)

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

Employer Contributions
During the three months ended March 31, 2018 and April 1, 2017, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(8)    INDEBTEDNESS
Debt at March 31, 2018 and December 31, 2017 was comprised of the following:

	March 31, 2018	December 31, 2017
Term loan(1)	$235.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	5.0	—
Other indebtedness(2)	32.9	35.8
Less: deferred financing fees(3)	(9.6)	(10.2)
Total debt	863.3	895.6
Less: short-term debt	26.1	24.2
Less: current maturities of long-term debt	20.5	20.5
Total long-term debt	$816.7	$850.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. On January 31, 2018, we made a voluntary principal prepayment in the amount of $30.0 under the term loan facility, funded by cash on hand. There was no penalty associated with this prepayment.

(2)
Primarily includes capital lease obligations of $11.8 and $11.6 and balances under a purchase card program of $19.7 and $21.9 as of March 31, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

A detailed description of our senior credit facilities and senior notes is included in our consolidated and combined financial statements included in our 2017 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 3.6% and 4.1% at March 31, 2018 and December 31, 2017, respectively.
At March 31, 2018, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit. At March 31, 2018, we had $30.7 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $5.0. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at March 31, 2018, we had $324.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $176.0 reserved for outstanding bank guarantees and standby letters of credit.
At March 31, 2018, in addition to the revolving lines of credit described above, we had approximately $7.1 of letters of credit outstanding under separate arrangements in China and India.
During the first quarter of 2018 and as a result of our consolidated leverage and interest coverage ratios being less than or equal to 3.25:1.00 and greater than or equal to 3.50:1.00, respectively, the Company voluntarily ended its covenant relief period prior to its December 31, 2018 termination date, in accordance with provisions provided in the second amendment to our senior credit facilities.
At March 31, 2018, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $41.8 and $44.6 outstanding as of March 31, 2018 and December 31, 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $17.2 and $16.9 at March 31, 2018 and December 31, 2017, respectively, with scheduled maturities of $16.7 and $0.5 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of March 31, 2018 and December 31, 2017, respectively. The net losses recorded in "Other expense, net" related to FX losses totaled $4.3 and $1.8 for the three months ended March 31, 2018 and April 1, 2017, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.1 and $2.3 (gross assets) and $0.1 and $0.0 (gross liabilities) at March 31, 2018 and December 31, 2017, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(10)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended
	March 31, 2018	April 1, 2017
Weighted-average shares outstanding, basic	41.978	41.647
Dilutive effect of share-based awards	0.552	—
Weighted-average shares outstanding, dilutive(1)	42.530	41.647

(1)
For the three months ended March 31, 2018, 0.216 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met. For the three months ended March 31, 2018, 0.342 of stock options outstanding were excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares. For the three months ended April 1, 2017, an aggregate of 0.943 unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the three months ended April 1, 2017, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.166.

Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 0.972 unissued shares of our common stock were available for future grant as of March 31, 2018. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted 2018 target performance awards during the three months ended March 31, 2018 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2018 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the "Composite Group"), over the three-year period from January 1, 2018 through December 31, 2020. In addition, certain eligible employees, including officers, were granted 2018 internal performance metric awards during the three months ended March 31, 2018 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2020 (including eligible employees’ continued employment during the measurement period). These target performance and internal performance metric awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible employees, including officers, also were granted 2018 awards during the three months ended March 31, 2018 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Restricted stock share and unit awards granted to eligible employees, including officers, during the three months ended March 31, 2018 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three months ended March 31, 2018 and April 1, 2017, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended
	March 31, 2018	April 1, 2017
Stock-based compensation expense	$5.1	$4.0
Income tax benefit	(1.2)	(1.3)
Stock-based compensation expense, net of income tax benefit	$3.9	$2.7
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

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlations Between Total Shareholder Return for SPX FLOW and Individual Companies in the Composite Group
				Minimum	Average	Maximum
March 6, 2018:
SPX FLOW	42.0%	—%	2.36%	0.1216	0.4193	0.6928
Composite Group	27.9%	n/a	2.36%
As SPX FLOW shares have been traded only since our spin-off (the "Spin-Off") from SPX Corporation (the "former Parent") in September 2015 (i.e., with less historical performance than the generally three-year vesting period of the related awards), annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility (since the Spin-Off) and the average historical volatility of the Composite Group, as of the grant date. An expected annual dividend yield was not assumed as dividends are not currently granted on common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant date.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following table summarizes the unvested restricted stock share and restricted stock unit activity for the three months ended March 31, 2018:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1.132	$32.65
Granted	0.350	49.07
Vested	(0.240)	38.78
Forfeited and other	(0.014)	29.63
Outstanding at March 31, 2018	1.228	$36.16
As of March 31, 2018, there was $25.9 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.1 years.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of March 31, 2018 and December 31, 2017, all of which were exercisable as of March 31, 2018. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of March 31, 2018.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017, and in the changes thereof during the three months then ended, was foreign currency translation adjustment.
The sole component of accumulated other comprehensive loss as of April 1, 2017 and December 31, 2016, and in the changes thereof during the three months then ended, was foreign currency translation adjustment.
Common Stock in Treasury
During the three months ended March 31, 2018 and April 1, 2017, “Common stock in treasury” was increased by $4.0 and $3.3, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Incentive Plan Activity
As of the market close on March 29, 2018, the Company amended the SPX FLOW Retirement Savings Plan (the "401(k) Plan") to institute a freeze of new investments (whether through contributions, transfers, exchanges or rebalancing) directed into the SPX FLOW Stock Fund investment option provided under the 401(k) Plan. All Company matching contributions to the 401(k) Plan related to payroll periods ending after March 29, 2018 will be contributed in cash instead of Company common stock and, as a result of this change, Company matching contributions after such date will not impact the number of outstanding shares or "Paid-In Capital."
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 are stated at the the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 13. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash. Of the $22.5 of current exercise value of the put options outstanding as of March 31, 2018, options with a value of $12.0 become exercisable during our third quarter of 2018.
(12)    INCOME TAXES
Enactment of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction was effective for the Company as of January 1, 2018. As a result of the reduction in the federal corporate income tax rate, the Company revalued its net U.S. federal deferred tax liability. The Company substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $17.8 in the fourth quarter of 2017, excluding the impact for rate change on earnings which were not considered indefinitely reinvested. There were certain deferred tax balances that could only be estimated during the fourth quarter of 2017, so the rate change on these balances was a provisional estimate as of December 31, 2017. No revisions to the December 31, 2017 provisional estimate were made during the quarter ended March 31, 2018, and the accounting for the revaluation of the Company’s net U.S. federal deferred tax liabilities remains substantially complete as of March 31, 2018.
The Tax Act provides a full dividends received deduction for any future dividends from non-U.S. subsidiaries to their U.S. parent company. Generally, this will allow the Company to repatriate cash more freely than under the historical U.S. tax system. To transition to this new tax regime, the Tax Act also provided for a mandatory one-time "deemed repatriation" of accumulated post-1986 foreign earnings which had not been previously taxed. The Company recorded a provisional estimate for this transition tax of $50.4 in the fourth quarter of 2017. As of March 31, 2018, the Company revised this estimate based on additional analysis of the provisions of the Tax Act and a change in certain elections available pursuant to the Tax Act. This revision resulted in a $1.8 increase to the previously estimated transition tax, resulting in a cumulative provision estimate of $52.2 for the transition tax. Previously, the Company had recorded taxes of $59.8 on earnings not indefinitely reinvested. In the fourth quarter of 2017, the Company recorded a benefit of $53.4 for the reduced tax rate on such earnings. Additionally, during the quarter ended March 31, 2018, the Company analyzed a provision of the Tax Act that allows for additional foreign tax credits upon the subsequent distribution of amounts subject to the transition tax. As a result, the Company recorded a benefit of $9.4 during the first quarter of 2018. Based on the mechanisms of the transition tax calculation, these additional foreign tax credits will be utilized to offset the transition tax. As of March 31, 2018, the Company expects to pay U.S. federal tax of approximately $11.9 on the deemed repatriation after utilization of tax loss and foreign tax credit carryforwards. The Company will pay this amount over a period of up to the next nine years as a result of fiscal year-ends of certain foreign subsidiaries ending after December 31, 2017. The accounting for the transition tax as required by the Tax Act remains provisional at March 31, 2018 due to (1) anticipated guidance from the U.S. Treasury department on interpreting various provisions of the Tax Act, (2) foreign subsidiaries with differing U.S. tax year-ends where final cash balances will not be known until November 2018 and (3) final foreign tax credit amounts from foreign subsidiaries that have not yet filed tax returns.
The Tax Act is a comprehensive bill containing several other provisions, some of which will not materially impact the Company. Other provisions, such as the taxation of Global Intangible Low-Taxed Income (“GILTI”) and the limitation of deductions for interest expense, could have significant impact to the Company’s future tax position and cash taxes. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI. As such, the Company has not recorded any deferred taxes for GILTI but treated it as a period cost in computing the tax provision for the quarter ended March 31, 2018. The Company anticipates future issuance of U.S. Treasury department regulations and notices that will clarify significant issues dealing with the application and computation of taxes due under the GILTI provisions.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax as described above. The transition tax substantially eliminated the basis difference that existed previously for purposes of Section 740 of the Codification. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. At March 31, 2018, the Company is still evaluating the full impact of the Tax Act on our assertion regarding the indefinite reinvestment of the earnings of our foreign corporations. The Company recorded a charge of $1.1 in the first quarter of 2018 for a change in the expected liability upon the future repatriation of certain earnings resulting from the changes to the transition tax, as described above.
Unrecognized Tax Benefits
As of March 31, 2018, we had gross unrecognized tax benefits of $5.7 (net unrecognized tax benefits of $2.3), of which $2.3, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 31, 2018, gross accrued interest totaled $0.3 (net accrued interest of $0.2), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended March 31, 2018, we recorded an income tax provision of $0.8 on $16.1 of pre-tax income, resulting in an effective tax rate of 5.0%. This compares to an income tax benefit for the three months ended April 1, 2017 of $0.1 on $7.4 of pre-tax loss, resulting in an effective tax rate of 1.4%. The effective tax rate for the first quarter of 2018 was impacted by a benefit of $9.4 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and partially offset by charges of (i) $1.8 resulting from a refinement of the transition tax calculation, (ii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation, and (iii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the first quarter of 2017 was impacted by a tax charge of $1.4 related to the vesting of certain restricted stock shares and restricted stock units during the period.
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
As of March 31, 2018 and December 31, 2017, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.1 and $2.3 (gross assets) and $0.1 and $0.0 (gross liabilities), respectively. As of March 31, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
Until June 2017, we had an investment in an equity security that was accounted for under the fair value option, but not readily marketable, and therefore which was classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and the security’s value as of the end of the first quarter of 2017 reflected the sales price under this agreement. We received proceeds from the sale of the equity security during

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

the second quarter of 2017. We held no equity securities required to be stated at fair value as of March 31, 2018 and December 31, 2017.
The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended April 1, 2017, including net unrealized losses recorded to “Other expense, net.”

Three months ended
April 1, 2017
Balance at beginning of year	$7.6
Unrealized losses recorded to earnings	(1.4)
Balance at end of period	$6.2
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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At March 31, 2018, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$235.0	$235.0	$270.0	$270.0
5.625% Senior notes(1)	300.0	303.0	300.0	315.0
5.875% Senior notes(1)	300.0	305.3	300.0	320.3
Trade receivables financing arrangement	5.0	5.0	—	—
Other indebtedness	21.1	21.1	24.2	24.2

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

•
The fair values of amounts outstanding under our term loan and trade receivables financing arrangement approximated carrying value due primarily to the variable-rate nature and credit spreads of these instruments, when compared to other similar instruments.

•	The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 approximate fair value due to the short-term nature of those instruments.

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
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed herein and under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K and in any documents incorporated by reference herein that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value solutions at the heart of growing and sustaining our diverse communities. The Company's product offering is concentrated in rotating, actuating and hydraulic technologies, as well as automated process systems, into food and beverage, industrial and power and energy markets. SPX FLOW has approximately $2 billion in annual revenues with operations in more than 30 countries and sales in more than 150 countries, with approximately 40%, 37%, and 23% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
We serve the food and beverage, power and energy and industrial markets. Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, oil and gas, power generation (including nuclear and conventional), chemical processing, compressed air and mining. From an end market perspective, in 2017, approximately 37% of our revenues were from sales into the food and beverage end markets, approximately 28% were from sales into the power and energy end markets, and approximately 35% were from sales into the industrial end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.
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
Food and Beverage:  The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, turn-key solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include mixing, drying, evaporation and separation systems and components, heat exchangers, and reciprocating and centrifugal pump technologies. We also design and construct turn-key systems that integrate many of these products for our customers. Our core brands include Anhydro, APV, Bran+Luebbe, Gerstenberg Schroeder, LIGHTNIN, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A. and various regional companies.
Power and Energy:  The Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells, and in pipeline applications. The underlying driver of this segment includes demand for power and energy. Key products for the segment include pumps, valves and the related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty and Vokes. The segment's primary competitors are Cameron, Ebara Fluid Handling, Flowserve Corporation, ITT Goulds Pumps, KSB AG and Sulzer Ltd.
Industrial:  The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Core brands include Airpel, APV, Bolting Systems, Delair, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Actuant, Enerpac, IDEX Viking Pump, KSB AG, Parker Domnick Hunter and various regional companies.
Summary of Operating Results
Non-GAAP Measures - Throughout the following segment discussion, we use organic revenue growth (decline) to facilitate explanation of the operating performance of our segments based on the revenue recognition standard which we utilized throughout the comparative period of 2017. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Operations-Non-GAAP Measures.”
The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended March 31, 2018, revenues increased $57.1 (13.2%). The increase in revenues was due primarily to a weakening of the U.S. dollar during the period against various foreign currencies, increased shipments of pumps and valves into midstream oil and nuclear applications and, to a lesser extent, an increase in aftermarket sales across our segments. These increases in organic revenue were partially offset by an organic decline in Food and Beverage systems revenue.

Income (Loss) before Income Taxes — Income before income taxes improved from a loss before income taxes of $7.4 in the three months ended April 1, 2017 to income of $16.1 in the three months ended March 31, 2018. The improvement in pre-tax income for the three months ended March 31, 2018, compared to the pre-tax loss in the respective 2017 period, was due primarily to an increase in segment profitability and reduced special charges as our global realignment program concluded in the fourth quarter of 2017.
Cash Flows from Operations — For the three months ended March 31, 2018, cash flows from operations decreased to $15.6 from $23.1 primarily as a result of (i) increased payments for incentive compensation, partially offset by (ii) increased cash flows generated by the improved operating results of our segments during the period and (iii) reduced spending for restructuring activities.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated and combined financial statements included in our 2017 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 are March 31, June 30, and September 29, compared to the respective April 1, July 1, and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods.
Cyclicality of End Markets, Seasonality and Competition -The financial results of many of our businesses closely follow changes in the industries and end markets they serve. Also, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices. The significant decline in oil prices from the latter half of 2014 and continuing throughout 2015, as well as sustained lower oil prices in 2016, directly impacted operational and capital spending by end customers in our Power and Energy reportable segment and indirectly in our Industrial reportable segment. As such, we entered 2017 with a lower opening backlog than in previous years in these two segments. As oil prices improved throughout 2017, our order intake within the Power and Energy and Industrial reportable segments also improved, resulting in a higher opening backlog as we entered 2018.
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
Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors. See "Executive Overview - Our Business" for a discussion of our competitors.
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of (i) foreign currency fluctuations as well as (ii) the impact of the new revenue recognition standard which we adopted on a modified retrospective basis effective January 1, 2018. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations under a consistent basis of revenue recognition methodology and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended March 31, 2018 and April 1, 2017, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Revenues	$490.3	$433.2	13.2
Gross profit	155.7	139.1	11.9
% of revenues	31.8%	32.1%
Selling, general and administrative	115.5	115.3	0.2
% of revenues	23.6%	26.6%
Intangible amortization	4.4	4.6	(4.3)
Special charges	2.6	8.6	(69.8)
Other expense, net	(4.6)	(2.1)	119.0
Interest expense, net	(12.5)	(15.9)	(21.4)
Income (loss) before income taxes	16.1	(7.4)	*
Income tax benefit (provision)	(0.8)	0.1	*
Net income (loss)	15.3	(7.3)	*
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	0.1	*
Net income (loss) attributable to SPX FLOW, Inc.	15.5	(7.4)	*

Components of consolidated revenue growth:
Organic growth			4.7
Foreign currency			6.4
Impact of new revenue recognition standard			2.1
Net revenue growth			13.2
*Not meaningful for comparison purposes
Revenues - For the three months ended March 31, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to a weakening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, (i) an increase in organic revenue and (ii) a modest increase in revenue recognized during the first quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018. The increase in organic revenue was due primarily to increased shipments of pumps and valves into midstream oil and nuclear applications and, to a lesser extent, an increase in aftermarket sales across our segments. These increases in organic revenue were partially offset by an organic decline in Food and Beverage systems revenue.
See "Results of Reportable Segments" for additional details.
Gross Profit - The increase in gross profit for the three months ended March 31, 2018, compared to the respective 2017 period, was attributable primarily to the revenue increase noted above, as well as incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives, as well as improved execution and productivity in our Bydgoszcz, Poland facility in our Food and Beverage segment. The reduction in margin for the three months ended March 31, 2018, compared to the respective 2017 period, reflects the favorable effects of the above, which were more than offset during the first quarter of 2018 by costs associated with the repair of a large mixer, which was damaged while in operation at a customer site.
See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended March 31, 2018, the modest increase in SG&A expense, compared to the respective 2017 period, was due primarily to the effect of a weaker U.S. dollar during the period against various foreign currencies, partially offset by incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives.

Intangible Amortization - For the three months ended March 31, 2018, the decrease in intangible amortization, compared to the respective period in 2017, was due primarily to certain intangible assets having become fully amortized during the first quarter of 2017, partially offset by the effect of a weaker U.S. dollar during the period against various foreign currencies.
Special Charges - Special charges for the three months ended March 31, 2018 related primarily to reductions in certain operations workforce, principally in the U.K. For the three months ended April 1, 2017, special charges related primarily to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and asset impairment and other related charges associated with management's decision to market for sale certain corporate assets. See Note 4 to our condensed consolidated financial statements for the details of actions taken during the three months ended March 31, 2018 and April 1, 2017, respectively.
Other Expense, net - Other expense, net, for the three months ended March 31, 2018 was composed of foreign currency (“FX”) losses of $4.3 and non-service-related pension and postretirement costs of $0.3. Of the $4.3 of FX losses, $2.8 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during the first quarter of 2018 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company. See Note 7 to our condensed consolidated financial statements for additional details related to non-service-related pension and postretirement costs.
Other expense, net, for the three months ended April 1, 2017 was composed of FX losses of $1.8 and investment-related losses of $1.4, partially offset by non-service-related pension and postretirement benefits of $0.8 and other items of $0.3. The investment-related losses represented unrealized losses on our former investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details related to such former investment.
Interest Expense, net - Interest expense, net, for the three months ended March 31, 2018 and April 1, 2017, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Interest expense, net, included interest expense of $14.5 and $16.9, and interest income of $2.0 and $1.0, respectively, during the three months ended March 31, 2018 and April 1, 2017. The decrease in interest expense, net, during the three months ended March 31, 2018, compared to the respective 2017 period, was due to a lower level of average outstanding borrowings under our senior credit facilities, including both our term loan and domestic revolving loan facility. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $100.0 and $30.0, respectively, during the fourth quarter of 2017 and first quarter of 2018. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt.
Income Tax Benefit (Provision) - During the three months ended March 31, 2018, we recorded an income tax provision of $0.8 on $16.1 of pre-tax income, resulting in an effective tax rate of 5.0%. This compares to an income tax benefit for the three months ended April 1, 2017 of $0.1 on $7.4 of pre-tax loss, resulting in an effective tax rate of 1.4%. The effective tax rate for the first quarter of 2018 was impacted by a benefit of $9.4 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and partially offset by charges of (i) $1.8 resulting from a refinement of the transition tax calculation, (ii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation, and (iii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the first quarter of 2017 was impacted by a tax charge of $1.4 related to the vesting of certain restricted stock shares and restricted stock units during the period.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended
	March 31, 2018	April 1, 2017	% Change
Backlog	$390.6	$326.1	19.8
Orders	171.2	184.2	(7.1)

Revenues	166.5	165.9	0.4
Income	17.9	15.5	15.5
% of revenues	10.8%	9.3%
Components of net revenue growth:
Organic decline			(8.7)
Foreign currency			7.4
Impact of new revenue recognition standard			1.7
Net revenue growth			0.4
Revenues - For the three months ended March 31, 2018, the modest increase in revenues, compared to the respective 2017 period, was due primarily to a weakening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, an increase in revenue recognized during the first quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, the effects of which were substantially offset by a decrease in organic revenue. The decrease in organic revenue was due primarily to a lower volume of systems project revenues, which was partially offset by higher volumes of aftermarket sales.
Income - For the three months ended March 31, 2018, income and margin increased, compared to the respective 2017 period, primarily due to savings from restructuring actions and other cost reduction initiatives, improved project execution and improved productivity in our Bydgoszcz, Poland facility. The effects of these items were partially offset by the decline in organic revenue described above.
Backlog - The segment had backlog of $390.6 and $326.1 as of March 31, 2018 and April 1, 2017, respectively. Of the $64.5 year-over-year increase in backlog, $28.8 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar and $35.7 was attributable to organic growth. The organic growth was due primarily to the impact of two orders in the aggregate amount of $71.5 awarded to the Company during the fourth quarter of 2017, related to dairy processing systems in the EMEA region.

Power and Energy

	As of and for the three months ended
	March 31, 2018	April 1, 2017	% Change
Backlog	$428.4	$395.3	8.4
Orders	144.4	167.8	(13.9)

Revenues	144.7	105.9	36.6
Income (loss)	12.2	(1.5)	*
% of revenues	8.4%	(1.4)%
Components of revenue growth:
Organic growth			27.1
Foreign currency			6.2
Impact of new revenue recognition standard			3.3
Revenue growth			36.6
*Not meaningful for comparison purposes
Revenues - For the three months ended March 31, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue reflects increased sales of original equipment valves and pumps used in midstream oil and nuclear applications as well as an increase in aftermarket sales.
Income - For the three months ended March 31, 2018, income and margin increased, compared to the respective 2017 period, primarily due to the revenue increase noted above, as well as savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $428.4 and $395.3 as of March 31, 2018 and April 1, 2017, respectively. Of the $33.1 year-over-year increase in backlog, $34.0 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar, partially offset by a $0.9 reduction attributable to an organic decline.
Industrial

	As of and for the three months ended
	March 31, 2018	April 1, 2017	% Change
Backlog	$231.8	$191.8	20.9
Orders	193.4	183.2	5.6

Revenues	179.1	161.4	11.0
Income	20.5	21.1	(2.8)
% of revenues	11.4%	13.1%
Components of revenue growth:
Organic growth			3.7
Foreign currency			5.5
Impact of new revenue recognition standard			1.8
Revenue growth			11.0
Revenues - For the three months ended March 31, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to a weakening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, an increase in organic revenue. The increase in organic revenue was due primarily to an increase of capital project revenues, as well as of industrial pump, hydraulic tools and heat exchanger shipments.

Income - For the three months ended March 31, 2018, income and margin decreased compared to the respective 2017 period, primarily due to costs associated with the repair of a large mixer, which was damaged while in operation at a customer site. The effects of these increased costs were partially offset by savings from restructuring actions and other cost reduction initiatives as well as income from the organic revenue increase mentioned above.
Backlog - The segment had backlog of $231.8 and $191.8 as of March 31, 2018 and April 1, 2017, respectively. Of the $40.0 year-over-year increase in backlog, $29.5 was attributable to organic growth and $10.5 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended
	March 31, 2018	April 1, 2017	% Change
Total consolidated revenues	$490.3	$433.2	13.2
Corporate expense	14.4	15.5	(7.1)
% of revenues	2.9%	3.6%
Pension and postretirement service costs	0.4	0.4	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three months ended March 31, 2018, compared to the respective 2017 period, was due primarily to savings from restructuring actions undertaken in connection with our global restructuring program during 2017 as well as other cost reduction initiatives. The effect of these cost reduction initiatives was partially offset by an increase in corporate stock-based compensation expense during the three months ended March 31, 2018, compared to the respective 2017 period, due to an increase in the number of retirement eligible executives whose awards became fully vested during the first quarter of 2018 based on early retirement provisions.
See Note 10 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs (benefits) are reported in “Other expense, net.”
See Note 7 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the three months ended March 31, 2018 and April 1, 2017.

Cash Flow

	Three months ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities	$15.6	$23.1
Cash flows from (used in) investing activities	(5.2)	15.5
Cash flows used in financing activities	(38.1)	(58.1)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	7.9	13.1
Net change in cash, cash equivalents and restricted cash	$(19.8)	$(6.4)
Operating Activities - During the three months ended March 31, 2018, the decrease in cash flows from operating activities, compared to the same period in 2017, was primarily attributable to (i) increased payments for incentive compensation, partially offset by (ii) increased cash flows generated by the improved operating results of our segments during the period and (iii) reduced spending for restructuring activities.
Investing Activities - During the three months ended March 31, 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. During the three months ended April 1, 2017, cash flows from investing activities were comprised of proceeds from asset sales and other of $20.3, partially offset by capital expenditures of $4.8 associated generally with the upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $20.3 during the first quarter of 2017 related primarily to the sale of certain corporate assets.
Financing Activities - During the three months ended March 31, 2018, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $35.0, including a voluntary prepayment in the amount of $30.0 under our term loan facility. During the three months ended April 1, 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $49.0 and repayments of other financing arrangements of $8.0.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $7.9 and $13.1 in the three months ended March 31, 2018 and April 1, 2017, respectively, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during each period.
Borrowings and Availability
Borrowings —Debt at March 31, 2018 and December 31, 2017 was comprised of the following:

	March 31, 2018	December 31, 2017
Term loan(1)	$235.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	5.0	—
Other indebtedness(2)	32.9	35.8
Less: deferred financing fees(3)	(9.6)	(10.2)
Total debt	863.3	895.6
Less: short-term debt	26.1	24.2
Less: current maturities of long-term debt	20.5	20.5
Total long-term debt	$816.7	$850.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. On January 31, 2018, we made a voluntary principal prepayment in the amount of $30.0 under the term loan facility, funded by cash on hand. There was no penalty associated with this prepayment.

(2)
Primarily includes capital lease obligations of $11.8 and $11.6 and balances under a purchase card program of $19.7 and $21.9 as of March 31, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Availability — At March 31, 2018, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit, and $30.7 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $5.0. In addition, at March 31, 2018, we had $324.0 of available issuance capacity under our foreign credit instrument facilities after giving effect to $176.0 reserved for outstanding bank guarantees and standby letters of credit.
At March 31, 2018, in addition to the revolving lines of credit described above, we had approximately $7.1 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of March 31, 2018.
During the first quarter of 2018 and as a result of our consolidated leverage and interest coverage ratios being less than or equal to 3.25:1.00 and greater than or equal to 3.50:1.00, respectively, the Company voluntarily ended its covenant relief period prior to its December 31, 2018 termination date, in accordance with provisions provided in the second amendment to our senior credit facilities.
At March 31, 2018, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
As of March 31, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $41.8 and $44.6 outstanding as of March 31, 2018 and December 31, 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $17.2 and $16.9 at March 31, 2018 and December 31, 2017, respectively, with scheduled maturities of $16.7 and $0.5 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of March 31, 2018 and December 31, 2017, respectively. The net losses recorded in "Other expense, net" related to FX losses totaled $4.3 and $1.8 for the three months ended March 31, 2018 and April 1, 2017, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.0 (asset) and $2.3 (asset) at March 31, 2018 and December 31, 2017, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at March 31, 2018 for similar debt, was $869.4, compared to our carrying value of $861.1.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of cash and equivalents, trade accounts receivable, contract assets and FX forward contracts. These financial instruments, other than trade accounts receivable and contract assets, are placed with high-quality financial institutions throughout the world. We periodically evaluate the credit standing of these financial institutions.
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
Concentrations of credit risk arising from trade accounts receivable and contract assets are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for any period presented.
Other Matters
Contractual Obligations - As noted above, on January 31, 2018, we made a voluntary principal prepayment in the amount of $30.0 under our term loan facility, funded by cash on hand. As of March 31, 2018, which the exception of this voluntary term loan prepayment, there were no material changes in our contractual obligations from those disclosed in our 2017 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $2.5 as of March 31, 2018. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.0 to $1.5.
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
Refer to Note 11 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Critical Accounting Policies and Use of Estimates
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our consolidated and combined financial statements included in our 2017 Annual Report on Form 10-K.
Effective January 1, 2018, we adopted the FASB's new standard on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance.  Refer to Note 2 of our condensed consolidated financial statements for further information regarding estimates and assumptions associated with our adoption of the new standard on revenue recognition.

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
The following table provides information, as of March 31, 2018, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$20.0	$20.0	$195.0	$—	$—	$—	$235.0	$235.0
Average interest rate							3.627%
5.625% senior notes	—	—	—	—	—	300.0	300.0	303.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	305.3
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $41.8 outstanding as of March 31, 2018, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $17.2 at March 31, 2018, with scheduled maturities of $16.7 and $0.5 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.1 (gross assets) and $0.1 (gross liabilities) as of March 31, 2018.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Effective January 1, 2018 and as outlined in Note 2 of our condensed consolidated financial statements as of and for the three months ended March 31, 2018, we adopted the FASB's new standard on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance.
Concurrent with the effective date of adoption of the new revenue standard, we implemented changes to our business processes and related control activities associated with revenue recognition.  These included the development of new policies and procedures based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering and review of information provided for required disclosures.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 11, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our 2017 Annual Report on Form 10-K, which could materially affect our business, financial condition, future results of operations or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
1/1/18 - 1/31/18	62,761	$47.57	—
2/1/18 - 2/28/18	200	47.82	—
3/1/18 - 3/31/18	16,879	50.81	—
Total	79,840		—

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

SPX FLOW, Inc.
(Registrant)

Date: May 2, 2018	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: May 2, 2018	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and April 1, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and April 1, 2017; (iii) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2018 and April 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and April 1, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________