Form 10-Q
period 2018-06-30
SPX FLOW, Inc.
filed 2018-08-01
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was approximately $1,830 million. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
Common shares outstanding as of July 27, 2018 were 42,545,744.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues	$531.2	$498.0	$1,021.5	$931.2
Cost of products sold	358.5	345.0	693.1	639.1
Gross profit	172.7	153.0	328.4	292.1
Selling, general and administrative	118.8	113.0	234.3	228.3
Intangible amortization	4.3	4.3	8.7	8.9
Special charges	1.1	6.7	3.7	15.3
Operating income	48.5	29.0	81.7	39.6

Other expense, net	(0.8)	(0.3)	(5.4)	(2.4)
Interest expense, net	(12.4)	(15.8)	(24.9)	(31.7)
Income before income taxes	35.3	12.9	51.4	5.5
Income tax provision	(11.9)	(2.7)	(12.7)	(2.6)
Net income	23.4	10.2	38.7	2.9
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	0.3	—
Net income attributable to SPX FLOW, Inc.	$22.9	$10.3	$38.4	$2.9

Basic income per share of common stock	$0.54	$0.25	$0.91	$0.07
Diluted income per share of common stock	$0.54	$0.24	$0.90	$0.07

Weighted average number of common shares outstanding - basic	42.146	41.844	42.072	41.724
Weighted average number of common shares outstanding - diluted	42.616	42.221	42.559	42.058
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$23.4	$10.2	$38.7	$2.9
Other comprehensive income (loss), net - foreign currency translation adjustments	(78.0)	47.4	(38.0)	96.9
Total comprehensive income (loss)	(54.6)	57.6	0.7	99.8
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.1	0.2	(0.1)	1.1
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(54.7)	$57.4	$0.8	$98.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$204.9	$263.7
Accounts receivable, net	383.2	381.4
Contract assets	77.4	57.7
Inventories, net	325.3	293.9
Other current assets	39.8	50.0
Total current assets	1,030.6	1,046.7
Property, plant and equipment:
Land	34.3	35.1
Buildings and leasehold improvements	233.8	238.3
Machinery and equipment	463.7	461.6
	731.8	735.0
Accumulated depreciation	(383.7)	(374.1)
Property, plant and equipment, net	348.1	360.9
Goodwill	754.5	771.3
Intangibles, net	335.5	350.3
Other assets	149.4	159.8
TOTAL ASSETS	$2,618.1	$2,689.0

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$234.1	$219.4
Contract liabilities	192.6	182.3
Accrued expenses	178.9	207.3
Income taxes payable	23.7	21.6
Short-term debt	27.0	24.2
Current maturities of long-term debt	20.5	20.5
Total current liabilities	676.8	675.3
Long-term debt	792.1	850.9
Deferred and other income taxes	55.2	63.3
Other long-term liabilities	119.7	125.5
Total long-term liabilities	967.0	1,039.7
Commitments and contingent liabilities (Note 11)
Mezzanine equity	21.0	22.2
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,920,361 issued and 42,545,744 outstanding at June 30, 2018, and 42,690,342 issued and 42,405,222 outstanding at December 31, 2017	0.4	0.4
Paid-in capital	1,656.7	1,650.9
Accumulated deficit	(283.3)	(327.5)
Accumulated other comprehensive loss	(417.7)	(372.8)
Common stock in treasury (374,617 shares at June 30, 2018, and 285,120 shares at December 31, 2017)	(13.3)	(8.9)
Total SPX FLOW, Inc. shareholders' equity	942.8	942.1
Noncontrolling interests	10.5	9.7
Total equity	953.3	951.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,618.1	$2,689.0
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Six Months Ended June 30, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	5.8	(7.3)	—	(1.5)	—	(1.5)
Net income	—	—	—	38.4	—	—	38.4	0.3	38.7
Other comprehensive loss, net	—	—	—	—	(37.6)	—	(37.6)	(0.4)	(38.0)
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	9.1	—	—	—	9.1	—	9.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance at June 30, 2018	42.5	$0.4	$1,656.7	$(283.3)	$(417.7)	$(13.3)	$942.8	$10.5	$953.3

	Six Months Ended July 1, 2017
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income	—	—	—	2.9	—	—	2.9	—	2.9
Other comprehensive income, net	—	—	—	—	95.8	—	95.8	1.1	96.9
Incentive plan activity	0.1	—	3.0	—	—	—	3.0	—	3.0
Stock-based compensation expense	—	—	7.9	—	—	—	7.9	—	7.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	0.3	—	—	(3.3)	(3.0)	—	(3.0)
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at July 1, 2017	42.3	$0.4	$1,651.6	$(371.0)	$(425.6)	$(8.2)	$847.2	$1.5	$848.7

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$38.7	$2.9
Adjustments to reconcile net income to net cash from operating activities:
Special charges	3.7	15.3
Deferred income taxes	1.4	(3.9)
Depreciation and amortization	29.8	30.7
Stock-based compensation	9.1	7.9
Pension and employee benefits provided in stock	4.4	3.3
Loss (gain) on asset sales and other, net	0.2	(1.5)
Changes in operating assets and liabilities:
Accounts receivable and other assets	(4.1)	25.5
Contract assets and liabilities, net	(7.6)	17.3
Inventories	(34.9)	(18.4)
Accounts payable, accrued expenses and other	(12.0)	11.3
Cash spending on restructuring actions	(10.1)	(18.5)
Net cash from operating activities	18.6	71.9
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	—	31.1
Capital expenditures	(12.4)	(11.4)
Net cash from (used in) investing activities	(12.4)	19.7
Cash flows used in financing activities:
Borrowings under senior credit facilities	55.8	125.5
Repayments of senior credit facilities	(115.8)	(202.5)
Borrowings under trade receivables financing arrangement	65.5	77.1
Repayments of trade receivables financing arrangement	(62.5)	(98.3)
Borrowings under other financing arrangements	3.7	5.8
Repayments of other financing arrangements	(3.9)	(9.6)
Minimum withholdings paid on behalf of employees for net share settlements, net	(4.4)	(3.3)
Dividends paid to noncontrolling interests in subsidiary	(2.2)	(1.5)
Net cash used in financing activities	(63.8)	(106.8)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(1.3)	26.2
Net change in cash, cash equivalents and restricted cash	(58.9)	11.0
Consolidated cash, cash equivalents and restricted cash, beginning of period	264.9	216.2
Consolidated cash, cash equivalents and restricted cash, end of period	$206.0	$227.2
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
Certain customer contract-related amounts in the accompanying condensed consolidated balance sheet as of December 31, 2017 and condensed consolidated statement of cash flows for the six months ended July 1, 2017 have been reclassified to conform to the current year presentation.
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
We adopted the standard effective January 1, 2018 using the modified retrospective adoption method. In connection with our adoption of the new revenue recognition pronouncement, we recorded a reduction in our accumulated deficit of $2.3, representing the net earnings which would have been recognized as of December 31, 2017 under the new standard on executed customer contracts (“orders”) in effect on that date. This reduction in our accumulated deficit reflects the net effects of (1) an increase in the amount of revenue to be recognized over time, as described below for certain product lines that were previously recognized at a point in time under the previous standard, partially offset by (2) a decrease in the amount of revenue recognized over time under the previous standard for certain contracts which do not contain a contractual enforceable right to payment in the event of customer cancellation or default, which are being recognized at a point in time under the new standard. The impacts of the new standard on our reportable segments are as follows:

•
Food and Beverage - Under previous accounting principles, we recognized revenue on certain long-term systems projects, most of which are customer-owned assets, over time using the cost-to-cost method, and revenue on long-term service contracts on a straight-line basis over the life of the related agreements. All other revenues were recognized at a point in time when the risks and rewards of ownership transferred to the customer. Under the new standard, revenue for (1) all customer-owned systems projects and service contracts is recognized over time on a cost-to-cost basis, (2) contracts for skids assembled in our factories or systems projects not owned by the customer during execution that

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

explicitly provide an enforceable right to payment is recognized over time on a cost-to-cost basis and (3) all other skids and systems projects, as well as customer contracts for the sale of component and aftermarket parts, is recognized at a point in time upon transfer of control to the customer.

•
Power and Energy - Under previous accounting principles, we recognized revenue on certain long-term contracts for large pumps over time using the cost-to-cost method. We recognized all other product revenues in this segment, including revenues for most service contracts, at a point in time. In assessing the new standard, we determined our large pumps manufactured for use in upstream oil and nuclear power generation applications generally have limited alternative use. Likewise, our larger and more complex valve products and metering systems have limited alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract-specific for substantially all product lines in the segment. Under the new standard, revenue is recognized over time, if a contract explicitly provides an enforceable right to payment, for large pumps, large and/or complex valve products and metering systems. Revenue for service contracts is recognized over time. Revenue for all other products is recognized at a point in time, upon transfer of control of the product to the customer.

•
Industrial - Under previous accounting principles, substantially all of this segment’s revenue was recognized at a point in time when the risks and rewards of ownership transferred to the customer. In assessing the new standard, we determined that certain original equipment ("OE") products such as large mixers constructed with unique metals, custom-enclosed heat exchangers, and certain dehydration systems have little to no alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract specific for substantially all product lines in this segment. Under the new standard, revenue is recognized over time, if a contract explicitly provides an enforceable right to payment, for certain OE mixer types, custom-enclosed heat exchanger units, unique dehydration systems and service contracts. Revenue for all other products within this segment is recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change).

Application of New Revenue Recognition Standard to Contract Revenues Recognized Over Time:
Under the new revenue recognition standard, a contract with a customer is an agreement approved by both parties that creates enforceable rights and obligations, has commercial substance and includes identified payment terms under which collectability is probable. Once the Company has entered a contract, the contract is evaluated to identify performance obligations. For OE contracts that are recognized over time, our customers generally contract with us to provide a service of integrating a complex set of tasks and components into a single project of a highly engineered and tailored capability that generally cannot be re-sold to another customer without significant re-engineering and/or re-work cost. Such contracts are typically accounted for as a single performance obligation. For aftermarket service contracts, our customers generally receive and consume the benefits of the service as we perform, or our performance enhances a customer-controlled asset. As noted above, we generally recognize revenue over time, using costs incurred to date relative to total estimated costs at completion (“EAC’s”) for these OE and service contracts. This measure best depicts the transfer of control to customers continuously over time which occurs as we incur costs related to satisfaction of performance obligation(s) under our contracts. This transfer of control over time is also supported by the work being either customer-owned throughout the life of the project or by termination clauses which allow us to recover costs incurred plus a reasonable profit. Revenues, including estimated profits, are recorded proportionally as costs are incurred. For certain long-term aftermarket maintenance contracts where we stand ready to perform at any time, we recognize revenue ratably over the life of the related contract.
During the three months ended June 30, 2018, we recognized revenues of $81.4, $37.6 and $17.4 under contracts for which control transferred over time in our Food and Beverage, Power and Energy, and Industrial segments, respectively. During the six months ended June 30, 2018, we recognized revenues of $144.0, $65.5 and $36.1 under contracts for which control transferred over time in each segment, respectively.
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
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance, and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on a project, a provision for the entire expected loss on the performance obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant during the three and six months ended June 30, 2018.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and had recorded $0.5 in “Other current assets” in our condensed consolidated balance sheets for such costs as of June 30, 2018 and December 31, 2017. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is expected to be less than one year. These costs primarily include the Company's internal sales force compensation program; under the terms of this program these costs are generally earned and recognized at the time the revenue is recognized.
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance services, and OE revenues generally include all other revenue streams described above. The following table provides disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018				For the Six Months Ended June 30, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$126.3	(1)	$61.3	$187.6	$229.6	(1)	$124.5	$354.1
Power and Energy	83.4		68.4	151.8	157.3		139.2	296.5
Industrial	129.1		62.7	191.8	251.7		119.2	370.9
Total revenues	$338.8		$192.4	$531.2	$638.6		$382.9	$1,021.5
(1)     Includes $66.5 and $120.6, for the three and six months ended June 30, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
Contract Assets and Liabilities:
Contract assets include unbilled amounts typically resulting from sales under cost-to-cost contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are generally classified as current, as we expect to bill the amounts within the next twelve months. Contract liabilities include billings in excess of revenue recognized under cost-to-cost contracts and advance payments received from customers related to product sales (unearned revenue). We classify contract liabilities generally as a current liability, as we expect to recognize the related revenue within the next twelve months. Our contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. Our contract assets and liabilities, and changes in such balances, were as follows:

	June 30, 2018	December 31, 2017	Change(1)	% Change
Contract assets	$77.4	$57.7	$19.7	34.1%
Contract liabilities	(192.6)	(182.3)	(10.3)	5.7%
Net contract liabilities	$(115.2)	$(124.6)	$9.4
(1)    The $9.4 reduction in our net contract liabilities from December 31, 2017 to June 30, 2018 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage and Power and Energy cost-to-cost contracts, and of performance obligations satisfied and the related revenue recognized on such contracts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reconciliation of Operating Results and Balance Sheet - Previous vs. Current Revenue Recognition Standard:
In accordance with the new revenue recognition standard requirements, the disclosure of the impact of adoption on our condensed consolidated statements of operations and balance sheet is as follows:

	For the three months ended June 30, 2018
Statement of Operations	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Revenues	$519.4	$11.8	$531.2
Cost of products sold	348.7	9.8	358.5
Selling, general and administrative	118.7	0.1	118.8
Income tax provision	11.5	0.4	11.9
Net income	21.9	1.5	23.4
Net income attributable to SPX FLOW, Inc.	21.4	1.5	22.9

	For the six months ended June 30, 2018
Statement of Operations	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Revenues	$1,000.4	$21.1	$1,021.5
Cost of products sold	676.7	16.4	693.1
Selling, general and administrative	234.2	0.1	234.3
Income tax provision	12.0	0.7	12.7
Net income	34.8	3.9	38.7
Net income attributable to SPX FLOW, Inc.	34.5	3.9	38.4

	As of June 30, 2018
Balance Sheet	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Assets
Contract assets	$59.4	$18.0	$77.4
Inventories, net	335.9	(10.6)	325.3
Other current assets	39.3	0.5	39.8
Other assets	149.9	(0.5)	149.4

Liabilities
Contract liabilities	193.0	(0.4)	192.6
Accrued expenses	179.0	(0.1)	178.9
Income taxes payable	23.2	0.5	23.7
Deferred and other income taxes	54.0	1.2	55.2

Equity
Accumulated deficit	(289.5)	6.2	(283.3)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of June 30, 2018, the aggregate amount of our remaining performance obligations was $1,050.1. The Company expects to recognize revenue on approximately 89% and substantially all of our remaining performance obligations within the next 12 and 24 months, respectively, with an insignificant remaining amount expected to be recognized thereafter.
Other New Accounting Pronouncements
In February 2016, the FASB issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases with terms that exceed twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our consolidated financial statements, including (i) performing procedures to assess the completeness of the population of our lease arrangements and (ii) reviewing the relevant terms of applicable leases and compiling such terms in a centralized database in order to facilitate the determination of the effect of the new standard on our consolidated financial statements.
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
In November 2016, the FASB issued an amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We adopted this amendment in the first quarter of 2018 using retrospective application. We held $1.1 and $1.2 of restricted cash as of June 30, 2018 and December 31, 2017, respectively, and $1.1 of restricted cash as of July 1, 2017 and December 31, 2016, which was reported in "Other current assets" in our condensed consolidated balance sheets and included in "Cash, cash equivalents and restricted cash" in our condensed consolidated statements of cash flows as of the respective dates. Such restricted cash balances consist primarily of deposits which serve as bank guarantees related to our performance under customer contracts and are required by law in certain international jurisdictions in lieu of letters or credit or other forms of security.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reportable Segment Financial Data
Financial data for our reportable segments for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues(1):
Food and Beverage	$187.6	$176.5	$354.1	$342.4
Power and Energy	151.8	145.0	296.5	250.9
Industrial	191.8	176.5	370.9	337.9
Total revenues	$531.2	$498.0	$1,021.5	$931.2

Income:
Food and Beverage	$20.0	$17.3	$37.9	$32.8
Power and Energy	14.5	10.0	26.7	8.5
Industrial	27.5	20.8	48.0	41.9
Total income for reportable segments	62.0	48.1	112.6	83.2

Corporate expense	12.0	12.1	26.4	27.6
Pension and postretirement service costs	0.4	0.3	0.8	0.7
Special charges	1.1	6.7	3.7	15.3
Consolidated operating income	$48.5	$29.0	$81.7	$39.6

(1)
We recognized revenues of $136.4 and $47.9 over time in the three months ended June 30, 2018 and July 1, 2017, respectively. For the six months ended June 30, 2018 and July 1, 2017, revenues recognized over time were $245.6 and $108.3, respectively.

(4)     SPECIAL CHARGES
Special charges for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Food and Beverage	$0.6	$3.5	$0.7	$5.0
Power and Energy	(0.7)	1.3	1.4	2.3
Industrial	1.2	1.9	1.6	4.7
Other	—	—	—	3.3
Total	$1.1	$6.7	$3.7	$15.3
Special Charges By Reportable Segment
Unless otherwise noted below, charges for the three and six months ended July 1, 2017 related to our multi-year global realignment program which concluded in the fourth quarter of 2017. Refer to the notes to our consolidated and combined financial statements in our 2017 Annual Report on Form 10-K for additional information regarding the global realignment program.
Food and Beverage — Charges for the three months ended June 30, 2018 related primarily to a further consolidation of our facilities in Poland, including the termination and other exit costs associated with a leased facility.
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
Power and Energy — The credit for the three months ended June 30, 2018 related primarily to a revision of estimates for certain previously recognized restructuring initiatives. Charges for the six months ended June 30, 2018 included this credit, which was more than offset by severance and other costs associated with a reduction in workforce of the manufacturing operations of a facility in the U.K.
Charges for the three months ended July 1, 2017 related primarily to severance and other costs associated with the reorganization of certain commercial, operational and administrative functions primarily in Europe and North America, partially offset by revisions of estimates for severance and other costs which were previously recorded in the first quarter of 2017 and in 2016. Charges for the six months ended July 1, 2017 included these net charges as well as severance and other costs associated with (i) various locations in North America, and (ii) the reorganization and consolidation of certain administrative functions primarily in the EMEA region.
Industrial — Charges for the three and six months ended June 30, 2018 related primarily to severance and other costs associated with (i) operations and commercial personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities.
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
Other — Charges for the six months ended July 1, 2017 reflected primarily asset impairment and other related charges in connection with the sale of certain corporate assets during the period.
Expected charges still to be incurred under actions approved as of June 30, 2018 were approximately $0.4.
The following is an analysis of our restructuring liabilities for the six months ended June 30, 2018 and July 1, 2017:

	Six months ended
	June 30, 2018	July 1, 2017
Balance at beginning of year	$12.4	$33.6
Special charges(1)	3.7	11.7
Utilization — cash	(10.1)	(18.5)
Currency translation adjustment and other	(0.2)	1.0
Balance at end of period	$5.8	$27.8

(1)	Amounts that impacted special charges but not the restructuring liabilities included $3.6 of asset impairment and other related charges during the six months ended July 1, 2017.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(5)    INVENTORIES, NET
Inventories at June 30, 2018 and December 31, 2017 comprised the following:

	June 30, 2018	December 31, 2017
Finished goods	$98.1	$92.3
Work in process	118.8	99.2
Raw materials and purchased parts	114.9	108.9
Total FIFO cost	331.8	300.4
Excess of FIFO cost over LIFO inventory value	(6.5)	(6.5)
Total inventories	$325.3	$293.9
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 7% of total inventory at June 30, 2018 and December 31, 2017. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the six months ended June 30, 2018 were as follows:

	December 31, 2017	Impairments	Foreign Currency Translation and Other	June 30, 2018
Food and Beverage	$271.8	$—	$(5.9)	$265.9
Power and Energy(1)	272.4	—	(4.1)	268.3
Industrial(2)	227.1	—	(6.8)	220.3
Total	$771.3	$—	$(16.8)	$754.5

(1)	The carrying amount of goodwill included $252.6 and $256.5 of accumulated impairments as of June 30, 2018 and December 31, 2017, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of June 30, 2018 and December 31, 2017.
As of June 30, 2018, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Other Intangibles, Net
Identifiable intangible assets were as follows:

	June 30, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$221.3	$(124.8)	$96.5	$226.1	$(121.9)	$104.2
Technology	91.6	(52.0)	39.6	94.1	(50.9)	43.2
Patents	6.7	(5.2)	1.5	6.8	(5.1)	1.7
Other	13.4	(10.9)	2.5	13.8	(11.1)	2.7
	333.0	(192.9)	140.1	340.8	(189.0)	151.8
Trademarks with indefinite lives	195.4	—	195.4	198.5	—	198.5
Total	$528.4	$(192.9)	$335.5	$539.3	$(189.0)	$350.3
As of June 30, 2018, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $72.2 in Power and Energy, $47.2 in Food and Beverage, and $20.7 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $100.1 in Food and Beverage, $60.1 in Industrial, and $35.2 in Power and Energy.
No impairment charges were recorded during the six months ended June 30, 2018 or July 1, 2017. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the six months ended June 30, 2018 related to foreign currency translation.
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
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)
Net periodic benefit expense (income) for our foreign pension plans and our domestic pension and postretirement plans for the three and six months ended June 30, 2018 and July 1, 2017 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$0.1	0.1	$0.3	$0.2	$0.4	$0.3	Selling, general and administrative
Interest cost	0.1	0.3	0.2	0.1	0.3	0.4	Other expense, net
Recognized net actuarial loss(1)	0.6	—	—	—	0.6	—	Other expense, net
Total net periodic benefit expense	$0.8	$0.4	$0.5	$0.3	$1.3	$0.7

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$0.3	0.3	$0.5	$0.4	$0.8	$0.7	Selling, general and administrative
Interest cost	0.3	0.4	0.3	0.3	0.6	0.7	Other expense, net
Curtailment gain(2)	—	(1.1)	—	—	—	(1.1)	Other expense, net
Recognized net actuarial loss(1)	0.6	—	—	—	0.6	—	Other expense, net
Total net periodic benefit expense (income)	$1.2	$(0.4)	$0.8	$0.7	$2.0	$0.3

(1)
Represents a cumulative charge related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.

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

Employer Contributions
During the six months ended June 30, 2018 and July 1, 2017, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(8)    INDEBTEDNESS
Debt at June 30, 2018 and December 31, 2017 was comprised of the following:

	June 30, 2018	December 31, 2017
Term loan(1)	$210.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	3.0	—
Other indebtedness(2)	35.7	35.8
Less: deferred financing fees(3)	(9.1)	(10.2)
Total debt	839.6	895.6
Less: short-term debt	27.0	24.2
Less: current maturities of long-term debt	20.5	20.5
Total long-term debt	$792.1	$850.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. In January and May 2018, we made voluntary principal prepayments in the amounts of $30.0 and $20.0, respectively, under the term loan facility, funded by cash on hand. There was no penalty associated with these prepayments.

(2)
Primarily includes capital lease obligations of $11.2 and $11.6 and balances under a purchase card program of $23.3 and $21.9 as of June 30, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 3.8% and 4.1% at June 30, 2018 and December 31, 2017, respectively.
At June 30, 2018, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit. At June 30, 2018, we had $36.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $3.0. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at June 30, 2018, we had $357.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $142.8 reserved for outstanding bank guarantees and standby letters of credit.
At June 30, 2018, in addition to the revolving lines of credit described above, we had approximately $7.1 of letters of credit outstanding under separate arrangements in China and India.
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
At June 30, 2018, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $38.4 and $44.6 outstanding as of June 30, 2018 and December 31, 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $18.4 and $16.9 at June 30, 2018 and December 31, 2017, respectively, with scheduled maturities of $18.3 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of June 30, 2018 and December 31, 2017, respectively. The net gains (losses) recorded in "Other expense, net" related to FX gains (losses) totaled $0.3 and $(1.6) for the three months ended June 30, 2018 and July 1, 2017, respectively, and $(4.0) and $(3.4) for the six months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.2 and $2.3 (gross assets) and $0.2 and $0.0 (gross liabilities) at June 30, 2018 and December 31, 2017, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(10)    EQUITY AND STOCK-BASED COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Weighted-average shares outstanding, basic	42.146	41.844	42.072	41.724
Dilutive effect of share-based awards	0.470	0.377	0.487	0.334
Weighted-average shares outstanding, dilutive(1)	42.616	42.221	42.559	42.058

(1)
Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.248 and 0.234 for the three months ended June 30, 2018 and July 1, 2017, respectively, and 0.227 and 0.213 for the six months then ended. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 and 0.360 for the three months ended June 30, 2018 and July 1, 2017, respectively, and 0.342 and 0.364 for the six months then ended.

Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 0.923 unissued shares of our common stock were available for future grant as of June 30, 2018. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted 2018 target performance awards, primarily during the three months ended March 31, 2018, in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2018 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the "Composite Group"), over the three-year period from January 1, 2018 through December 31, 2020. In addition, certain eligible employees, including officers, were granted 2018 internal performance metric awards, primarily during the three months ended March 31, 2018, that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2020 (including eligible employees’ continued employment during the measurement period). These target performance and internal performance metric awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible employees, including officers, also were granted 2018 awards, primarily during the three months ended March 31, 2018, that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Non-employee directors received restricted stock share awards in the three months ended June 30, 2018 that vest at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such period.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Restricted stock share and unit awards granted to eligible employees, including officers, primarily during the three months ended March 31, 2018, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and six months ended June 30, 2018 and July 1, 2017, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Stock-based compensation expense	$4.0	$3.9	9.1	7.9
Income tax benefit	(1.0)	(1.5)	(2.2)	(2.8)
Stock-based compensation expense, net of income tax benefit	$3.0	$2.4	$6.9	$5.1
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the six months ended June 30, 2018:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1.132	$32.65
Granted	0.402	48.69
Vested	(0.283)	39.60
Forfeited and other	(0.030)	32.07
Outstanding at June 30, 2018	1.221	$36.33
As of June 30, 2018, there was $23.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.0 years.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of June 30, 2018 and December 31, 2017, all of which were exercisable as of June 30, 2018. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of June 30, 2018.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017, and in the changes thereof during the three and six months then ended, was foreign currency translation adjustment.
Substantially all of accumulated other comprehensive loss as of July 1, 2017 and December 31, 2016, and in the changes thereof during the three and six months then ended, was foreign currency translation adjustment.
Common Stock in Treasury
During the six months ended June 30, 2018 and July 1, 2017, “Common stock in treasury” was increased by $4.4 and $3.3, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
Incentive Plan Activity
As of the market close on March 29, 2018, the Company amended the SPX FLOW Retirement Savings Plan (the "401(k) Plan") to institute a freeze of new investments (whether through contributions, transfers, exchanges or rebalancing) directed into the SPX FLOW Stock Fund investment option provided under the 401(k) Plan. All Company matching contributions to the 401(k) Plan related to payroll periods ending after March 29, 2018 have been contributed in cash instead of Company common stock and, as a result of this change, Company matching contributions after such date have not impacted the number of outstanding shares or "Paid-In Capital."
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 are stated at the the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 13. None of the noncontrolling interest put options are exercisable at this time. If and when such options are exercised, we expect to settle the option value in cash. Of the $21.0 of current exercise value of the put options outstanding as of June 30, 2018, options with a value of $11.5 become exercisable during our third quarter of 2018.
(12)    INCOME TAXES
Enactment of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction was effective for the Company as of January 1, 2018. As a result of the reduction in the federal corporate income tax rate, the Company revalued its net U.S. federal deferred tax liability. The Company substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $17.8 in the fourth quarter of 2017, excluding the impact for rate change on earnings which were not considered indefinitely reinvested. There were

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

certain deferred tax balances that could only be estimated during the fourth quarter of 2017, so the rate change on these balances was a provisional estimate as of December 31, 2017. No revisions to the December 31, 2017 provisional estimate were made during the six months ended June 30, 2018, and the accounting for the revaluation of the Company’s net U.S. federal deferred tax liabilities remains substantially complete as of June 30, 2018.
The Tax Act provides a full dividends received deduction for any future dividends from non-U.S. subsidiaries to their U.S. parent company. Generally, this will allow the Company to repatriate cash more freely than under the historical U.S. tax system. To transition to this new tax regime, the Tax Act also provided for a mandatory one-time "deemed repatriation" of accumulated post-1986 foreign earnings which had not been previously taxed. The Company recorded a provisional estimate for this transition tax of $50.4 in the fourth quarter of 2017. As of June 30, 2018, the Company revised this estimate based on additional analysis of the provisions of the Tax Act and a change in certain elections available pursuant to the Tax Act. This revision resulted in an increase to the previously estimated transition tax of $0.8 and $2.6 for the three and six months ended June 30, 2018, resulting in a cumulative provision estimate of $53.0 for the transition tax. Previously, the Company had recorded taxes of $59.8 on earnings not indefinitely reinvested. In the fourth quarter of 2017, the Company recorded a benefit of $53.4 for the reduced tax rate on such earnings. Additionally, during the first two quarters of 2018, the Company analyzed a provision of the Tax Act that allows for additional foreign tax credits upon the subsequent distribution of amounts subject to the transition tax. As a result, the Company recorded a benefit of $9.4 during the three months ended March 31, 2018 and a net charge of $0.8 during the three months ended June 30, 2018. Based on the mechanisms of the transition tax calculation, these additional foreign tax credits will be utilized to offset the transition tax. As of June 30, 2018, the Company expects to pay U.S. federal tax of approximately $12.3 on the deemed repatriation after utilization of tax loss and foreign tax credit carryforwards. The Company will pay this amount over a period of up to nine years as a result of fiscal year-ends of certain foreign subsidiaries ending after December 31, 2017. The accounting for the transition tax as required by the Tax Act remains provisional at June 30, 2018 due to (1) anticipated guidance from the U.S. Treasury department on interpreting various provisions of the Tax Act, (2) foreign subsidiaries with differing U.S. tax year-ends where final cash balances will not be known until November 2018 and (3) final foreign tax credit amounts from foreign subsidiaries that have not yet filed tax returns.
The Tax Act is a comprehensive bill containing several other provisions, some of which will not materially impact the Company. Other provisions, such as the taxation of Global Intangible Low-Taxed Income (“GILTI”) and the limitation of deductions for interest expense, could have significant impacts to the Company’s future tax position and cash taxes. The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI. As such, the Company has not recorded any deferred taxes for GILTI but treated it as a period cost in computing the tax provision for the three and six months ended June 30, 2018. The Company anticipates future issuance of U.S. Treasury department regulations and notices that will clarify significant issues dealing with the application and computation of taxes due under the GILTI provisions.
The Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax as described above. The transition tax substantially eliminated the basis difference that existed previously for purposes of Section 740 of the Codification. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. At June 30, 2018, the Company is still evaluating the full impact of the Tax Act on our assertion regarding the indefinite reinvestment of the earnings of our foreign corporations. The Company recorded a charge of $1.1 in the first quarter of 2018 and a charge of $0.2 in the second quarter of 2018 for a change in the expected liability upon the future repatriation of certain earnings resulting from the changes to the transition tax, as described above.
Unrecognized Tax Benefits
As of June 30, 2018, we had gross unrecognized tax benefits of $5.3 (net unrecognized tax benefits of $1.9), of which $1.9, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 30, 2018, gross accrued interest totaled $0.3 (net accrued interest of $0.2), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.8 to $2.0. The previously unrecognized tax benefits relate to transfer pricing matters.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by SPX Corporation (the "former Parent") or its subsidiaries that were not part of our spin-off from the former Parent (the "Spin-Off"). As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets.
Other Tax Matters
During the three months ended June 30, 2018, we recorded an income tax provision of $11.9 on $35.3 of pre-tax income, resulting in an effective tax rate of 33.7%. This compares to an income tax provision for the three months ended July 1, 2017 of $2.7 on $12.9 of pre-tax income, resulting in an effective tax rate of 20.9%. The effective tax rate for the second quarter of 2018 was impacted by an income tax benefit of $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which was partially offset by income tax charges of (i) $0.8 resulting from a refinement of the transition tax calculation and (ii) $0.8 resulting from adjustments to the amount of foreign tax credits available to the Company arising from distributions of income tax under the transition tax provision of the Tax Act. The effective tax rate for the second quarter of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to unrecognized tax benefits due to expiration of the statute of limitations during the period and (ii) an income tax charge of $1.3 related to pre-tax losses generated in the period for which no tax benefit can be recognized.
During the six months ended June 30, 2018, we recorded an income tax provision of $12.7 on $51.4 of pre-tax income, resulting in an effective tax rate of 24.7%. This compares to an income tax provision for the six months ended July 1, 2017 of $2.6 on $5.5 of pre-tax income, resulting in an effective tax rate of 47.3%. The effective tax rate for the first six months of 2018 was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which was partially offset by income tax charges of (i) $2.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation. The effective tax rate for the first six months of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period, (ii) an income tax charge of $2.2 related to pre-tax losses generated in the period for which no tax benefit can be recognized, and (iii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period.
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
As of June 30, 2018 and December 31, 2017, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.2 and $2.3 (gross assets) and $0.2 and $0.0 (gross liabilities), respectively. As of June 30, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
Until June 2017, we had an investment in an equity security that was accounted for under the fair value option, but not readily marketable, and therefore which was classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and the security’s value as of the end of the first quarter of 2017 reflected the sales price under this agreement. We received proceeds from the sale of the equity security during the second quarter of 2017. We held no equity securities required to be stated at fair value as of June 30, 2018 and December 31, 2017.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended July 1, 2017, including net unrealized losses recorded to “Other expense, net.”

Six months ended
July 1, 2017
Balance at beginning of year	$7.6
Unrealized losses recorded to earnings	(1.4)
Proceeds received from sale of investment	(6.2)
Balance at end of period	$—
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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At June 30, 2018, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$210.0	$210.0	$270.0	$270.0
5.625% Senior notes(1)	300.0	295.5	300.0	315.0
5.875% Senior notes(1)	300.0	294.0	300.0	320.3
Trade receivables financing arrangement	3.0	3.0	—	—
Other indebtedness	24.5	24.5	24.2	24.2

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 approximate fair value due to the short-term nature of those instruments.

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
EXECUTIVE OVERVIEW
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value solutions at the heart of growing and sustaining our diverse communities. The Company's product offering is concentrated in rotating, actuating and hydraulic technologies, as well as automated process systems, into food and beverage, industrial and power and energy markets. In 2017, SPX FLOW had approximately $2 billion in annual revenues with operations in more than 30 countries and sales in more than 150 countries, with approximately 40%, 37%, and 23% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended June 30, 2018, revenues increased $33.2 (6.7%). The increase in revenues was due primarily to an increase in organic revenue and an increase in revenue recognized during the second quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018. A weakening of the U.S. dollar during the period against various foreign currencies also contributed to the increase in revenues. The increase in organic revenue was due primarily to an increase in aftermarket sales across our segments and in revenues across most Industrial product lines, partially offset by a decline in Food and Beverage systems revenues and filters in our Power and Energy segment.

For the six months ended June 30, 2018, revenues increased $90.3 (9.7%). The increase in revenues was due primarily to a weakening of the U.S. dollar against various foreign currencies, an increase in organic revenue and, to a lesser extent, the impact of our application of the new revenue recognition standard in 2018. The increase in organic revenue was due primarily to an increase in aftermarket revenues across our segments, valves into midstream oil and nuclear applications, and capital project revenues in our Industrial segment, partially offset by a decline in Food and Beverage systems revenues.
Income before Income Taxes — Income before income taxes increased from $12.9 in the three months ended July 1, 2017 to $35.3 in the three months ended June 30, 2018, and from $5.5 in the six months ended July 1, 2017 to $51.4 in the six months ended June 30, 2018. The improvement in pre-tax income for both periods was due primarily to (i) an increase in segment profitability, (ii) reduced special charges as our global realignment program concluded in the fourth quarter of 2017, and (iii) reduced interest expense due primarily to voluntary principal prepayments on our term loan facility of $100.0, $30.0 and $20.0, respectively, during the fourth quarter of 2017 and first and second quarters of 2018.
Cash Flows from Operations — For the six months ended June 30, 2018, cash flows from operations decreased to $18.6 from $71.9 primarily as a result of (i) increased payments for incentive compensation and (ii) increases in working capital driven by the timing of project execution and associated milestone payments, partially offset by increased cash flows generated by the improved operating results of our segments during the period.
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
In our Power and Energy reportable segment, capital spending on original equipment by our customers in the oil and gas industries is heavily influenced by current and expected oil and gas prices.
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

The following table provides selected financial information for the three and six months ended June 30, 2018 and July 1, 2017, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Revenues	$531.2	$498.0	6.7	$1,021.5	$931.2	9.7
Gross profit	172.7	153.0	12.9	328.4	292.1	12.4
% of revenues	32.5%	30.7%		32.1%	31.4%
Selling, general and administrative	118.8	113.0	5.1	234.3	228.3	2.6
% of revenues	22.4%	22.7%		22.9%	24.5%
Intangible amortization	4.3	4.3	—	8.7	8.9	(2.2)
Special charges	1.1	6.7	(83.6)	3.7	15.3	(75.8)
Other expense, net	(0.8)	(0.3)	166.7	(5.4)	(2.4)	125.0
Interest expense, net	(12.4)	(15.8)	(21.5)	(24.9)	(31.7)	(21.5)
Income before income taxes	35.3	12.9	173.6	51.4	5.5	*
Income tax provision	(11.9)	(2.7)	*	(12.7)	(2.6)	*
Net income	23.4	10.2	129.4	38.7	2.9	*
Less: Net income (loss) attributable to noncontrolling interests	0.5	(0.1)	*	0.3	—	*
Net income attributable to SPX FLOW, Inc.	22.9	10.3	122.3	38.4	2.9	*

Components of consolidated revenue growth:
Organic growth			2.5			3.5
Foreign currency			1.8			3.9
Impact of new revenue recognition standard			2.4			2.3
Net revenue growth			6.7			9.7
*Not meaningful for comparison purposes
Revenues - For the three months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and an increase in revenue recognized during the second quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018. A weakening of the U.S. dollar during the period against various foreign currencies also contributed to the increase in revenues. The increase in organic revenue was due primarily to an increase in aftermarket sales across our segments, revenues across most Industrial product lines and shipments of Food and Beverage components, partially offset by a decline in Food and Beverage systems revenues and shipments of original equipment filters in our Power and Energy segment.
For the six months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to a weakening of the U.S. dollar against various foreign currencies, an increase in organic revenue and, to a lesser extent, the impact of our application of the new revenue recognition standard in 2018. The increase in organic revenue was due primarily to an increase in aftermarket revenues across our segments, valves into midstream oil applications, and capital project revenues in our Industrial segment, partially offset by a decline in Food and Beverage systems revenues.
See "Results of Reportable Segments" for additional details.
Gross Profit - The increase in gross profit and margin for the three and six months ended June 30, 2018, compared to the respective 2017 periods, was attributable primarily to the revenue increases noted above, as well as incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives, as well as improved execution and productivity in our Bydgoszcz, Poland facility in our Food and Beverage segment. For the six months ended June 30, 2018, the favorable effect of these items was partially offset by costs associated with the repair of a large mixer, which was damaged while in operation at a customer site.
See "Results of Reportable Segments" for additional details.

Selling, General and Administrative (“SG&A”) Expense - For the three and six months ended June 30, 2018, the increases in SG&A expense, compared to the respective 2017 periods, were due primarily to the effect of a weaker U.S. dollar during the periods against various foreign currencies, partially offset by incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives.
Intangible Amortization - For the six months ended June 30, 2018, the decrease in intangible amortization, compared to the respective period in 2017, was due primarily to certain intangible assets having become fully amortized during the first quarter of 2017, partially offset by the effect of a weaker U.S. dollar during the period against various foreign currencies.
Special Charges - See Note 4 to our condensed consolidated financial statements for the details of actions taken during the three and six months ended June 30, 2018 and July 1, 2017, respectively. For the three and six months ended July 1, 2017, special charges related primarily to our global realignment program, which concluded in the fourth quarter of 2017, including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and asset impairment and other related charges associated with management's decision to market for sale certain corporate assets.
Other Expense, net - Other expense, net, for the three months ended June 30, 2018 was composed of non-service-related pension and postretirement costs of $0.9 and losses on asset dispositions of $0.2, partially offset by foreign currency (“FX”) gains of $0.3. See Note 7 to our condensed consolidated financial statements for additional details related to non-service-related pension and postretirement costs.
Other expense, net, for the three months ended July 1, 2017 was composed primarily of FX losses of $1.6 and non-service-related pension and postretirement costs of $0.4, partially offset by gains on asset sales of $1.5.
Other expense, net, for the six months ended June 30, 2018 was composed of FX losses of $4.0, non-service-related pension and postretirement costs of $1.2 and losses on asset dispositions of $0.2. Of the $4.0 of FX losses, $4.1 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during the first six months of 2018 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company.
Other expense, net, for the six months ended July 1, 2017 was composed primarily of FX losses of $3.4 and investment-related losses of $1.4, partially offset by gains on asset sales of $1.5, non-service-related pension and postretirement benefits of $0.4 and other items of $0.3. See Note 13 to our condensed consolidated financial statements for additional details related to the loss on our investment in an equity security.
Interest Expense, net - Interest expense, net, for the three and six months ended June 30, 2018 and July 1, 2017, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.
Interest expense, net, included interest expense of $13.6 and $17.1, and interest income of $1.2 and $1.3, respectively, during the three months ended June 30, 2018 and July 1, 2017 and interest expense of $28.1 and $34.0, and interest income of $3.2 and $2.3, respectively, during the six months ended June 30, 2018 and July 1, 2017. The decrease in interest expense, net, during the three and six months ended June 30, 2018, compared to the respective 2017 periods, was due to a lower level of average outstanding borrowings under our senior credit facilities, including both our term loan and domestic revolving loan facility. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $100.0, $30.0 and $20.0, respectively, during the fourth quarter of 2017 and first and second quarters of 2018. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt.
Income Tax Provision - During the three months ended June 30, 2018, we recorded an income tax provision of $11.9 on $35.3 of pre-tax income, resulting in an effective tax rate of 33.7%. This compares to an income tax provision for the three months ended July 1, 2017 of $2.7 on $12.9 of pre-tax income, resulting in an effective tax rate of 20.9%. The effective tax rate for the second quarter of 2018 was impacted by an income tax benefit of $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which was partially offset by income tax charges of (i) $0.8 resulting from a refinement of the transition tax calculation and (ii) $0.8 resulting from adjustments to the amount of foreign tax credits available to the Company arising from distributions of income tax under the transition tax provision of the Tax Act. The effective tax rate for the second quarter of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to unrecognized tax benefits due to expiration of the statute of limitations during the period and (ii) an income tax charge of $1.3 related to pre-tax losses generated in the period for which no tax benefit can be recognized.
During the six months ended June 30, 2018, we recorded an income tax provision of $12.7 on $51.4 of pre-tax income, resulting in an effective tax rate of 24.7%. This compares to an income tax provision for the six months ended July 1, 2017 of $2.6 on $5.5 of pre-tax income, resulting in an effective tax rate of 47.3%. The effective tax rate for the first six months of 2018 was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which was partially offset by income tax charges of (i) $2,600,000.0 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation. The effective tax rate for the first six months of 2017 was impacted by (i) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period, (ii) an income tax charge of $2.2 related to pre-tax losses generated in the period for which no tax benefit can be recognized, and (iii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended			As of and for the six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Backlog	$382.9	$320.3	19.5	$382.9	$320.3	19.5
Orders	199.3	165.3	20.6	370.5	349.5	6.0

Revenues	187.6	176.5	6.3	354.1	342.4	3.4
Income	20.0	17.3	15.6	37.9	32.8	15.5
% of revenues	10.7%	9.8%		10.7%	9.6%
Components of revenue growth:
Organic growth (decline)			0.6			(3.9)
Foreign currency			2.0			4.6
Impact of new revenue recognition standard			3.7			2.7
Revenue growth			6.3			3.4
Revenues - For the three months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to (i) an increase in revenue recognized during the second quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, (ii) a weakening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, (iii) an increase in organic revenue. The increase in organic revenue was due primarily to higher volumes of component and aftermarket sales, which were substantially offset by a lower volume of systems project revenues.
For the six months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to a weakening of the U.S. dollar during the period against various foreign currencies and an increase in revenue recognized during the 2018 period as a result of our application of the new revenue recognition standard in 2018, partially offset by a decrease in organic revenue. The decrease in organic revenue was due primarily to a lower volume of systems project revenues, which was partially offset by higher volumes of component and aftermarket sales.

Income - For the three and six months ended June 30, 2018, income and margin increased, compared to the respective 2017 periods, primarily due to savings from restructuring actions and other cost reduction initiatives, improved project execution and productivity in our Bydgoszcz, Poland facility.
Backlog - The segment had backlog of $382.9 and $320.3 as of June 30, 2018 and July 1, 2017, respectively. Of the $62.6 year-over-year increase in backlog, $61.1 was attributable to organic growth and $1.5 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to the impact of two orders in the aggregate amount of $71.5 awarded to the Company during the fourth quarter of 2017, related to dairy processing systems in the EMEA region, and three such systems orders in the aggregate amount of approximately $28.0 awarded to the Company during the second quarter of 2018 in the Asia Pacific region.
Power and Energy

	As of and for the three months ended			As of and for the six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Backlog	$430.8	$403.5	6.8	$430.8	$403.5	6.8
Orders	170.0	145.4	16.9	314.4	313.2	0.4

Revenues	151.8	145.0	4.7	296.5	250.9	18.2
Income	14.5	10.0	45.0	26.7	8.5	214.1
% of revenues	9.6%	6.9%		9.0%	3.4%
Components of revenue growth:
Organic growth (decline)			(1.6)			10.5
Foreign currency			2.3			4.0
Impact of new revenue recognition standard			4.0			3.7
Revenue growth			4.7			18.2
Revenues - For the three months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in revenue recognized during the second quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, and a weakening of the U.S. dollar during the period against various foreign currencies, partially offset by a decrease in organic revenue. The decrease in organic revenue was due primarily to a lower level of filtration shipments, partially offset by increased sales of midstream pipeline valves and, to a lesser extent, an increase in aftermarket sales.
For the six months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies and the impact of our application of the new revenue recognition standard in 2018. The increase in organic revenue reflects increased aftermarket sales as well as sales of valves and pumps used in midstream oil and nuclear power applications.
Income - For the three and six months ended June 30, 2018, income and margin increased, compared to the respective 2017 periods, primarily due to a higher margin revenue mix, savings from restructuring actions and other cost reduction initiatives, and improved operational productivity.
Backlog - The segment had backlog of $430.8 and $403.5 as of June 30, 2018 and July 1, 2017, respectively. Of the $27.3 year-over-year increase in backlog, $23.6 was attributable to organic growth and $3.7 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in original equipment pump and valve orders for use in midstream oil applications in the North American region and, to a lesser extent, in nuclear power applications.

Industrial

	As of and for the three months ended			As of and for the six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Backlog	$236.4	$206.8	14.3	$236.4	$206.8	14.3
Orders	206.0	192.9	6.8	399.4	376.1	6.2

Revenues	191.8	176.5	8.7	370.9	337.9	9.8
Income	27.5	20.8	32.2	48.0	41.9	14.6
% of revenues	14.3%	11.8%		12.9%	12.4%
Components of revenue growth:
Organic growth			7.8			5.8
Foreign currency			1.1			3.3
Impact of new revenue recognition standard			(0.2)			0.7
Revenue growth			8.7			9.8
Revenues - For the three months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was across a variety of Industrial segment product lines, reflecting increased original equipment shipments of dehydration equipment, pumps, mixers and hydraulic tools.
For the six months ended June 30, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to an increase in capital project revenues, as well as of original equipment pump, hydraulic tools and mixers shipments.
Income - For the three months ended June 30, 2018, income and margin increased compared to the respective 2017 period, due to income from the organic revenue growth mentioned above as well as savings from restructuring actions and other cost reduction initiatives.
For the six months ended June 30, 2018, income and margin increased compared to the respective 2017 period, due to income from the organic revenue growth mentioned above as well as savings from restructuring actions and other cost reduction initiatives. The effects of these improvements in income and margin were partially offset by costs associated with the repair of a large mixer during the first quarter of 2018, which was damaged while in operation at a customer site.
Backlog - The segment had backlog of $236.4 and $206.8 as of June 30, 2018 and July 1, 2017, respectively. Of the $29.6 year-over-year increase in backlog, $31.1 was attributable to organic growth and was partially offset by a $1.5 decrease attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in backlog of mixers and pumps and, to a lesser extent, dehydration equipment and hydraulic tools.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Six months ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change
Total consolidated revenues	$531.2	$498.0	6.7	$1,021.5	$931.2	9.7
Corporate expense	12.0	12.1	(0.8)	26.4	27.6	(4.3)
% of revenues	2.3%	2.4%		2.6%	3.0%
Pension and postretirement service costs	0.4	0.3	33.3	0.8	0.7	14.3
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.

The decrease in corporate expense for the six months ended June 30, 2018, compared to the respective 2017 period, was due primarily to savings from restructuring actions undertaken in connection with our global restructuring program during 2017. The effect of these cost reduction initiatives was partially offset by an increase in corporate stock-based compensation expense during the six months ended June 30, 2018, compared to the respective 2017 period, due to an increase in the number of retirement eligible executives whose awards became fully vested during the first quarter of 2018 based on early retirement provisions.
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
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the six months ended June 30, 2018 and July 1, 2017.
Cash Flow

	Six months ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities	$18.6	$71.9
Cash flows from (used in) investing activities	(12.4)	19.7
Cash flows used in financing activities	(63.8)	(106.8)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(1.3)	26.2
Net change in cash, cash equivalents and restricted cash	$(58.9)	$11.0
Operating Activities - During the six months ended June 30, 2018, the decrease in cash flows from operating activities, compared to the same period in 2017, was primarily attributable to (i) increased payments for incentive compensation and (ii) increases in working capital driven by the timing of project execution and associated milestone payments, partially offset by increased cash flows generated by the improved operating results of our segments during the period.
Investing Activities - During the six months ended June 30, 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. During the six months ended July 1, 2017, cash flows from investing activities were comprised of proceeds from asset sales and other of $31.1, partially offset by capital expenditures of $11.4 associated generally with the upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $31.1 during the first six months of 2017 related primarily to the sale of certain corporate assets, certain facilities in the Asia Pacific and EMEA regions, and our former investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details regarding our former investment in the equity security.
Financing Activities - During the six months ended June 30, 2018, cash flows used in financing activities related primarily to repayments under our term loan facility of $60.0, including voluntary prepayments of $50.0. During the six months ended July 1, 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $77.0 and repayments of our trade receivables financing arrangements of $21.2.

Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $1.3 in the six months ended June 30, 2018, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the modest strengthening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.
The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $26.2 in the six months ended July 1, 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.
Borrowings and Availability
Borrowings —Debt at June 30, 2018 and December 31, 2017 was comprised of the following:

	June 30, 2018	December 31, 2017
Term loan(1)	$210.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Trade receivables financing arrangement	3.0	—
Other indebtedness(2)	35.7	35.8
Less: deferred financing fees(3)	(9.1)	(10.2)
Total debt	839.6	895.6
Less: short-term debt	27.0	24.2
Less: current maturities of long-term debt	20.5	20.5
Total long-term debt	$792.1	$850.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. In January and May 2018, we made voluntary principal prepayments in the amounts of $30.0 and $20.0, respectively, under the term loan facility, funded by cash on hand. There was no penalty associated with these prepayments.

(2)
Primarily includes capital lease obligations of $11.2 and $11.6 and balances under a purchase card program of $23.3 and $21.9 as of June 30, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Availability — At June 30, 2018, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit, and $36.0 of available borrowing capacity under our trade receivables financing arrangement after giving effect to borrowings of $3.0. In addition, at June 30, 2018, we had $357.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $142.8 reserved for outstanding bank guarantees and standby letters of credit.
At June 30, 2018, in addition to the revolving lines of credit described above, we had approximately $7.1 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of June 30, 2018.
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
At June 30, 2018, we were in compliance with all covenants of our senior credit facilities and senior notes.

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
As of June 30, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $38.4 and $44.6 outstanding as of June 30, 2018 and December 31, 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $18.4 and $16.9 at June 30, 2018 and December 31, 2017, respectively, with scheduled maturities of $18.3 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of June 30, 2018 and December 31, 2017, respectively. The net gains (losses) recorded in "Other expense, net" related to FX gains (losses) totaled $0.3 and $(1.6) for the three months ended June 30, 2018 and July 1, 2017, respectively, and $(4.0) and $(3.4) for the six months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.0 (asset) and $2.3 (asset) at June 30, 2018 and December 31, 2017, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at June 30, 2018 for similar debt, was $827.0, compared to our carrying value of $837.5.
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
Other Matters
Contractual Obligations - As noted above, in January and May 2018, we made voluntary principal prepayments in the amounts of $30.0 and $20.0, respectively, under the term loan facility, funded by cash on hand. As of June 30, 2018, with the exception of these voluntary term loan prepayments, there were no material changes in our contractual obligations from those disclosed in our 2017 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $2.1 as of June 30, 2018. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.8 to $2.0.
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
Refer to Note 11 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
The following table provides information, as of June 30, 2018, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$20.0	$20.0	$170.0	$—	$—	$—	$210.0	$210.0
Average interest rate							3.844%
5.625% senior notes	—	—	—	—	—	300.0	300.0	295.5
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	294.0
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $38.4 outstanding as of June 30, 2018, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $18.4 at June 30, 2018, with scheduled maturities of $18.3 and $0.1 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.2 (gross assets) and $0.2 (gross liabilities) as of June 30, 2018.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Effective January 1, 2018 and as outlined in Note 2 of our condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, we adopted the FASB's new standard on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance.
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
The following table summarizes the repurchases of common stock during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
4/1/18 - 4/30/18	295	$49.19	—
5/1/18 - 5/31/18	1,892	42.34	—
6/1/18 - 6/30/18	7,470	45.14	—
Total	9,657		—

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

SPX FLOW, Inc.
(Registrant)

Date: August 1, 2018	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: August 1, 2018	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., as amended
3.2	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018 (file no. 1-37393).
10.1	SPX FLOW Annual Enterprise Incentive Plan
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and July 1, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and July 1, 2017; (iii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Equity for the six months ended June 30, 2018 and July 1, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and July 1, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________