Form 10-Q
period 2018-09-29
SPX FLOW, Inc.
filed 2018-10-30
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of October 26, 2018 were 42,551,969.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements
SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues	$530.3	$491.1	$1,551.8	$1,422.3
Cost of products sold	367.2	332.0	1,060.3	971.1
Gross profit	163.1	159.1	491.5	451.2
Selling, general and administrative	102.8	114.9	337.1	343.2
Intangible amortization	4.3	4.4	13.0	13.3
Special charges	0.2	2.3	3.9	17.6
Operating income	55.8	37.5	137.5	77.1

Other income (expense), net	(2.8)	0.6	(8.2)	(1.8)
Interest expense, net	(11.3)	(15.5)	(36.2)	(47.2)
Income before income taxes	41.7	22.6	93.1	28.1
Income tax provision	(9.2)	(9.6)	(21.9)	(12.2)
Net income	32.5	13.0	71.2	15.9
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	0.2	0.1	0.2
Net income attributable to SPX FLOW, Inc.	$32.7	$12.8	$71.1	$15.7

Basic income per share of common stock	$0.77	$0.31	$1.69	$0.38
Diluted income per share of common stock	$0.77	$0.30	$1.67	$0.37

Weighted average number of common shares outstanding - basic	42.229	41.884	42.169	41.765
Weighted average number of common shares outstanding - diluted	42.696	42.332	42.607	42.126
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$32.5	$13.0	$71.2	$15.9
Other comprehensive income (loss), net - foreign currency translation adjustments	6.1	37.3	(31.9)	134.2
Total comprehensive income	38.6	50.3	39.3	150.1
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.2)	(0.8)	(0.3)	0.3
Total comprehensive income attributable to SPX FLOW, Inc.	$38.8	$51.1	$39.6	$149.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 29, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$221.6	$263.7
Accounts receivable, net	374.4	381.4
Contract assets	82.2	57.7
Inventories, net	318.4	293.9
Other current assets	43.3	50.0
Total current assets	1,039.9	1,046.7
Property, plant and equipment:
Land	34.7	35.1
Buildings and leasehold improvements	235.4	238.3
Machinery and equipment	467.2	461.6
	737.3	735.0
Accumulated depreciation	(391.6)	(374.1)
Property, plant and equipment, net	345.7	360.9
Goodwill	757.6	771.3
Intangibles, net	332.8	350.3
Other assets	147.3	159.8
TOTAL ASSETS	$2,623.3	$2,689.0

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$225.4	$219.4
Contract liabilities	178.9	182.3
Accrued expenses	169.5	207.3
Income taxes payable	19.2	21.6
Short-term debt	29.8	24.2
Current maturities of long-term debt	20.5	20.5
Total current liabilities	643.3	675.3
Long-term debt	787.5	850.9
Deferred and other income taxes	55.7	63.3
Other long-term liabilities	120.6	125.5
Total long-term liabilities	963.8	1,039.7
Commitments and contingent liabilities (Note 11)
Mezzanine equity	20.9	22.2
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 42,929,898 issued and 42,551,969 outstanding at September 29, 2018, and 42,690,342 issued and 42,405,222 outstanding at December 31, 2017	0.4	0.4
Paid-in capital	1,660.4	1,650.9
Accumulated deficit	(250.6)	(327.5)
Accumulated other comprehensive loss	(411.6)	(372.8)
Common stock in treasury (377,929 shares at September 29, 2018, and 285,120 shares at December 31, 2017)	(13.5)	(8.9)
Total SPX FLOW, Inc. shareholders' equity	985.1	942.1
Noncontrolling interests	10.2	9.7
Total equity	995.3	951.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,623.3	$2,689.0
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Nine months ended September 29, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	5.8	(7.3)	—	(1.5)	—	(1.5)
Net income	—	—	—	71.1	—	—	71.1	0.1	71.2
Other comprehensive loss, net	—	—	—	—	(31.5)	—	(31.5)	(0.4)	(31.9)
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—	12.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.2	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance at September 29, 2018	42.6	$0.4	$1,660.4	$(250.6)	$(411.6)	$(13.5)	$985.1	$10.2	$995.3

	Nine months ended September 30, 2017
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income	—	—	—	15.7	—	—	15.7	0.2	15.9
Other comprehensive income, net	—	—	—	—	134.1	—	134.1	0.1	134.2
Incentive plan activity	0.1	—	4.5	—	—	—	4.5	—	4.5
Stock-based compensation expense	—	—	12.1	—	—	—	12.1	—	12.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.4	—	0.3	—	—	(3.5)	(3.2)	—	(3.2)
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at September 30, 2017	42.4	$0.4	$1,657.3	$(358.2)	$(387.3)	$(8.4)	$903.8	$0.7	$904.5

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$71.2	$15.9
Adjustments to reconcile net income to net cash from operating activities:
Special charges	3.9	17.6
Deferred income taxes	4.0	(0.9)
Depreciation and amortization	44.4	45.9
Stock-based compensation	12.8	12.1
Pension and employee benefits provided in stock	5.1	5.5
Loss (gain) on asset sales and other, net	0.2	(2.9)
Changes in operating assets and liabilities:
Accounts receivable and other assets	6.6	28.5
Contract assets and liabilities, net	(26.0)	32.4
Inventories	(26.6)	(23.4)
Accounts payable, accrued expenses and other	(35.9)	14.3
Cash spending on restructuring actions	(11.7)	(27.8)
Net cash from operating activities	48.0	117.2
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	—	37.4
Capital expenditures	(17.3)	(13.7)
Net cash from (used in) investing activities	(17.3)	23.7
Cash flows used in financing activities:
Borrowings under senior credit facilities	69.8	125.5
Repayments of senior credit facilities	(134.8)	(208.5)
Borrowings under trade receivables financing arrangement	79.5	89.1
Repayments of trade receivables financing arrangement	(79.5)	(110.3)
Borrowings under other financing arrangements	10.2	9.4
Repayments of other financing arrangements	(4.6)	(12.6)
Minimum withholdings paid on behalf of employees for net share settlements, net	(4.6)	(3.5)
Dividends paid to noncontrolling interests in subsidiary	(2.3)	(1.5)
Net cash used in financing activities	(66.3)	(112.4)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(6.6)	37.5
Net change in cash, cash equivalents and restricted cash	(42.2)	66.0
Consolidated cash, cash equivalents and restricted cash, beginning of period	264.9	216.2
Consolidated cash, cash equivalents and restricted cash, end of period	$222.7	$282.2
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
Certain customer contract-related amounts in the accompanying condensed consolidated balance sheet as of December 31, 2017 and condensed consolidated statement of cash flows for the nine months ended September 30, 2017 have been reclassified to conform to the current year presentation.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 were March 31, June 30, and September 29, compared to the respective April 1, July 1, and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods.
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
During the three months ended September 29, 2018, we recognized revenues of $74.9, $30.9 and $17.8 under contracts for which control transferred over time in our Food and Beverage, Power and Energy, and Industrial segments, respectively. During the nine months ended September 29, 2018, we recognized revenues of $218.9, $96.4 and $53.9 under contracts for which control transferred over time in each segment, respectively.
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
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance, and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on a project, a provision for the entire expected loss on the performance obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant during the three and nine months ended September 29, 2018.
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and had recorded $0.5 in “Other current assets” in our condensed consolidated balance sheets for such costs as of September 29, 2018 and December 31, 2017. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is expected to be less than one year. These costs primarily include the Company's internal sales force compensation program; under the terms of this program these costs are generally earned and recognized at the time the revenue is recognized.
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance services, and OE revenues generally include all other revenue streams described above. The following table provides disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three and nine months ended September 29, 2018:

	Three months ended September 29, 2018				Nine months ended September 29, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$134.7	(1)	$60.1	$194.8	$364.3	(1)	$184.6	$548.9
Power and Energy	74.7		72.0	146.7	232.0		211.2	443.2
Industrial	130.3		58.5	188.8	382.0		177.7	559.7
Total revenues	$339.7		$190.6	$530.3	$978.3		$573.5	$1,551.8
(1)     Includes $81.8 and $202.4, for the three and nine months ended September 29, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
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

	September 29, 2018	December 31, 2017	Change(1)	% Change
Contract assets	$82.2	$57.7	$24.5	42.5%
Contract liabilities	(178.9)	(182.3)	3.4	(1.9)%
Net contract liabilities	$(96.7)	$(124.6)	$27.9
(1)    The $27.9 reduction in our net contract liabilities from December 31, 2017 to September 29, 2018 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage and Power and Energy cost-to-cost contracts, and of performance obligations satisfied and the related revenue recognized on such contracts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reconciliation of Operating Results and Balance Sheet - Previous vs. Current Revenue Recognition Standard:
In accordance with the new revenue recognition standard requirements, the disclosure of the impact of adoption on our condensed consolidated statements of operations and balance sheet is as follows:

	Three months ended September 29, 2018
Statement of Operations	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Revenues	$520.9	$9.4	$530.3
Cost of products sold	359.4	7.8	367.2
Selling, general and administrative	102.9	(0.1)	102.8
Income tax provision	8.9	0.3	9.2
Net income	31.1	1.4	32.5
Net income attributable to SPX FLOW, Inc.	31.3	1.4	32.7

	Nine months ended September 29, 2018
Statement of Operations	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Revenues	$1,521.3	$30.5	$1,551.8
Cost of products sold	1,036.1	24.2	1,060.3
Selling, general and administrative	337.1	—	337.1
Income tax provision	20.9	1.0	21.9
Net income	65.9	5.3	71.2
Net income attributable to SPX FLOW, Inc.	65.8	5.3	71.1

	As of September 29, 2018
Balance Sheet	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Assets
Contract assets	$61.2	$21.0	$82.2
Inventories, net	334.8	(16.4)	318.4
Other current assets	42.8	0.5	43.3
Other assets	147.9	(0.6)	147.3

Liabilities
Contract liabilities	183.7	(4.8)	178.9
Accrued expenses	169.7	(0.2)	169.5
Income taxes payable	18.7	0.5	19.2
Deferred and other income taxes	54.3	1.4	55.7

Equity
Accumulated deficit	(258.2)	7.6	(250.6)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of September 29, 2018, the aggregate amount of our remaining performance obligations was $1,015.8. The Company expects to recognize revenue on approximately 85% and substantially all of our remaining performance obligations within the next 12 and 24 months, respectively, with an insignificant remaining amount expected to be recognized thereafter.
Other New Accounting Pronouncements
In February 2016, and as subsequently amended, the FASB issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases with terms that exceed twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease. The new standard is effective for interim and annual reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our consolidated financial statements, including (i) performing procedures to assess the completeness of the population of our lease arrangements and (ii) reviewing the relevant terms of applicable leases and compiling such terms in a centralized database in order to facilitate the determination of the effect of the new standard on our consolidated financial statements.
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
In November 2016, the FASB issued an amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We adopted this amendment in the first quarter of 2018 using retrospective application. We held $1.1 and $1.2 of restricted cash as of September 29, 2018 and December 31, 2017, respectively, and $1.1 of restricted cash as of September 30, 2017 and December 31, 2016, which was reported in "Other current assets" in our condensed consolidated balance sheets and included in "Cash, cash equivalents and restricted cash" in our condensed consolidated statements of cash flows as of the respective dates. Such restricted cash balances consist primarily of deposits which serve as bank guarantees related to our performance under customer contracts and are required by law in certain international jurisdictions in lieu of letters or credit or other forms of security.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

In August 2018, the FASB issued an amendment to modify the disclosure requirements related to fair value measurements. This amendment removes, modifies, and adds certain disclosures required under current guidance. For example, the amendment removes the requirements to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for timing of transfers between levels, and requires certain additional disclosures related to Level 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its consolidated financial statements.
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to defined benefit plans. This amendment removes, clarifies, and adds certain disclosures required under current guidance. For example, the amendment removes the requirement to disclose the effects of a one-percentage point change in assumed health care cost trend rates on postretirement benefit obligations and service and interest cost components of periodic benefit costs, and requires an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This amendment is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact this amendment may have on its consolidated financial statements.
In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Amongst other changes in requirements, the amendments in this update also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its consolidated financial statements.

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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reportable Segment Financial Data
Financial data for our reportable segments for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues(1):
Food and Beverage	$194.8	$176.4	$548.9	$518.8
Power and Energy	146.7	141.0	443.2	391.9
Industrial	188.8	173.7	559.7	511.6
Total revenues	$530.3	$491.1	$1,551.8	$1,422.3

Income:
Food and Beverage	$27.4	$19.9	$65.3	$52.7
Power and Energy	11.0	12.8	37.7	21.3
Industrial	26.8	22.0	74.8	63.9
Total income for reportable segments	65.2	54.7	177.8	137.9

Corporate expense	8.8	14.5	35.2	42.1
Pension and postretirement service costs	0.4	0.4	1.2	1.1
Special charges	0.2	2.3	3.9	17.6
Consolidated operating income	$55.8	$37.5	$137.5	$77.1

(1)
We recognized revenues of $123.6 and $81.2 over time in the three months ended September 29, 2018 and September 30, 2017, respectively. For the nine months ended September 29, 2018 and September 30, 2017, revenues recognized over time were $369.2 and $189.5, respectively.

(4)     SPECIAL CHARGES
Special charges for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Food and Beverage	$0.3	$2.7	$1.0	$7.7
Power and Energy	—	(1.5)	1.4	0.8
Industrial	(0.1)	0.9	1.5	5.6
Other	—	0.2	—	3.5
Total	$0.2	$2.3	$3.9	$17.6
Special Charges By Reportable Segment
Unless otherwise noted below, charges for the three and nine months ended September 30, 2017 related to our multi-year global realignment program which concluded in the fourth quarter of 2017. Refer to the notes to our consolidated and combined financial statements in our 2017 Annual Report on Form 10-K for additional information regarding the global realignment program.
Food and Beverage — Charges for the three months ended September 29, 2018 related primarily to severance and other costs related to the reorganization of the segment's commercial aftermarket function in the EMEA region. Charges for the nine months ended September 29, 2018 related primarily to this reorganization as well as a further consolidation of our facilities in Poland, including the termination and other exit costs associated with a leased facility.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Charges for the three months ended September 30, 2017 related primarily to costs incurred in connection with a commercial reorganization in the EMEA region of $1.3, severance and other costs associated with a revision of accruals for certain European manufacturing facilities and an asset impairment charge of $0.5 related to certain long-lived assets of a product line which was exited and formerly based primarily in the EMEA region. Charges for the nine months ended September 30, 2017 included these charges as well as (i) previous charges associated with the consolidation and relocation of a manufacturing facility in Germany to the facility in Poland and (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, operational and administrative functions across all regions in which the segment operates.
Power and Energy — Charges for the nine months ended September 29, 2018 included severance and other costs associated with a reduction in workforce of the manufacturing operations of a facility in the U.K., which was partially offset by a credit related primarily to a revision of estimates for certain previously recognized restructuring initiatives.
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
Industrial — Charges for the nine months ended September 29, 2018 related primarily to severance and other costs associated with (i) operations and commercial personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities.
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
Other — Charges for the nine months ended September 30, 2017 reflected primarily asset impairment and other related charges in connection with the sale of certain corporate assets during the period.
Expected charges still to be incurred under actions approved as of September 29, 2018 were approximately $0.1.
The following is an analysis of our restructuring liabilities for the nine months ended September 29, 2018 and September 30, 2017:

	Nine months ended
	September 29, 2018	September 30, 2017
Balance at beginning of year	$12.4	$33.6
Special charges(1)	3.9	13.5
Utilization — cash	(11.7)	(27.8)
Currency translation adjustment and other	(0.3)	1.8
Balance at end of period	$4.3	$21.1

(1)	Amounts that impacted special charges but not the restructuring liabilities included $4.1 of asset impairment and other related charges during the nine months ended September 30, 2017.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(5)    INVENTORIES, NET
Inventories at September 29, 2018 and December 31, 2017 comprised the following:

	September 29, 2018	December 31, 2017
Finished goods	$100.2	$92.3
Work in process	104.0	99.2
Raw materials and purchased parts	120.7	108.9
Total FIFO cost	324.9	300.4
Excess of FIFO cost over LIFO inventory value	(6.5)	(6.5)
Total inventories	$318.4	$293.9
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 9% and 7% of total inventory at September 29, 2018 and December 31, 2017, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 29, 2018 were as follows:

	December 31, 2017	Impairments	Foreign Currency Translation and Other	September 29, 2018
Food and Beverage	$271.8	$—	$(5.0)	$266.8
Power and Energy(1)	272.4	—	(2.8)	269.6
Industrial(2)	227.1	—	(5.9)	221.2
Total	$771.3	$—	$(13.7)	$757.6

(1)	The carrying amount of goodwill included $253.9 and $256.5 of accumulated impairments as of September 29, 2018 and December 31, 2017, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of September 29, 2018 and December 31, 2017.
As of September 29, 2018, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Other Intangibles, Net
Identifiable intangible assets were as follows:

	September 29, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$222.4	$(128.3)	$94.1	$226.1	$(121.9)	$104.2
Technology	92.7	(53.9)	38.8	94.1	(50.9)	43.2
Patents	6.7	(5.3)	1.4	6.8	(5.1)	1.7
Other	13.5	(11.0)	2.5	13.8	(11.1)	2.7
	335.3	(198.5)	136.8	340.8	(189.0)	151.8
Trademarks with indefinite lives	196.0	—	196.0	198.5	—	198.5
Total	$531.3	$(198.5)	$332.8	$539.3	$(189.0)	$350.3
As of September 29, 2018, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $71.4 in Power and Energy, $45.7 in Food and Beverage, and $19.7 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $100.3 in Food and Beverage, $60.3 in Industrial, and $35.4 in Power and Energy.
No impairment charges were recorded during the nine months ended September 29, 2018 or September 30, 2017. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the nine months ended September 29, 2018 related to foreign currency translation.
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
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)
Net periodic benefit expense (income) for our foreign pension plans and our domestic pension and postretirement plans for the three and nine months ended September 29, 2018 and September 30, 2017 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$0.2	0.2	$0.2	$0.2	$0.4	$0.4	Selling, general and administrative
Interest cost	0.2	0.2	0.1	0.1	0.3	0.3	Other income (expense), net
Total net periodic benefit expense	$0.4	$0.4	$0.3	$0.3	$0.7	$0.7

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense (Income) is Reported
	Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$0.5	0.5	$0.7	$0.6	$1.2	$1.1	Selling, general and administrative
Interest cost	0.5	0.6	0.4	0.4	0.9	1.0	Other income (expense), net
Curtailment gain(1)	—	(1.1)	—	—	—	(1.1)	Other income (expense), net
Recognized net actuarial loss(2)	0.6	—	—	—	0.6	—	Other income (expense), net
Total net periodic benefit expense	$1.6	$—	$1.1	$1.0	$2.7	$1.0

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

(2)
Represents a cumulative charge related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.

Employer Contributions
During the nine months ended September 29, 2018 and September 30, 2017, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(8)    INDEBTEDNESS
Debt at September 29, 2018 and December 31, 2017 was comprised of the following:

	September 29, 2018	December 31, 2017
Term loan(1)	$205.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	41.5	35.8
Less: deferred financing fees(3)	(8.7)	(10.2)
Total debt	837.8	895.6
Less: short-term debt	29.8	24.2
Less: current maturities of long-term debt	20.5	20.5
Total long-term debt	$787.5	$850.9

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

(2)
Primarily includes capital lease obligations of $11.2 and $11.6 and balances under a purchase card program of $26.3 and $21.9 as of September 29, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.0% and 4.1% at September 29, 2018 and December 31, 2017, respectively.
At September 29, 2018, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit. At September 29, 2018, we had $32.4 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at September 29, 2018, we had $356.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $143.7 reserved for outstanding bank guarantees and standby letters of credit.
At September 29, 2018, in addition to the revolving lines of credit described above, we had approximately $7.2 of letters of credit outstanding under separate arrangements in China and India.
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
At September 29, 2018, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $53.5 and $44.6 outstanding as of September 29, 2018 and December 31, 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $15.5 and $16.9 at September 29, 2018 and December 31, 2017, respectively, with scheduled maturities of $15.4 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of September 29, 2018 and December 31, 2017, respectively. The net losses recorded in "Other income (expense), net" related to FX losses totaled $2.5 and $0.4 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $6.5 and $3.8 for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.2 and $2.3 (gross assets) and $0.1 and $0.0 (gross liabilities) at September 29, 2018 and December 31, 2017, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(10)    EQUITY AND STOCK-BASED COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Weighted-average shares outstanding, basic	42.229	41.884	42.169	41.765
Dilutive effect of share-based awards	0.467	0.448	0.438	0.361
Weighted-average shares outstanding, dilutive(1)	42.696	42.332	42.607	42.126

(1)
Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.247 and 0.187 for the three months ended September 29, 2018 and September 30, 2017, respectively, and 0.232 and 0.206 for the nine months then ended. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 and 0.355 for the three months ended September 29, 2018 and September 30, 2017, respectively, and 0.342 and 0.361 for the nine months then ended.

Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 0.931 unissued shares of our common stock were available for future grant as of September 29, 2018. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and nine months ended September 29, 2018 and September 30, 2017, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Stock-based compensation expense	$3.7	$4.2	12.8	12.1
Income tax benefit	(0.9)	(1.5)	(3.1)	(4.3)
Stock-based compensation expense, net of income tax benefit	$2.8	$2.7	$9.7	$7.8
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended September 29, 2018:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1.132	$32.65
Granted	0.403	48.69
Vested	(0.294)	39.65
Forfeited and other	(0.037)	32.79
Outstanding at September 29, 2018	1.204	$36.29
As of September 29, 2018, there was $19.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of September 29, 2018 and December 31, 2017, all of which were exercisable as of September 29, 2018. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of September 29, 2018.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss as of September 29, 2018 and December 31, 2017, and in the changes thereof during the three and nine months then ended, was foreign currency translation adjustment.
Substantially all of accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016, and in the changes thereof during the three and nine months then ended, was foreign currency translation adjustment.
Common Stock in Treasury
During the nine months ended September 29, 2018 and September 30, 2017, “Common stock in treasury” was increased by $4.6 and $3.5, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in "Mezzanine equity" of our condensed consolidated balance sheets as of September 29, 2018 and December 31, 2017 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 13. Of the $20.9 of current exercise value of the put options outstanding as of September 29, 2018, options with a value of $11.5 became exercisable during our third quarter of 2018. If and when such options are exercised, we expect to settle the option value in cash.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(12)    INCOME TAXES
Impact of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction was effective for the Company as of January 1, 2018, which resulted in the Company revaluing its net U.S. federal deferred tax liability. The Company substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $17.8 in the fourth quarter of 2017, excluding the impact for rate change on earnings which were not considered indefinitely reinvested. This provisional estimate was revised during the three and nine months ended September 29, 2018 to a tax benefit of approximately $17.6. The accounting for the revaluation of the Company’s net U.S. federal deferred tax liabilities remains substantially complete as of September 29, 2018.
The Tax Act also provided for a mandatory one-time "deemed repatriation" of accumulated post-1986 foreign earnings which had not been previously taxed. The Company recorded a provisional estimate for this transition tax of $50.4 in the fourth quarter of 2017. As of September 29, 2018, the Company revised this estimate to $52.0 based on additional analysis of the provisions of the Tax Act and a change in certain elections available pursuant to the Tax Act, which resulted in the Company recording $1.6 of additional income tax expense during the nine months ended September 29, 2018. After the revisions to the provisional estimate, the Company expects to pay U.S. federal tax of approximately $12.2 on the deemed repatriation after utilization of tax loss carryforwards and foreign tax credits. The Company will pay this amount over a period of up to nine years as a result of fiscal year-ends of certain foreign subsidiaries ending after December 31, 2017. The accounting for the transition tax as required by the Tax Act remains provisional at September 29, 2018.
The Tax Act also contained provisions on the taxation of Global Intangible Low-Taxed Income (“GILTI”). The Company has not yet adopted an accounting policy related to the provision of deferred taxes related to GILTI. As such, the Company has not recorded any deferred taxes for GILTI but treated it as a period cost in computing the tax provision for the three and nine months ended September 29, 2018. The Company anticipates future issuance of U.S. Treasury department regulations and notices that will clarify significant issues dealing with the application and computation of taxes due under the GILTI provisions.
The Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax as described above. The transition tax substantially eliminated the basis difference that existed previously for purposes of Section 740 of the Codification. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. At September 29, 2018, the Company is still evaluating the full impact of the Tax Act on our assertion regarding the indefinite reinvestment of the earnings of our foreign corporations. The Company recorded benefits of $2.1 and $0.8 for the three and nine months ended September 29, 2018, reflecting a change in the expected liability upon the future repatriation of certain earnings.
Unrecognized Tax Benefits
As of September 29, 2018, we had gross unrecognized tax benefits of $5.3 (net unrecognized tax benefits of $1.9), of which $1.9, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 29, 2018, gross accrued interest totaled $0.3 (net accrued interest of $0.2), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.0 to $2.0. The previously unrecognized tax benefits relate to transfer pricing matters.
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by SPX Corporation (the "former Parent") or its subsidiaries that were not part of our spin-off from the former Parent effected on September 26, 2015 (the "Spin-Off"). As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets.
Other Tax Matters
During the three months ended September 29, 2018, we recorded an income tax provision of $9.2 on $41.7 of pre-tax income, resulting in an effective tax rate of 22.1%. This compares to an income tax provision for the three months ended September 30, 2017 of $9.6 on $22.6 of pre-tax income, resulting in an effective tax rate of 42.5%. The effective tax rate for the third quarter of 2018 was impacted by income tax benefits of (i) $1.1 resulting from the net impact of an election made related to the basis generated under the transition tax and the impact of that election on earnings not considered indefinitely reinvested and (ii) $1.0 resulting from a refinement of the transition tax calculation, which were partially offset by income tax charges of $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized. The effective tax rate for the third quarter of 2017 was impacted by $2.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During the nine months ended September 29, 2018, we recorded an income tax provision of $21.9 on $93.1 of pre-tax income, resulting in an effective tax rate of 23.5%. This compares to an income tax provision for the nine months ended September 30, 2017 of $12.2 on $28.1 of pre-tax income, resulting in an effective tax rate of 43.4%. The effective tax rate for the first nine months of 2018 was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which were partially offset by income tax charges of (i) $1.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized. The effective tax rate for the first nine months of 2017 was impacted by (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period, partially offset by (iii) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period.
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
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2019. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
As of September 29, 2018 and December 31, 2017, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.2 and $2.3 (gross assets) and $0.1 and $0.0 (gross liabilities), respectively. As of September 29, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
Until June 2017, we had an investment in an equity security that was accounted for under the fair value option, but not readily marketable, and therefore which was classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and the security’s value as of the end of the first quarter of 2017 reflected the sales price under this agreement. We received proceeds from the sale of the equity security during the second quarter of 2017. We held no equity securities required to be stated at fair value as of September 29, 2018 and December 31, 2017.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017, including net unrealized losses recorded to “Other income (expense), net.”

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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At September 29, 2018, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of September 29, 2018 and December 31, 2017 were as follows:

	September 29, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$205.0	$205.0	$270.0	$270.0
5.625% Senior notes(1)	300.0	301.5	300.0	315.0
5.875% Senior notes(1)	300.0	301.5	300.0	320.3
Other indebtedness	30.3	30.3	24.2	24.2

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

•
The fair values of amounts outstanding under our term loan approximated carrying value due primarily to the variable-rate nature and credit spread of this instruments, when compared to other similar instruments.

•	The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of September 29, 2018 and December 31, 2017 approximate fair value due to the short-term nature of those instruments.

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
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed herein and under the heading “Risk Factors” in our 2017 Annual Report on Form 10-K and in any other documents subsequently filed by us under the Exchange Act that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended September 29, 2018, revenues increased $39.2 (8.0%). The increase in revenues was due primarily to an increase in organic revenue and, to a lesser extent, an increase in revenue recognized during the third quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due to an increase in original equipment ("OE") and aftermarket sales across each of our segments.

For the nine months ended September 29, 2018, revenues increased $129.5 (9.1%). The increase in revenues was due primarily to an increase in (i) organic growth, (ii) the impact of our application of the new revenue recognition standard in 2018, and (iii) a weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue was due primarily to an increase in aftermarket revenues across each of our segments, shipments of pumps and valves into midstream oil applications, and mixers, pumps and dehydration equipment revenues in our Industrial segment, partially offset by a decline in Food and Beverage systems revenues.
Income before Income Taxes — Income before income taxes increased $19.1 (84.5%) and $65.0 (231.3%) in the three and nine months ended September 29, 2018, respectively. The improvement in pre-tax income for both periods was due primarily to (i) an increase in segment profitability, (ii) reduced special charges as our global realignment program concluded in the fourth quarter of 2017, and (iii) reduced interest expense due primarily to voluntary principal prepayments on our term loan facility of $100.0, $30.0 and $20.0, respectively, during the fourth quarter of 2017 and first and second quarters of 2018.
Cash Flows from Operations — For the nine months ended September 29, 2018, cash flows from operations decreased to $48.0 from $117.2 primarily as a result of (i) increases in working capital driven by the timing of project execution and associated milestone payments and (ii) increased payments for incentive compensation, partially offset by (iii) increased cash flows generated by the improved operating results of our segments during the period and (iv) reduced spending on restructuring actions.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated and combined financial statements included in our 2017 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 were March 31, June 30, and September 29, compared to the respective April 1, July 1, and September 30, 2017 dates. We had one less day in the first quarter of 2018 and will have one more day in the fourth quarter of 2018 than in the respective 2017 periods.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of (i) foreign currency fluctuations, as well as (ii) the impact of the new revenue recognition standard which we adopted on a modified retrospective basis effective January 1, 2018. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations under a consistent basis of revenue recognition methodology and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and nine months ended September 29, 2018 and September 30, 2017, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Revenues	$530.3	$491.1	8.0	$1,551.8	$1,422.3	9.1
Gross profit	163.1	159.1	2.5	491.5	451.2	8.9
% of revenues	30.8%	32.4%		31.7%	31.7%
Selling, general and administrative	102.8	114.9	(10.5)	337.1	343.2	(1.8)
% of revenues	19.4%	23.4%		21.7%	24.1%
Intangible amortization	4.3	4.4	(2.3)	13.0	13.3	(2.3)
Special charges	0.2	2.3	(91.3)	3.9	17.6	(77.8)
Other income (expense), net	(2.8)	0.6	*	(8.2)	(1.8)	355.6
Interest expense, net	(11.3)	(15.5)	(27.1)	(36.2)	(47.2)	(23.3)
Income before income taxes	41.7	22.6	84.5	93.1	28.1	231.3
Income tax provision	(9.2)	(9.6)	(4.2)	(21.9)	(12.2)	79.5
Net income	32.5	13.0	150.0	71.2	15.9	347.8
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	0.2	*	0.1	0.2	(50.0)
Net income attributable to SPX FLOW, Inc.	32.7	12.8	155.5	71.1	15.7	352.9

Components of consolidated revenue growth:
Organic growth			7.6			4.9
Foreign currency			(1.5)			2.1
Impact of new revenue recognition standard			1.9			2.1
Net revenue growth			8.0			9.1
*Not meaningful for comparison purposes
Revenues - For the three months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, an increase in revenue recognized during the third quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due to an increase in OE and aftermarket sales across each of our segments.
For the nine months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in (i) organic growth, (ii) the impact of our application of the new revenue recognition standard in 2018, and (iii) a weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue was due primarily to an increase in aftermarket revenues across each of our segments, shipment of pumps and valves into midstream oil applications, and mixers, pumps and dehydration equipment revenues in our Industrial segment, partially offset by a decline in Food and Beverage systems revenues.
See "Results of Reportable Segments" for additional details.
Gross Profit - The increase in gross profit for the three months ended September 29, 2018, compared to the respective 2017 period, was attributable primarily to the revenue increase noted above, as well as incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives. The effects of these items on margin for the three months ended September 29, 2018, compared to the respective 2017 period, were more than offset by the impacts of a lower margin revenue mix and increased costs on oil and gas related projects in our Power and Energy segment.
The increase in gross profit for the nine months ended September 29, 2018, compared to the respective 2017 period, was attributable primarily to the items noted above, partially offset by costs associated with the repair of a large mixer, which was damaged while in operation at a customer site. Based on the timing during 2017 of restructuring actions associated with the global realignment program, savings from such actions and other cost reduction initiatives associated with that program had a more significant impact on margin during the first and second quarters of 2018, compared to the respective 2017 periods, than in the third quarter of 2018, compared to its respective 2017 period.
See "Results of Reportable Segments" for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended September 29, 2018, the decrease in SG&A expense, compared to the respective 2017 period, was due primarily to a decrease in variable incentive compensation, based on the Company’s anticipated performance relative to certain incentive targets in 2018 as compared to 2017's anticipated performance relative to that year's targets.
For the nine months ended September 29, 2018, the decrease in SG&A expense, compared to the respective 2017 period, was due primarily to the decrease in variable incentive compensation noted above as well as incremental savings from restructuring actions in connection with the Company's global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives. These reductions in SG&A expense were partially offset by the effect of a weaker U.S. dollar during the period against various foreign currencies.
Intangible Amortization - For the nine months ended September 29, 2018, the decrease in intangible amortization, compared to the respective period in 2017, was due primarily to certain intangible assets having become fully amortized during the first quarter of 2017.
Special Charges - See Note 4 to our condensed consolidated financial statements for the details of actions taken during the three and nine months ended September 29, 2018 and September 30, 2017, respectively. For the three and nine months ended September 30, 2017, special charges related primarily to our global realignment program, which concluded in the fourth quarter of 2017, including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce and asset impairment and other related charges associated with management's decision to market for sale certain corporate assets.
Other Income (Expense), net - Other expense, net, for the three months ended September 29, 2018 was composed of foreign currency (“FX”) losses of $2.5 and non-service-related pension and postretirement costs of $0.3. See Note 7 to our condensed consolidated financial statements for additional details related to non-service-related pension and postretirement costs.
Other income, net, for the three months ended September 30, 2017 was composed of gains on asset sales of $1.4, partially offset by FX losses of $0.4, non-service-related pension and postretirement costs of $0.3, and other items of $0.1.
Other expense, net, for the nine months ended September 29, 2018 was composed of FX losses of $6.5, non-service-related pension and postretirement costs of $1.5 and losses on asset dispositions of $0.2. Of the $6.5 of FX losses, $5.3 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during the first nine months of 2018 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company.
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
Interest Expense, net - Interest expense, net, for the three and nine months ended September 29, 2018 and September 30, 2017, was composed primarily of interest expense related to our senior notes and senior credit facility and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and equivalents.

Interest expense, net, included interest expense of $13.2 and $16.7, and interest income of $1.9 and $1.2, respectively, during the three months ended September 29, 2018 and September 30, 2017 and interest expense of $41.3 and $50.7, and interest income of $5.1 and $3.5, respectively, during the nine months ended September 29, 2018 and September 30, 2017. The decrease in interest expense, net, during the three and nine months ended September 29, 2018, compared to the respective 2017 periods, was due primarily to a lower level of average outstanding borrowings under our term loan facility. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $100.0, $30.0 and $20.0, respectively, during the fourth quarter of 2017 and first and second quarters of 2018. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt.
Income Tax Provision - During the three months ended September 29, 2018, we recorded an income tax provision of $9.2 on $41.7 of pre-tax income, resulting in an effective tax rate of 22.1%. This compares to an income tax provision for the three months ended September 30, 2017 of $9.6 on $22.6 of pre-tax income, resulting in an effective tax rate of 42.5%. The effective tax rate for the third quarter of 2018 was impacted by income tax benefits of (i) $1.1 resulting from the net impact of an election made related to the basis generated under the transition tax and the impact of that election on earnings not considered indefinitely reinvested and (ii) $1.0 resulting from a refinement of the transition tax calculation, which were partially offset by income tax charges of $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized. The effective tax rate for the third quarter of 2017 was impacted by $2.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During the nine months ended September 29, 2018, we recorded an income tax provision of $21.9 on $93.1 of pre-tax income, resulting in an effective tax rate of 23.5%. This compares to an income tax provision for the nine months ended September 30, 2017 of $12.2 on $28.1 of pre-tax income, resulting in an effective tax rate of 43.4%. The effective tax rate for the first nine months of 2018 was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which were partially offset by income tax charges of (i) $1.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized. The effective tax rate for the first nine months of 2017 was impacted by (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) an income tax charge of $1.3 related to the vesting of certain restricted stock shares and restricted stock units during the period, partially offset by (iii) an income tax benefit of $3.4 resulting from changes to our unrecognized tax benefits due to expiration of the statute of limitations during the period.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended			As of and for the nine months ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Backlog	$343.3	$335.2	2.4	$343.3	$335.2	2.4
Orders	157.9	188.5	(16.2)	528.4	538.0	(1.8)

Revenues	194.8	176.4	10.4	548.9	518.8	5.8
Income	27.4	19.9	37.7	65.3	52.7	23.9
% of revenues	14.1%	11.3%		11.9%	10.2%
Components of revenue growth:
Organic growth (decline)			7.3			(0.1)
Foreign currency			(2.0)			2.4
Impact of new revenue recognition standard			5.1			3.5
Revenue growth			10.4			5.8
Revenues - For the three months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to increases in organic revenue and revenue recognized during the third quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to higher volumes of systems project, aftermarket and components sales.
For the nine months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in revenue recognized during the 2018 period as a result of our application of the new revenue recognition standard in 2018 and a weakening of the U.S. dollar during the period against various foreign currencies, partially offset by a modest decrease in organic revenue. The modest decrease in organic revenue was due primarily to a lower volume of systems project revenues, which was substantially offset by higher volumes of aftermarket and components sales.
Income - For the three months ended September 29, 2018, income and margin increased, compared to the respective 2017 period, primarily due to a decrease in variable incentive compensation, based on the Company’s anticipated performance relative to certain incentive targets in 2018 as compared to 2017's anticipated performance relative to that year's targets, and the revenue growth noted above.
For the nine months ended September 29, 2018, income and margin increased, compared to the respective 2017 period, primarily due to the items noted above, as well as savings from restructuring actions in connection with the Company’s global realignment program concluded in the fourth quarter of 2017, and other cost reduction initiatives.
Backlog - The segment had backlog of $343.3 and $335.2 as of September 29, 2018 and September 30, 2017, respectively. Of the $8.1 year-over-year increase in backlog, $13.5 was attributable to organic growth and was partially offset by a $5.4 decrease attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in components and aftermarket awards.

Power and Energy

	As of and for the three months ended			As of and for the nine months ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Backlog	$432.0	$411.2	5.1	$432.0	$411.2	5.1
Orders	146.3	140.3	4.3	460.7	453.5	1.6

Revenues	146.7	141.0	4.0	443.2	391.9	13.1
Income	11.0	12.8	(14.1)	37.7	21.3	77.0
% of revenues	7.5%	9.1%		8.5%	5.4%
Components of revenue growth:
Organic growth			7.0			9.2
Foreign currency			(0.8)			2.3
Impact of new revenue recognition standard			(2.2)			1.6
Revenue growth			4.0			13.1
Revenues - For the three months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue, partially offset by a reduction in revenue recognized during the third quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, and a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to an increased volume of OE pump shipments into North American midstream pipeline oil applications and modest aftermarket growth, partially offset by a decrease in OE valve shipments.
For the nine months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies and the impact of our application of the new revenue recognition standard in 2018. The increase in organic revenue reflects increased aftermarket sales, as well as sales of pumps and, to a lesser extent, valves used in midstream oil and nuclear power applications.
Income - For the three months ended September 29, 2018, income and margin decreased, compared to the respective 2017 period, primarily due to a lower margin revenue mix and increased costs on oil and gas related projects, which were partially offset by a decrease in variable incentive compensation and savings from restructuring actions and other cost reduction initiatives.
For the nine months ended September 29, 2018, income and margin increased, compared to the respective 2017 period, primarily due to the revenue growth noted above and savings from restructuring actions and other cost reduction initiatives. The favorable effect of these items was partially offset by the effects of the lower margin revenue mix and increased costs on oil and gas related projects, noted primarily during the three months ended September 29, 2018, compared to the respective 2017 period.
Backlog - The segment had backlog of $432.0 and $411.2 as of September 29, 2018 and September 30, 2017, respectively. Of the $20.8 year-over-year increase in backlog, $24.2 was attributable to organic growth and was partially offset by a $3.4 decrease attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in OE valve and pump orders for use in midstream oil applications in the North American region.

Industrial

	As of and for the three months ended			As of and for the nine months ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Backlog	$240.5	$214.8	12.0	$240.5	$214.8	12.0
Orders	195.8	183.6	6.6	595.2	559.7	6.3

Revenues	188.8	173.7	8.7	559.7	511.6	9.4
Income	26.8	22.0	21.8	74.8	63.9	17.1
% of revenues	14.2%	12.7%		13.4%	12.5%
Components of revenue growth:
Organic growth			8.6			6.8
Foreign currency			(1.9)			1.4
Impact of new revenue recognition standard			2.0			1.2
Revenue growth			8.7			9.4
Revenues - For the three months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, an increase in revenue recognized during the third quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to an increased volume of shipments of mixers, dehydration equipment and pumps.
For the nine months ended September 29, 2018, the increase in revenues, compared to the respective 2017 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies and an increase in revenue recognized during the third quarter of 2018 as a result of our application of the new revenue recognition standard adopted effective January 1, 2018. The increase in organic revenue was across a variety of Industrial segment product lines, including increased shipments of mixers, pumps and dehydration equipment.
Income - For the three months ended September 29, 2018, income and margin increased compared to the respective 2017 period, due primarily to income from the organic revenue growth noted above and, to a lesser extent, a reduction of variable incentive compensation.
For the nine months ended September 29, 2018, income and margin increased compared to the respective 2017 period, due to income from the organic revenue growth noted above, savings from restructuring actions and other cost reduction initiatives, and a decrease in variable incentive compensation. The effects of these improvements in income and margin were partially offset by costs associated with the repair of a large mixer during the first quarter of 2018, which was damaged while in operation at a customer site.
Backlog - The segment had backlog of $240.5 and $214.8 as of September 29, 2018 and September 30, 2017, respectively. Of the $25.7 year-over-year increase in backlog, $31.9 was attributable to organic growth and was partially offset by a $6.2 decrease attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in backlog of mixers, pumps and hydraulic tools and, to a lesser extent, in dehydration equipment.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Nine months ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change
Total consolidated revenues	$530.3	$491.1	8.0	$1,551.8	$1,422.3	9.1
Corporate expense	8.8	14.5	(39.3)	35.2	42.1	(16.4)
% of revenues	1.7%	3.0%		2.3%	3.0%
Pension and postretirement service costs	0.4	0.4	—	1.2	1.1	9.1

Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three months ended September 29, 2018, compared to the respective 2017 period, was due primarily to (i) a decrease in variable incentive compensation, and, to a lesser extent, (ii) an increase in the number of retirement eligible executives whose awards became fully vested and were fully recognized as compensation expense during the first quarter of 2018 based on early retirement provisions, rather than ratably during 2017 over the related service periods up to retirement eligibility.
The decrease in corporate expense for the nine months ended September 29, 2018, compared to the respective 2017 period, was due primarily to (i) a decrease in variable incentive compensation, and, to a lesser extent, (ii) savings from restructuring actions undertaken in connection with our global restructuring program during 2017.
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
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the nine months ended September 29, 2018 and September 30, 2017.
Cash Flow

	Nine months ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities	$48.0	$117.2
Cash flows from (used in) investing activities	(17.3)	23.7
Cash flows used in financing activities	(66.3)	(112.4)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(6.6)	37.5
Net change in cash, cash equivalents and restricted cash	$(42.2)	$66.0
Operating Activities - During the nine months ended September 29, 2018, the decrease in cash flows from operating activities, compared to the same period in 2017, was primarily attributable to (i) increases in working capital driven by the timing of project execution and associated milestone payments and (ii) increased payments for incentive compensation, partially offset by (iii) increased cash flows generated by the improved operating results of our segments during the period and (iv) reduced spending on restructuring actions.
Investing Activities - During the nine months ended September 29, 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. During the nine months ended September 30, 2017, cash flows from investing activities were comprised of proceeds from asset sales and other of $37.4, partially offset by capital expenditures of $13.7 associated generally with the upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $37.4 during the first nine months of 2017 related primarily to the sale of certain corporate assets, certain facilities in the EMEA and Asia Pacific regions, and our former investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details regarding our former investment in the equity security.
Financing Activities - During the nine months ended September 29, 2018, cash flows used in financing activities related primarily to repayments under our term loan facility of $65.0, including voluntary prepayments of $50.0. During the nine months ended September 30, 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $83.0 and of our trade receivables financing arrangement of $21.2.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $6.6 in the nine months ended September 29, 2018, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash primarily as a result of the strengthening of the U.S. dollar against the Angolan Kwanza and, to a lesser extent, the modest strengthening of the U.S. dollar against certain other foreign currencies during the period.
The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $37.5 in the nine months ended September 30, 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.
Borrowings and Availability
Borrowings —Debt at September 29, 2018 and December 31, 2017 was comprised of the following:

	September 29, 2018	December 31, 2017
Term loan(1)	$205.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	41.5	35.8
Less: deferred financing fees(3)	(8.7)	(10.2)
Total debt	837.8	895.6
Less: short-term debt	29.8	24.2
Less: current maturities of long-term debt	20.5	20.5
Total long-term debt	$787.5	$850.9

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

(2)
Primarily includes capital lease obligations of $11.2 and $11.6 and balances under a purchase card program of $26.3 and $21.9 as of September 29, 2018 and December 31, 2017, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Availability — At September 29, 2018, we had $443.0 of borrowing capacity under our revolving credit facilities after giving effect to $7.0 reserved for outstanding letters of credit, and $32.4 of available borrowing capacity under our trade receivables financing arrangement. In addition, at September 29, 2018, we had $356.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $143.7 reserved for outstanding bank guarantees and standby letters of credit.
At September 29, 2018, in addition to the revolving lines of credit described above, we had approximately $7.2 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of September 29, 2018.
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
At September 29, 2018, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
As of September 29, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $53.5 and $44.6 outstanding as of September 29, 2018 and December 31, 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $15.5 and $16.9 at September 29, 2018 and December 31, 2017, respectively, with scheduled maturities of $15.4 and $0.1 within one and two years, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of September 29, 2018 and December 31, 2017, respectively. The net losses recorded in "Other income (expense), net" related to FX losses totaled $2.5 and $0.4 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $6.5 and $3.8 for the nine months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $2.1 (asset) and $2.3 (asset) at September 29, 2018 and December 31, 2017, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at September 29, 2018 for similar debt, was $838.3, compared to our carrying value of $835.3.
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
Other Matters
Contractual Obligations - As noted above, in January and May 2018, we made voluntary principal prepayments in the amounts of $30.0 and $20.0, respectively, under the term loan facility, funded by cash on hand. As of September 29, 2018, with the exception of these voluntary term loan prepayments, there were no material changes in our contractual obligations from those disclosed in our 2017 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $2.1 as of September 29, 2018. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $1.0 to $2.0.
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
Refer to Note 11 for discussion regarding amounts reported in "Mezzanine equity" on the condensed consolidated balance sheets as of September 29, 2018 and December 31, 2017. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
The following table provides information, as of September 29, 2018, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$20.0	$185.0	$—	$—	$—	$—	$205.0	$205.0
Average interest rate							3.992%
5.625% senior notes	—	—	—	—	—	300.0	300.0	301.5
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	301.5
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $53.5 outstanding as of September 29, 2018, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $15.5 at September 29, 2018, with scheduled maturities of $15.4 and $0.1 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.2 (gross assets) and $0.1 (gross liabilities) as of September 29, 2018.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of September 29, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2018.
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and the Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rules 13a-15 and 15d‑15, no changes during the quarter ended September 29, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the repurchases of common stock during the three months ended September 29, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
7/1/18 - 7/31/18	—	$—	—
8/1/18 - 8/31/18	3,046	47.75	—
9/1/18 - 9/29/18	266	53.33	—
Total	3,312		—

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

SPX FLOW, Inc.
(Registrant)

Date: October 30, 2018	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: October 30, 2018	By	/s/ Jeremy W. Smeltser
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Item No.	Description
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended September 29, 2018, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 29, 2018 and September 30, 2017; (ii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 29, 2018 and September 30, 2017; (iii) Condensed Consolidated Balance Sheets as of September 29, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Equity for the nine months ended September 29, 2018 and September 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2018 and September 30, 2017; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________