Form 10-K
period 2018-12-31
SPX FLOW, Inc.
filed 2019-02-05
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒    No ☐
        Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Common shares outstanding as of February 1, 2019 were 42,548,397.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting to be held on May 8, 2019 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
BUSINESS
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value solutions at the heart of growing and sustaining our diverse communities. The Company's product offering is concentrated in rotating, actuating and hydraulic technologies, as well as automated process systems, into food and beverage, industrial and power and energy markets. In 2018, SPX FLOW had approximately $2.1 billion in annual revenues with operations in more than 30 countries and sales in more than 150 countries, with approximately 40%, 35%, and 25% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
We serve the food and beverage, power and energy and industrial markets. Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, oil and gas, power generation (including nuclear and conventional), chemical processing, compressed air and mining. From an end market perspective, in 2018, approximately 36% of our revenues were from sales into the food and beverage end markets, approximately 28% were from sales into the power and energy end markets, and approximately 36% were from sales into the industrial end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.
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
We have aligned our segment teams to focus primarily on developing intimate customer relationships and expanding our relevance to customers within each end market.  The key areas our end market teams are emphasizing include (i) product management, (ii) channel development, (iii) localization and (iv) project execution and delivery. We made substantial progress in these areas during 2017 and 2018. Our ultimate goal was to create a more customer-centric, service-oriented organization and deliver greater value to our customers, investors and employees.
REPORTABLE SEGMENTS
Our business is organized into three reportable segments — Food and Beverage, Power and Energy, and Industrial. The following summary describes the products and services offered by each of our reportable segments:
Food and Beverage:  Our Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, turn-key solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include mixing, drying, evaporation and separation systems and components, heat exchangers, and reciprocating and centrifugal pump technologies. We also design and construct turn-key systems that integrate many of these products for our customers. Our core brands include Anhydro, APV, Bran+Luebbe, Gerstenberg Schroeder, LIGHTNIN, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A. and various regional companies.
Power and Energy: Our Power and Energy reportable segment primarily serves customers in the oil and gas industry and, to a lesser extent, the nuclear and other conventional power industries. A large portion of the segment's revenues are concentrated in oil extraction, production and transportation at existing wells, and in pipeline applications. The underlying driver of this segment includes demand for power and energy. Key products for the segment include pumps, valves and the related accessories, while the core brands include APV, Bran+Luebbe, ClydeUnion Pumps, Copes-Vulcan, Dollinger Filtration, LIGHTNIN, M&J Valve, Plenty and Vokes. The segment's primary competitors are Cameron, Ebara Fluid Handling, Flowserve Corporation, ITT Goulds Pumps, KSB AG and Sulzer Ltd.
Industrial: Our Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Core brands include Airpel, APV, Bolting Systems, Delair, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Actuant, Enerpac, IDEX Viking Pump, KSB AG, Parker Domnick Hunter and various regional companies.
Acquisitions
We have not acquired any businesses since SPX FLOW was spun off as an independent, publicly traded company from SPX Corporation in September 2015. As part of our long-term strategy, we plan to evaluate potential acquisitions that (a) are complementary to our existing products and services, (b) increase our relevance to customers and our capabilities to serve them, (c) expand our global capabilities and accelerate our localization strategy and (d) expand our end market reach.
Research and Development
We are actively engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.
Intellectual Property
We own approximately 156 domestic and 299 foreign patents, including 31 patents that were issued in 2018, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors—Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.”
Raw Materials
We purchase a wide variety of raw materials, including steel, titanium, nickel and petroleum-based products. Where appropriate, we may enter into long-term supply arrangements or fixed-cost contracts to lower the overall cost of raw materials. In addition, due to our diverse product and service offering, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. However, we are not dependent on any one supplier or a limited number of suppliers. Lastly, we continue to centralize certain aspects of supply chain management in an effort to ensure adequate materials are available for production at low cost. For more information, please refer to “Risk Factors—The price and availability of raw materials may adversely affect our business.”
Competition
The markets we serve are highly competitive and fragmented. Our competitors are diverse, ranging from large multi-nationals to regional and local companies. Our principal global competitors include Alfa Laval AB, Flowserve Corporation, GEA Group AG, IDEX Corporation, ITT Goulds Pumps, Sulzer Ltd. and Tetra Pak International S.A. We do not have any one competitor with all the same product offerings, nor do we have any one competitor which serves all the same end markets.
Our ability to compete effectively depends on a variety of factors including breadth of product offering, product quality, engineering strength, brand reputation, lead times, global capabilities, service capabilities, and cost. As many of our products are sold through distributors and independent representatives, our success also depends on building and partnering with a strong channel network.
Backlog
Information with respect to the backlog of each of the Company's segments at December 31, 2018 is presented in “MD&A—Results of Reportable Segments.”
Environmental Matters
See “MD&A — Critical Accounting Policies and Use of Estimates — Contingent Liabilities,” “Risk Factors—We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters” and Note 13 to our consolidated financial statements for information regarding environmental matters.
Employment
As of December 31, 2018, we had approximately 7,000 employees. Less than 1% of our U.S. employees are covered under collective bargaining agreements, while certain of our non-U.S. employee groups are covered by various collective labor arrangements. While we generally have experienced satisfactory labor relations, we are subject to potential union campaigns, work stoppages, union negotiations and other potential labor disputes.
Executive Officers
See Part III, Item 10 of this report for information about our executive officers.
Other Matters
No customer or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our consolidated revenues for any of the years ended December 31, 2018, 2017 and 2016.
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
Our website address is www.spxflow.com. Information on our website is not incorporated by reference herein. We file reports with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and certain amendments to these reports. Copies of these reports are available free of charge on our website as soon as reasonably practicable after we file the reports with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
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
In 2018, approximately 66% of our revenues were generated outside the United States, and approximately 27% of our revenues were generated from sales into emerging markets. We manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:

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

•
Government embargoes or foreign trade restrictions such as anti-dumping duties, as well as the imposition of trade sanctions by the United States or the European Union against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business;

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
Our global operations could be negatively impacted by the economic and political instability caused by the United Kingdom (“U.K.”) vote to leave the European Union (“E.U.”).
The U.K. held a referendum on June 23, 2016 on its membership in the E.U. A majority of U.K. voters voted to exit the E.U.(“Brexit”), and negotiations have commenced to determine the future terms of the U.K.’s relationship with the E.U. The U.K. has formally initiated the withdrawal process and is scheduled to exit the E.U. on March 29, 2019, a date that can be extended by vote of the member nations. Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the terms of exit will be, they may impair the ability of our operations in the E.U. to transact business in the future in the U.K., and similarly the ability of our U.K. operations to transact business in the future in the E.U. Specifically, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the U.K. and the E.U., which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows.
Many of the markets in which we operate are cyclical or are subject to industry events, and our results have been and could be affected as a result.
Many of the markets in which we operate are subject to general economic cycles or industry events. We have significant exposure to companies operating in or selling to oil and gas markets. Declines in the price of oil have depressed demand in these markets, and continued low oil prices may continue or exacerbate the decline in this market. Other of our markets, including food and beverage, chemical, mining, and petrochemical, particularly chemical companies and general industrial companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See “MD&A—Results of Reportable Segments.”
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

Our ordinary course and future restructuring activities could result in additional costs and operational difficulties which may affect our business.
We face risks relating to our efforts to reduce global costs, including those that are designed to reduce headcount and consolidate our manufacturing footprint. Consequently, charges to earnings as a result of these activities can vary significantly from period to period and, as a result, we may experience fluctuations in our reported cash flows, results of operations or earnings per share due to the timing of any restructuring actions. We risk the loss of valuable employees, operational difficulties, product quality, higher than expected restructuring costs, and difficulties arising from negotiations with work councils and other labor groups. We also risk disruption to our customer relationships if we are unable to meet our commitments to them. Further, these actions may take longer than anticipated, prove more costly than expected and distract management from other activities. Finally, we may not fully realize the expected benefits of these activities.
The price and availability of raw materials may adversely affect our business.
We are exposed to a variety of risks relating to the price and availability of raw materials. In recent years, we have faced volatility in the prices of many of our key raw materials, including petroleum-based products, steel and copper. Increases in the prices of raw materials, including as the result of the imposition or increase of tariffs, or shortages or allocations of materials may have a material adverse effect on our financial position, results of operations or cash flows, as we may not be able to pass cost increases on to our customers, or our sales may be reduced. We are subject to long-term supplier contracts that may increase our exposure to pricing fluctuations.
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
We are increasingly dependent on information technology (“IT”) networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers, and we rely on the systems and services of a variety of vendors to meet our data processing and communication needs. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information, other confidential business information or other information subject to data privacy laws. If we are unable to prevent, detect or adequately respond to such breaches, our operations could be disrupted, our competitiveness could be adversely affected or we may suffer financial damage or loss because of lost or misappropriated information or regulatory penalties. Such incidents also could require significant management attention and resources and result in increased costs. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal information in the U.S. and elsewhere.  For example, the E.U. adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018.  The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored.  Compliance with proposed and recently enacted laws, including GDPR, can be costly and any failure to comply with these regulatory standards could subject us to legal, financial and reputational risks.

Currency conversion risk could have a material impact on our reported results of business operations.
Our non-U.S. operating results are translated into U.S. dollars for reporting purposes. The strengthening or weakening of the U.S. dollar against other currencies in which we conduct business could result in unfavorable translation effects as the results of transactions in foreign countries are translated into U.S. dollars. Increased strength of the U.S. dollar will increase the effective price of our products sold in U.S. dollars into other countries, which may have a material adverse effect on sales or require us to lower our prices, and also decrease our reported revenues or margins related to sales conducted in foreign currencies to the extent we are unable or determine not to increase local currency prices. Likewise, decreased strength of the U.S. dollar could have a material adverse effect stemming from the cost of materials and products purchased overseas.
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
As a global manufacturing company, we are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our future effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations. Additionally, our effective tax rate could be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured. An effective income tax rate significantly higher than our expectations could have an adverse effect on our business, results of operations and liquidity.
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
Substantially all our revenues are recorded and earned under fixed-price arrangements. A portion of our revenues and earnings is generated through long-term contracts. We recognize revenues for the majority of these long-term contracts over time (2018) or using the percentage-of-completion method of accounting (2017 and 2016) whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. During 2018, 2017 and 2016, approximately 24.2%, 13.7% and 17.0%, respectively, of our total revenues were recognized over time (2018) or under the percentage-of-completion method (2017 and 2016).
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

We devote significant time and expense to defend against the various claims, complaints and proceedings brought against us, and we cannot assure you that the expenses or distractions from operating our businesses arising from these defenses will not increase materially, or that any of our current or future claims or other matters will not have a material adverse effect on our financial position, results of operations or cash flows.
See “MD&A—Critical Accounting Policies and Use of Estimates-Contingent Liabilities” and Note 13 to our consolidated financial statements for further discussion.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2018, we had goodwill and other intangible assets, net, of $1,056.6. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our reporting units and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We are subject to potential labor disputes and extreme weather conditions, which may adversely impact our operations and cause us to incur incremental costs.
We have various collective labor arrangements covering certain U.S. and non-U.S. employee groups. We are subject to potential work stoppages and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers. In addition, extreme weather conditions in the areas in which our manufacturing facilities, service centers, distribution centers, suppliers and/or customers are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as the hurricanes that damaged our U.S. facilities in 2017 and 2018, whether occurring in the U.S. or elsewhere, and the related consequences such as energy shortages and public health issues, could disrupt our operations, the operations of our suppliers and customers or result in economic instability.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2018, we had the ability to issue up to an additional 0.9 shares as restricted stock shares, restricted stock units, or stock options under our SPX FLOW Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares through other mechanisms. Additional shares granted and/or issued would have a dilutive effect on our earnings per share.
Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our shareholders consider favorable.
Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a classified board of directors; a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or Board; advance notice requirements for shareholder proposals and nominations; the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion; and limitations on shareholders' ability to remove directors for so long as the board of directors remains classified. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested shareholder” (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.
Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2018, we had $769.3 in total indebtedness. On that same date, we had $442.9 of borrowing capacity under our revolving credit facilities, after giving effect to $7.1 reserved for outstanding letters of credit, and $33.6 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at December 31, 2018, we had $376.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $123.5 reserved for outstanding bank guarantees and standby letters of credit. At December 31, 2018, our cash and equivalents balance was $213.3. See “MD&A—Liquidity and Financial Condition - Borrowings and Availability” and Note 10 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:

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
Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the “MD&A—Liquidity and Financial Condition - Borrowings and Availability” and Note 10 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
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
Risks Related to our spin-off from SPX Corporation in 2015
The Company was wholly-owned by SPX Corporation (the “former Parent”) until September 26, 2015, at which time the former Parent distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the “Spin-Off”).
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
The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the “DGCL”), a corporation may only pay dividends to its shareholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The following is a summary of our principal properties, including manufacturing, engineering, and sales offices as of December 31, 2018:

			Approximate Square Footage
	Location	No. of Facilities	Owned	Leased
			(in millions)
Food and Beverage	2 U.S. states and 15 foreign countries	24	0.4	1.4
Power and Energy	6 U.S. states and 11 foreign countries	27	2.4	0.8
Industrial	7 U.S. states and 15 foreign countries	36	1.1	0.5
Total		87	3.9	2.7
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
The following table lists the locations of our primary manufacturing facilities as of December 31, 2018:

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
See “Risk Factors—We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters,” “MD&A — Critical Accounting Policies and Estimates — Contingent Liabilities,” and Note 13 to our consolidated financial statements for further discussion of legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FLOW.”
The number of shareholders of record of our common stock as of February 1, 2019 was 3,122.
Any dividends in future periods, including declaration, record and payment dates, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, ongoing capital needs, financial condition and other factors that the Board of Directors may deem relevant, as well as our ability to declare and pay dividends.
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended December 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
9/30/18 - 10/31/18	—	$—	—	—
11/1/18 - 11/30/18	143	37.00	—	—
12/1/18 - 12/31/18	11,379	32.74	—	—
Total	11,522		—	—
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

	SPX FLOW	S&P 500	S&P 1500 Industrials
9/26/2015	$100.00	$100.00	$100.00
12/31/2015	$82.10	$109.20	$109.60
4/2/2016	$70.88	$109.80	$112.92
7/2/2016	$70.79	$110.99	$114.10
10/1/2016	$90.03	$114.85	$119.48
12/31/2016	$94.29	$118.97	$128.34
4/1/2017	$102.09	$125.56	$133.10
7/1/2017	$108.47	$128.78	$138.31
9/30/2017	$113.41	$133.88	$144.02
12/31/2017	$139.85	$142.08	$152.41
3/31/2018	$144.68	$140.34	$149.36
6/30/2018	$128.74	$144.46	$145.01
9/29/2018	$152.94	$154.85	$158.41
12/31/2018	$89.47	$133.22	$129.61

ITEM 6. Selected Financial Data
The following table presents our selected historical consolidated and combined financial data as of and for each of the years in the five-year period ended December 31, 2018. Our historical consolidated and combined financial statements, prior to the Spin-Off, included certain expenses of our former Parent that were charged to us for certain corporate centralized functions and programs, including information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. In addition, for purposes of preparing the consolidated and combined financial statements prior to the Spin-Off, a portion of our former Parent’s total corporate costs were allocated to such financial statements, with the allocations related primarily to (i) the support provided by our former Parent's executive management, finance and accounting, legal, risk management, and human resource functions and (ii) costs associated with our former Parent's Charlotte, NC corporate headquarters and its Asia Pacific corporate center in Shanghai, China. Our historical consolidated and combined financial statements, prior to the Spin-Off, also do not reflect the allocation of certain assets and liabilities between our former Parent and us. Consequently, the financial information included here may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the historical periods presented.
The selected historical consolidated and combined financial data presented below should be read in conjunction with our audited combined financial statements included in our registration statement on Form 10 (as filed by SPX FLOW with the SEC and declared effective on September 11, 2015), as well as our audited consolidated financial statements and accompanying notes and “MD&A” included elsewhere in this Annual Report on Form 10-K.
(in millions, except per share amounts)

	As of and for the year ended December 31,
Summary of operations:	2018	2017	2016	2015	2014
Revenues	$2,090.1	$1,951.5	$1,996.0	$2,388.5	$2,769.6
Operating income (loss)(1)(2)	168.4	119.1	(382.6)	154.4	285.4
Other income (expense), net(3)	(5.5)	1.3	(3.4)	0.9	(28.6)
Interest expense, net(4)	(47.1)	(62.5)	(57.1)	(18.1)	(23.4)
Loss on early extinguishment of debt(5)	—	—	(38.9)	—	—
Income (loss) before income taxes	115.8	57.9	(482.0)	137.2	233.4
Income tax benefit (provision)(6)	(71.1)	(11.1)	101.0	(49.8)	(97.5)
Net income (loss)	44.7	46.8	(381.0)	87.4	135.9
Less: Net income (loss) attributable to noncontrolling interests	0.7	0.4	0.8	(0.1)	1.4
Net income (loss) attributable to SPX FLOW, Inc.	$44.0	$46.4	$(381.8)	$87.5	$134.5
Basic income (loss) per share of common stock	$1.04	$1.11	$(9.23)	$2.14	$3.30
Diluted income (loss) per share of common stock	$1.03	$1.10	$(9.23)	$2.14	$3.29
Other financial data:
Total assets(7)	$2,551.8	$2,689.0	$2,603.2	$3,304.2	$4,028.1
Total debt(8)	769.3	895.6	1,108.8	1,032.1	1,021.1
Other long-term obligations	195.8	188.8	187.7	275.4	342.8
Mezzanine equity(9)	21.5	22.2	20.1	—	—
SPX FLOW, Inc. shareholders' equity(9)	952.8	942.1	740.6	1,259.1	1,925.4
Noncontrolling interests(9)	10.3	9.7	1.5	11.5	13.4
Capital expenditures	25.5	19.4	44.0	57.0	40.7
Depreciation and amortization	58.7	61.2	64.7	61.9	65.8

(1)
During 2017, we recognized restructuring and other related charges totaling $14.4 related to our global realignment program, which included, amongst other costs, charges associated with (i) the consolidation and relocation of various manufacturing operations primarily within the EMEA region into an existing facility in Poland, (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, operational and administrative functions across all segments and regions and (iii) severance and other costs associated with the relocation of certain engineering functions, principally in our Food and Beverage and Industrial segments, to lower-cost countries.

During 2016, we recognized restructuring and other related charges totaling $60.1 related to our global realignment program, which included (i) charges of $16.5 associated with the continued consolidation and relocation of manufacturing facilities in Germany and Denmark to an existing facility in Poland, (ii) various other global restructuring initiatives across our business and corporate support functions, and, to a lesser extent, (iii) a reorganization of the Company's segment management structures.

During 2015, we recognized restructuring and other related charges totaling $23.0 related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland.

(2)
During 2018, we recorded asset impairment charges of $8.3, $4.5 and $1.4 related to the technology assets, tangible long-lived assets and trademarks, respectively, of a business within our Food and Beverage reportable segment.

During 2016, we recorded asset impairment charges of $252.8, $115.9, $37.1 and $30.9 related to goodwill, customer relationships, trademarks and certain technology assets, respectively, of certain businesses within our Power and Energy reportable segment, $17.8 incurred primarily in connection with the decision to market certain corporate assets for sale and $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment.
During 2015, we recorded asset impairment charges of $15.0 and $0.6 related to the trademarks of certain businesses within our Power and Energy and Food and Beverage reportable segments, respectively, and $7.1 related to certain technology assets of a business within our Food and Beverage reportable segment.
During 2014, we recorded asset impairment charges of $7.3 and $4.4 related to the trademarks of certain businesses within our Power and Energy and Industrial reportable segments, respectively.
See Note 7 to our consolidated financial statements for further discussion of asset impairment charges.

(3)
During 2018, 2017, 2016, 2015 and 2014, we recognized expense (benefit) related to changes in the fair value of plan assets, actuarial gains/losses, and settlement/curtailment gains/losses of $(2.4), $(2.0), $0.5, $6.3 and $25.8, respectively, associated with our and our former Parent's pension and postretirement benefit plans. See Note 8 to our consolidated financial statements for further discussion of employee benefit plans sponsored by us and sponsored by our former Parent. During 2017, we also recognized a benefit of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of our foreign defined benefit pension obligations.

(4)
During 2015 and 2014, we recognized interest expense, net, of $2.2 and $25.8 on related party notes receivable and payable in which our former Parent, or its affiliates that were not part of the Spin-Off, were the counterparties.

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

(6)
During 2018, the income tax provision was impacted by income tax charges of (i) $22.2 for adjustments to the deemed repatriation tax and related elections and (ii) $9.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.

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

(7)	Included in total assets as of December 31, 2014 are related party notes receivable of $707.1.

(8)	During 2018 and 2017, we made voluntary principal prepayments in the amounts of $110.0 and $100.0, respectively, under our term loan facility.
Included in total debt as of December 31, 2018, 2017, 2016, and 2015 are deferred financing fees of $8.0, $10.2, $12.8, and $5.2, respectively, incurred in connection with our senior notes and term loan. Included in total debt as of December 31, 2014 are related party notes payable of $1,003.1.

(9)
Mezzanine equity as of December 31, 2018, 2017 and 2016 represents the current exercise value of certain put options that independent noncontrolling shareholders in certain foreign subsidiaries of the Company have under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX Flow, Inc.) upon the satisfaction of certain conditions, including the passage of time. Of the $21.5 of current exercise value of the put options outstanding as of December 31, 2018, options with a value of $12.1 became exercisable during 2018. The mezzanine balance at December 31, 2018 reflects a reclassification from the paid-in-capital balance of $0.7 during 2018, partially offset by a decrease during 2018 from foreign currency translation of $1.4. The mezzanine balance at December 31, 2017 reflects a reclassification from the paid-in-capital and to the noncontrolling interests balances of $7.8 and $(8.2), respectively, during 2017, as well as an increase during 2017 from foreign currency translation of $2.5. The mezzanine equity balance at December 31, 2016 reflects a reclassification from the noncontrolling interests and accumulated other comprehensive loss balances of $6.9 and $13.2, respectively, during 2016.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All currency and share amounts are in millions, unless otherwise noted)
The following should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes and “Our Business.” The following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors including, but not limited to, those discussed under the heading “Risk Factors.”
Our audited consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report on Form 10-K, however, may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during the historical periods presented, or what our financial condition, results of operations and cash flows may be in the future.
EXECUTIVE OVERVIEW
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments. In 2018, SPX FLOW had approximately $2.1 billion in annual revenues with operations in more than 30 countries and sales in more than 150 countries, with approximately 40%, 35%, and 25% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
Summary of Operating Results
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues

•
In 2018, increased 7.1% to $2,090.1, primarily as a result of an increase in aftermarket revenues across each of our segments as well as shipments of mixers, dehydration equipment, pumps and hydraulic tools in our Industrial segment, and pumps into midstream oil applications in our Power and Energy segment. Of the 7.1% increase in revenues, 1.4% was attributable to the application of the new revenue recognition standard in 2018.

•
In 2017, decreased 2.2% to $1,951.5, primarily as a result of reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the beginning of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively.

Income (Loss) before Income Taxes

•
In 2018, increased from $57.9 to $115.8. Among other items, the improvement in pre-tax income was due to an increase in segment profitability and reduced interest expense due primarily to voluntary principal prepayments on our term loan facility of $100.0 in the fourth quarter of 2017 and $110.0 during 2018.

•
In 2017, increased from $(482.0) to $57.9. The pre-tax loss in the 2016 period included charges of (i) $442.2 related to the impairment of goodwill and intangible assets primarily of our Power and Energy reportable segment and (ii) $38.9 related to the early extinguishment of debt as a result of our redemption and refinancing in August 2016 of previously outstanding 6.875% senior notes that were due in August 2017. The increase in pre-tax income compared to 2016 primarily resulted from there being no similar charges in the 2017 period as well as a reduction in restructuring and other related charges related to our global realignment program during 2017.

Cash Flows from (used in) Operations

•
In 2018, decreased to $105.6 (from $205.0 in 2017), primarily as a result of (i) increases in working capital driven by the timing of project execution and associated milestone payments and (ii) increased payments for incentive compensation, partially offset by (iii) increased cash flows generated by the improved operating results of our segments during the period and (iv) reduced spending on restructuring actions.

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
Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors. See “Our Business” for a discussion of our competitors.
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

Years Ended December 31, 2018, 2017 and 2016
The following table provides selected financial information for the years ended December 31, 2018, 2017 and 2016, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Year ended December 31,
	2018	2017	2016	2018 vs. 2017%	2017 vs. 2016%
Revenues	$2,090.1	$1,951.5	$1,996.0	7.1	(2.2)
Gross profit	656.4	616.4	624.6	6.5	(1.3)
% of revenues	31.4%	31.6%	31.3%
Selling, general and administrative	447.9	460.4	465.2	(2.7)	(1.0)
% of revenues	21.4%	23.6%	23.3%
Intangible amortization	17.1	17.6	20.0	(2.8)	(12.0)
Asset impairment charges	14.6	4.9	461.9	*	*
Restructuring and other related charges	8.4	14.4	60.1	(41.7)	(76.0)
Other income (expense), net	(5.5)	1.3	(3.4)	*	(138.2)
Interest expense, net	(47.1)	(62.5)	(57.1)	(24.6)	9.5
Loss on early extinguishment of debt	—	—	(38.9)	*	*
Income (loss) before income taxes	115.8	57.9	(482.0)	100.0	(112.0)
Income tax benefit (provision)	(71.1)	(11.1)	101.0	*	(111.0)
Net income (loss)	44.7	46.8	(381.0)	(4.5)	(112.3)
Less: Net income attributable to noncontrolling interests	0.7	0.4	0.8	75.0	(50.0)
Net income (loss) attributable to SPX FLOW, Inc.	$44.0	$46.4	$(381.8)	(5.2)	(112.2)
Components of consolidated revenue growth (decline):
Organic growth (decline)				5.0	(3.0)
Foreign currency				0.7	0.8
Impact of new revenue recognition standard				1.4	—
Net revenue growth (decline)				7.1	(2.2)

* Not meaningful for comparison purposes.
Revenues - For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in (i) organic growth, (ii) the impact of our application of the new revenue recognition standard in 2018, and (iii) a weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue was due primarily to an increase in aftermarket revenues across each of our segments, as well as shipments of mixers, dehydration equipment, pumps and hydraulic tools in our Industrial segment, and pumps into midstream oil applications in our Power and Energy segment.
For 2017, the decrease in revenues, compared to 2016, was due primarily to a decrease in organic revenue, partially offset by a weakening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to reduced customer capital investments, particularly in oil and dairy related markets, and reflects the lower levels of backlog of each of our segments as of the beginning of 2017 when compared to the beginning of 2016, which were $784.1 and $905.0 on a consolidated basis, respectively. See “Results of Reportable Segments” for additional details.
Gross Profit - The increase in gross profit for 2018, compared to 2017, was attributable primarily to the revenue increase noted above, as well as incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives. The effects of these items on margin for 2018, compared to 2017, were more than offset by increased costs on oil and gas related projects in our Power and Energy segment, and increased operating costs as well as the costs associated with the repair of a larger mixer, which was damaged while in operation at a customer site, in our Industrial segment.
The decrease in gross profit for 2017, compared to 2016, was attributable primarily to the revenue decline noted above. The increase in gross margin for 2017, compared to 2016, was due primarily to savings from restructuring actions and other cost reduction initiatives and improved productivity in our Poland facility, partially offset by an increase in incentive compensation based on the Company’s performance relative to certain incentive targets in 2017 as compared to 2016. See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For 2018, the decrease in SG&A expense, compared to 2017, was due primarily to a decrease in variable incentive compensation, based on the Company’s performance relative to certain incentive targets in 2018 as compared to 2017's performance relative to that year's targets as well as incremental savings from restructuring actions in connection with the Company's global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives. These reductions in SG&A expense were partially offset by the effect of a weaker U.S. dollar during 2018, compared to 2017, against various foreign currencies.
For 2017, the decrease in SG&A expense, compared to 2016, was due primarily to savings from restructuring actions related to our global realignment program and other cost reduction initiatives implemented during 2016 and 2017, partially offset by an increase in incentive compensation for the reason previously noted.
Intangible Amortization - For 2018, the decrease in intangible amortization, compared to 2017, was due primarily to certain intangible assets having become fully amortized during the first quarter of 2017.
For 2017, the decrease in intangible amortization, compared to 2016, was due primarily to a reduction in intangible assets subject to amortization that resulted primarily from the impairment of certain such assets of our Power and Energy reportable segment during the second quarter of 2016.
Asset impairment charges - During 2018, we recorded an impairment charge of $9.7 related to certain intangible assets of a business within our Food and Beverage reportable segment in conjunction with our annual intangible asset impairment test and, concurrently during the fourth quarter of 2018, with management’s decision to rationalize this business. In addition, we recorded tangible long-lived asset impairment charges of (i) $4.5 associated with the rationalization of the business discussed above and (ii) $0.4 related to certain assets of the Power and Energy segment.
During 2017 we recorded tangible long-lived asset impairment charges of $3.6 in connection with the sale of certain corporate assets during the year, $0.8 related to certain corporate-based information technology assets, and $0.5 related to a Food and Beverage segment product line which was exited and formerly based primarily in the EMEA region.
During 2016, we recorded an impairment charge of $252.8 to reduce the goodwill of our Power and Energy reporting unit to its implied fair value. We also recorded an additional impairment charge of $183.9 related to certain intangible assets of certain businesses within our Power and Energy reportable segment, and of $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment. These impairment charges resulted primarily from the ongoing impact of lower oil prices on the purchase patterns of our customers in the oil and gas markets, which continued from 2015. In addition, asset impairment charges for 2016 included tangible long-lived asset impairment charges of (i) $17.4 that resulted primarily from management’s decision during 2016 to market certain corporate assets for sale (such assets were sold in 2017, as noted above) and, to a lesser extent, (ii) $2.3 of various segment-related assets.
See Note 7 to our consolidated financial statements for further discussion of asset impairment charges.
Restructuring and other related charges - Restructuring and other related charges for 2018 included costs associated primarily with the rationalization of a business in our Food and Beverage segment as well as costs associated with other employee terminations and, to a lesser extent, facility consolidation, across each segment.
Restructuring and other related charges for 2017 and 2016 related to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines.
See Note 5 to our consolidated financial statements for the details of restructuring actions taken in 2018, 2017 and 2016. The components of restructuring and other related charges were as follows:

	Year ended December 31,
	2018	2017	2016
Employee termination costs	$7.4	$11.5	$50.5
Facility consolidation costs	1.0	2.9	9.3
Other cash costs, net	—	—	0.3
Total(1)	$8.4	$14.4	$60.1

(1)
Includes $4.5 and $16.5 in 2017 and 2016, respectively, related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland, as well as $3.3 in 2017 related to the consolidation and relocation of two manufacturing operations, located in Sweden and the Netherlands, to the facility in Poland and other locations.

Other Income (Expense), net - Other expense, net, for 2018 was composed of foreign currency (“FX”) losses of $7.1 and net losses on asset dispositions and other of $0.3, partially offset by non-service-related pension and postretirement benefits of $1.3 and gains of $0.6 related to the remeasurement of indemnification receivables from and obligations to third parties related to certain of the Company’s domestic and foreign defined benefit pension and postretirement obligations. Of the $7.1 of FX losses, $5.8 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during 2018 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company.
Other income, net, for 2017 was composed of gains of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of the Company's foreign defined benefit pension obligations, net gains on asset sales and other of $2.9, non-service-related pension and postretirement benefits of $0.9 and other items of $0.3, partially offset by FX losses of $4.9 and investment-related losses of $1.4. The investment-related losses represented unrealized losses on our investment in an equity security.
Other expense, net, for 2016 was composed of non-service-related pension and postretirement costs of $2.5, FX losses of $2.2, net settlement costs related to certain legal and tax-related claims of $0.7 and investment-related losses of $0.5, partially offset by net gains on asset sales and other of $2.5.
Interest Expense, net - Interest expense, net, is comprised primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our trade receivables financing arrangement, capital lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
Interest expense, net, included interest expense of $54.5, $67.2 and $60.6, and interest income of $7.4, $4.7 and $3.5, respectively, during 2018, 2017 and 2016, respectively. The decrease in interest expense in 2018, compared to 2017, was due primarily to a lower level of average outstanding borrowings under our term loan facility. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $110.0 during 2018 and $100.0 during the fourth quarter of 2017.
See Note 10 to our consolidated financial statements for additional details on our third-party debt.
Loss on Early Extinguishment of Debt - In August 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9 during 2016, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.
Income Tax Benefit (Provision) - During 2018, we recorded an income tax provision of $71.1 on $115.8 of income before income taxes, resulting in an effective tax rate of 61.4%. The effective tax rate for 2018 was impacted by income tax charges of (i) $22.2 for adjustments to the deemed repatriation tax and related elections and (ii) $9.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
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
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our consolidated financial statements and related notes.
Non-GAAP Measures - Throughout the following discussion of reportable segments, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our reportable segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Operations-Non-GAAP Measures.”

Food and Beverage

	Year ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Backlog	$317.2	$371.7	$295.7	(14.7)	25.7
Orders	703.0	772.7	714.1	(9.0)	8.2

Revenues	$743.9	$715.9	$728.3	3.9	(1.7)
Income	87.7	74.9	75.1	17.1	(0.3)
% of revenues	11.8%	10.5%	10.3%
Components of revenue growth (decline):
Organic growth (decline)				1.6	(2.7)
Foreign currency				0.9	1.0
Impact of new revenue recognition standard				1.4	—
Net revenue growth (decline)				3.9	(1.7)
Revenues - For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in organic revenue, an increase in revenue recognized as a result of our application of the new revenue recognition standard in 2018, and a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to higher volumes of aftermarket and components sales, which were partially offset by a lower volume of systems revenues.
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
Income - For 2018, the increase in income and margin, compared to 2017, was primarily due to the revenue growth noted above, savings from restructuring actions in connection with the Company’s global realignment program concluded in the fourth quarter of 2017 and other cost reduction initiatives, and a decrease in variable incentive compensation, based on the Company’s performance relative to certain incentive targets in 2018 as compared to 2017's performance relative to that year's targets.
For 2017, the moderate decrease in income and increase in margin, compared to 2016, was primarily due to the revenue decline noted above and the effects of an increase in incentive compensation, which were substantially mitigated by improved productivity in our Poland facility, improved project execution, and savings from restructuring actions and other cost reduction initiatives.
Backlog - The segment had backlog of $317.2 and $371.7 as of December 31, 2018 and 2017, respectively. Of the $54.5 year-over-year decline in backlog, $40.4 was attributable to organic decline and $14.1 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a reduction in large dry dairy systems orders, partially offset by increases in component and aftermarket backlog. Approximately 90% of the segment's backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.

Power and Energy

	Year ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Backlog	$412.3	$409.1	$323.9	0.8	26.3
Orders	$602.4	$603.8	$509.5	(0.2)	18.5

Revenues	$590.4	$543.2	$562.7	8.7	(3.5)
Income	52.5	35.5	25.4	47.9	39.8
% of revenues	8.9%	6.5%	4.5%
Components of revenue growth (decline):
Organic growth (decline)				4.9	(3.5)
Foreign currency				1.0	—
Impact of new revenue recognition standard				2.8	—
Net revenue growth (decline)				8.7	(3.5)
Revenues - For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in organic revenue and, to a lesser extent, the impact of our application of the new revenue recognition standard in 2018 and a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue reflects increased aftermarket sales and, to a lesser extent, shipments of original equipment (“OE”) pumps into North American midstream pipeline oil applications.
For 2017, the decrease in revenues, compared to 2016, was due to a decrease in organic revenue. The decline in organic revenue reflects the impact on revenues of a lower backlog as of the beginning of 2017, compared to the beginning of 2016, due primarily to reduced customer spending, particularly for OE used in upstream and midstream oil applications, as well as lower aftermarket revenues.
Income - For 2018, income and margin increased, compared to 2017, primarily due to the revenue growth noted above and savings from restructuring actions and other cost reduction initiatives. The favorable effect of these items was partially offset by the effects of increased costs on oil and gas related projects, noted primarily during the second half of 2018, compared to the respective 2017 period.
For 2017, income and margin increased, compared to 2016, primarily due to savings from restructuring actions and other cost reduction initiatives, the effects of which were partially offset by the revenue decline noted above and increased incentive compensation.
Backlog - The segment had backlog of $412.3 and $409.1 as of December 31, 2018 and 2017, respectively. Of the $3.2 year-over-year growth in backlog, $17.9 was attributable to organic growth, driven primarily by a higher level of OE pump and valve orders in nuclear power and North American midstream oil applications, partially offset by $14.7 attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. Approximately 83% of the segment's backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.
Industrial

	Year ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Backlog	$223.4	$217.3	$164.5	2.8	32.1
Orders	$779.7	$739.6	$696.3	5.4	6.2

Revenues	$755.8	$692.4	$705.0	9.2	(1.8)
Income	101.1	86.1	98.8	17.4	(12.9)
% of revenues	13.4%	12.4%	14.0%
Components of revenue growth (decline):
Organic growth (decline)				8.5	(2.8)
Foreign currency				0.3	1.0
Impact of new revenue recognition standard				0.4	—
Net revenue growth (decline)				9.2	(1.8)

Revenues - For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in organic revenue and, to a lesser extent, the impact of our application of the new revenue recognition standard in 2018 and a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was across a variety of Industrial segment product lines, including primarily an increased volume of shipments of mixers, dehydration equipment, pumps and hydraulic tools.
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
Income - For 2018, income and margin increased, compared to 2017, primarily due to income from the organic revenue growth noted above and savings from restructuring actions and other cost reduction initiatives. The effects of these improvements in income and margin were partially offset by the effects of increased operating costs and the costs associated with the repair of a large mixer during the first quarter of 2018, which was damaged while in operation at a customer site.
For 2017, income and margin decreased, compared to 2016, primarily due to the revenue decline noted above as well as to increased incentive compensation. These reductions in income and margin were partially offset by savings from restructuring actions and other cost reduction initiatives during the period.
Backlog - The segment had backlog of $223.4 and $217.3 as of December 31, 2018 and 2017, respectively. Of the $6.1 year-over-year growth in backlog, $16.1 was attributable to organic growth, concentrated in the mixer, hydraulic tools and pump product lines and was partially offset by a reduction in heat exchanger backlog in addition to $10.0 attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. Approximately 95% of the segment's backlog as of December 31, 2018 is expected to be recognized as revenue during 2019.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Year ended December 31,			2018 vs. 2017%	2017 vs. 2016%
	2018	2017	2016
Total consolidated revenues	$2,090.1	$1,951.5	$1,996.0	7.1	(2.2)
Corporate expense	48.0	56.6	58.0	(15.2)	(2.4)
% of revenues	2.3%	2.9%	2.9%
Pension and postretirement service costs	1.9	1.5	1.9	26.7	(21.1)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense during 2018, compared to 2017, was due primarily to (i) a decrease in variable incentive compensation, and, to a lesser extent, (ii) savings from restructuring actions undertaken in connection with our global restructuring program during 2017.
The decrease in corporate expense during 2017, compared to 2016, was due primarily to savings from restructuring actions undertaken during 2016 and other cost reduction initiatives, including the effects of restructuring actions on corporate stock-based compensation expense, which were partially offset by increased incentive compensation based on the Company's performance relative to certain incentive targets in 2017, as compared to 2016's performance relative to that year's targets.
See Note 12 to our consolidated financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs (benefits) are recorded in “Other income (expense), net.”
During 2018, pension and postretirement service costs increased, compared to 2017, partially due to the effect on such costs of an accelerated vesting of a year of service credit related to the resignation of a former participant in our domestic pension plan during the fourth quarter of 2018.

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
See Note 8 to our consolidated financial statements for further details on our pension and postretirement plans.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the years ended December 31, 2018, 2017 and 2016.
Cash Flow

	Year ended December 31,
	2018	2017	2016
Cash flows from (used in) operating activities	$105.6	$205.0	$(27.9)
Cash flows from (used in) investing activities	(25.5)	18.0	(40.0)
Cash flows from (used in) financing activities	(136.3)	(218.6)	21.1
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	5.6	44.4	(34.0)
Net change in cash, cash equivalents and restricted cash	$(50.6)	$48.8	$(80.8)
Years Ended December 31, 2018 and 2017
Operating Activities—During 2018, the decrease in cash flows from operating activities, compared to 2017, was primarily attributable to (i) increases in working capital driven by the timing of project execution and associated milestone payments and (ii) increased payments for incentive compensation, partially offset by (iii) increased cash flows generated by the improved operating results of our segments during the period and (iv) reduced spending on restructuring actions.
Investing Activities—During 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. During 2017, cash flows from investing activities were comprised of proceeds from asset sales and other of $37.4, partially offset by capital expenditures of $19.4, associated generally with the upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $37.4 in 2017 related primarily to the sale of certain corporate assets, certain facilities in the EMEA and Asia Pacific regions, and our former investment in an equity security. See Note 14 to our consolidated financial statements for additional details regarding our former investment in the equity security.
Financing Activities—During 2018, cash flows used in financing activities related primarily to repayments under our term loan facility of $130.0, including voluntary prepayments of $110.0. During 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $188.0 and of our trade receivables financing arrangement of $21.2.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates—The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $5.6 during 2018, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash due to the modest weakening of the U.S. dollar against certain other foreign currencies during the period, partially offset.by the strengthening of the U.S. dollar against the Angolan Kwanza. The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $44.4 during 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.
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
Investing Activities—During 2017, cash flows from investing activities were comprised of proceeds from asset sales and other of $37.4, partially offset by capital expenditures of $19.4, associated generally with upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $37.4 in 2017 related primarily to the sale of (i) certain corporate assets which were marketed for sale beginning in 2016, (ii) certain facilities in the EMEA and Asia Pacific regions, and (iii) our former investment in an equity security. During 2016, cash flows used in investing activities were comprised of capital expenditures of $44.0 associated generally with upgrades of manufacturing facilities and information technology, partially offset by proceeds from asset sales and other of $4.0.
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
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates—The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $44.4 during 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period. The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $34.0 in 2016 reflected primarily a reduction in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the strengthening of the U.S. dollar against the British Pound and various other foreign currencies.
Borrowings and Availability
Borrowings —Debt at December 31, 2018 and 2017 was comprised of the following:

	December 31,
	2018	2017
Term loan(1)	$140.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	37.3	35.8
Less: deferred financing fees(3)	(8.0)	(10.2)
Total debt	769.3	895.6
Less: short-term debt	26.0	24.2
Less: current maturities of long-term debt	21.2	20.5
Total long-term debt	$722.1	$850.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. In 2018, we made voluntary principal prepayments in the amounts of $110.0 under the term loan facility. There was no penalty associated with these prepayments.

(2)
Primarily includes capital lease obligations of $10.8 and $11.6 and balances under a purchase card program of $23.0 and $21.9 as of December 31, 2018 and 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

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
During the first quarter of 2018 and as a result of our consolidated leverage and interest coverage ratios being less than or equal to 4.00:1.00 and greater than or equal to 3.50:1.00, respectively, the Company voluntarily ended its covenant relief period prior to its December 31, 2018 termination date, in accordance with provisions provided in the second amendment to our senior credit facilities. Accordingly, our senior credit facilities require that we maintain:

•
A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•
A Consolidated Leverage Ratio, as defined in the credit agreement, as of the last day of any fiscal quarter of not more than 4.00 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

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
At December 31, 2018, we were in compliance with these covenants.
Senior Notes
In August 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding aggregate principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid. The indentures governing the Notes contain covenants that limit the Company's (and its subsidiaries') ability to, among other things, grant liens on its assets, enter into sale and leaseback transactions and consummate mergers or transfer certain of its assets.
Availability
At December 31, 2018, we had $442.9 of borrowing capacity under our revolving credit facilities after giving effect to $7.1 reserved for outstanding letters of credit. At December 31, 2018, we had $33.6 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at December 31, 2018, we had $376.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $123.5 reserved for outstanding bank guarantees and standby letters of credit.
Refer to Note 10 to our consolidated financial statements for further information on our borrowings as of December 31, 2018.
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
As of December 31, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 11 to our consolidated financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $65.3 and $44.6 outstanding as of December 31, 2018 and 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $15.3 and $16.9 at December 31, 2018 and 2017, respectively, with scheduled maturities of $14.9 and $0.4 within one and two years, respectively. There were unrealized losses of $0.3 and $0.0, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2018 and 2017, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $7.1, $4.9, and $2.2 for the years ended December 31, 2018, 2017 and 2016, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $1.9 (asset) and $2.3 (asset) at December 31, 2018 and 2017, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2018 for similar debt, was $729.4, compared to our carrying value of $766.5.
As of December 31, 2017, the fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2017 for similar debt, was $929.5, compared to our carrying value of $894.2.
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
Concentrations of credit risk arising from trade accounts receivable and contract assets are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for the fiscal years ended December 31, 2018, 2017 and 2016.
Cash and Other Commitments
We use operating leases to finance certain properties, equipment and vehicles. At December 31, 2018, we had $84.1 of future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year.
Capital expenditures for 2018 totaled $25.5, compared to $19.4 and $44.0 in 2017 and 2016, respectively. Capital expenditures in 2018 related primarily to upgrades of manufacturing facilities and information technology. We expect 2019 capital expenditures to approximate $30, with a significant portion related to additional upgrades of manufacturing facilities and information technology. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.
In 2018, we made contributions and direct benefit payments of $2.4 to our defined benefit pension and postretirement plans. We expect to make $8.7 of minimum required funding contributions and direct benefit payments in 2019. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. See Note 8 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, we paid $23.8, $12.2 and $43.4 in income taxes in 2018, 2017 and 2016, respectively. The amount of income taxes we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 9 to our consolidated financial statements for further disclosure of earnings held by foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2018, except as discussed in Note 13 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments.
We continually review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. See “Risk Factors,” “Results of Reportable Segments” included in this “MD&A,” and “Business” for an understanding of the risks, uncertainties and trends facing our businesses.
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2018:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$26.0	$26.0	$—	$—	$—
Long-term debt obligations (excluding deferred financing fees)	751.3	21.2	123.0	2.9	604.2
Pension and postretirement benefit plan contributions and payments(1)	$82.0	$9.0	$6.5	$6.3	$60.2
Purchase and other contractual obligations(2)	177.4	173.7	3.0	0.7	—
Future minimum operating lease payments(3)	84.1	23.4	29.6	13.1	18.0
Interest payments	241.8	40.6	73.3	69.4	58.5
Total contractual cash obligations(4)	$1,362.6	$293.9	$235.4	$92.4	$740.9

(1)
Estimated minimum required pension contributions and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rates of compensation increases, and health care cost trend rates. See Note 8 to our consolidated financial statements for additional information on expected future contributions and benefit payments.

(2)	Represents contractual commitments to purchase goods and services at specified dates.

(3)	Represents rental payments under operating leases with remaining non-cancelable terms in excess of one year.

(4)
Contingent obligations, such as environmental accruals and those relating to uncertain tax positions, generally do not have specific payment dates and accordingly have been excluded from the above table. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.5 to $2.5. In addition, the above table does not include potential payments under our derivative financial instruments.

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
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are listed below. This section should be read in conjunction with Notes 1 and 2 to our consolidated financial statements, which include a detailed discussion of these and other accounting policies.
Contract Revenues Recognized Over Time
Effective January 1, 2018, we adopted the FASB's new standard on revenue recognition, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance, including industry-specific guidance. This guidance requires revenues to be recognized either over time or at a point in time.
Certain of our businesses recognize revenues and profits from long-term construction/installation contracts over time (2018) or, under previous revenue recognition guidance, under the percentage-of-completion method of accounting (2017 and 2016). Such methods require estimates of future revenues and costs over the full term of product delivery. We measure our performance, or percentage-of-completion, principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. Under such methods, we recognized revenues of $506.6, $267.0 and $339.7 during the years ended December 31, 2018, 2017 and 2016, respectively.
We record any provision for estimated losses on relevant uncompleted contracts in the period in which the losses are determined. In the case of customer change orders for such contracts, we include estimated recoveries for work performed in forecasting ultimate profitability on these contracts. Due to uncertainties inherent in the estimation process, it is reasonably possible that completion costs, including those arising from contract penalty provisions and final contract settlements, will be revised during the duration of a contract. These revisions to costs and income are recognized in the period in which the revisions are determined.
Our estimation process for determining revenues and costs for contracts accounted for over time (2018) or, under previous revenue recognition guidance, under the percentage-of-completion method (2017 and 2016), is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below) that impact the revenues and costs of the relevant contracts. Each such contract is unique, but typically similar enough to other contracts that we can effectively leverage our experience. As these contracts generally range from six to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed by the applicable revenue recognition guidance.

We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to contracts accounted for over time (2018) or under the percentage-of-completion method (2017 and 2016) include, but are not limited to, the following:

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

•
Effect of Foreign Currency Fluctuations—Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may (but generally do not) enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 11 to our consolidated financial statements for additional details on our FX forward contracts.

Contract assets arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.
We periodically make claims against customers, suppliers and sub-contractors associated with alleged non-performance and other disputes over contractual terms. Claims related to contracts accounted for over time (2018) or under the percentage-of-completion method (2017 and 2016) are recognized as additional revenues or as a reduction of costs only after we have determined that collection is probable and the amount is reasonably estimable. Claims made by us may involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, these costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.
See Note 1 to our consolidated financial statements for further information regarding estimates and assumptions associated with our accounting for contracts over time (2018) and under the percentage-of-completion method (2017 and 2016).
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
Consistent with our accounting policy as stated above, we performed our annual goodwill impairment test as of the first day of our fiscal fourth quarter of 2018 and 2017, which indicated the estimated fair value of each of our reporting units significantly exceeded its respective book value.
Additionally, we perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2018 and 2016, we recorded impairment charges of $1.4 and $37.1, respectively, related to trademarks of certain of our businesses. In addition, we recorded impairment charges of $8.3 related to certain technology assets of a business during 2018, and of $115.9 and $36.4 related to certain customer relationship and technology assets of our businesses during 2016, respectively. We determined the impairment for customer relationships and technology assets by comparing the future expected cash flows associated with the customer relationships and technology assets, discounted at a rate of return that reflects current market conditions, to their respective carrying values. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.
Refer to Note 7 to our consolidated financial statements for further information regarding our goodwill and indefinite-lived intangible assets as of and during the year ended December 31, 2018.
Income Taxes
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
We review our income tax positions on a continuous basis and record unrecognized tax benefits for potential uncertain tax positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Financial Accounting Standards Board Codification. As events change or resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.

Our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, statute expirations, new regulatory or judicial pronouncements, changes in tax laws, changes in projected levels of taxable income, future tax planning strategies, or other relevant events.
See Note 9 to our consolidated financial statements for additional details regarding our uncertain tax positions.
Contingent Liabilities and Other Matters
We are subject to litigation matters that arise in the normal course of business. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
Refer to Note 13 to our consolidated financial statements for discussion regarding amounts reported in “Mezzanine equity” on the consolidated balance sheets as of December 31, 2018 and 2017. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
New Accounting Pronouncements
See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel. See Note 11 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2018, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through December 31,
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Term loan	20.0	120.0	—	—	—	—	140.0	140.0
Average interest rate							4.272%
5.625% senior notes	—	—	—	—	—	300.0	300.0	283.5
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	279.4
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $65.3 outstanding as of December 31, 2018, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $15.3 outstanding as of December 31, 2018, with scheduled maturities of $14.9 and $0.4 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.1 (gross assets) and $0.2 (gross liabilities) as of December 31, 2018.

ITEM 8. Consolidated Financial Statements And Supplementary Data

SPX FLOW, INC. AND SUBSIDIARIES

All schedules are omitted because they are not applicable, not required or because the required information is included in our consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX FLOW, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 5, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective adoption method on January 1, 2018.
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
February 5, 2019

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX FLOW, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 5, 2019, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph relating to the adoption of Accounting Standards Codification (ASC) Topic 606, “Revenue from Contracts with Customers,” on January 1, 2018.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 5, 2019

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenues	$2,090.1	$1,951.5	$1,996.0
Cost of products sold	1,433.7	1,335.1	1,371.4
Gross profit	656.4	616.4	624.6
Selling, general and administrative	447.9	460.4	465.2
Intangible amortization	17.1	17.6	20.0
Asset impairment charges	14.6	4.9	461.9
Restructuring and other related charges	8.4	14.4	60.1
Operating income (loss)	168.4	119.1	(382.6)

Other income (expense), net	(5.5)	1.3	(3.4)
Interest expense, net	(47.1)	(62.5)	(57.1)
Loss on early extinguishment of debt	—	—	(38.9)
Income (loss) before income taxes	115.8	57.9	(482.0)
Income tax benefit (provision)	(71.1)	(11.1)	101.0
Net income (loss)	44.7	46.8	(381.0)
Less: Net income attributable to noncontrolling interests	0.7	0.4	0.8
Net income (loss) attributable to SPX FLOW, Inc.	$44.0	$46.4	$(381.8)

Basic income (loss) per share of common stock	$1.04	$1.11	$(9.23)
Diluted income (loss) per share of common stock	$1.03	$1.10	$(9.23)

Weighted-average number of common shares outstanding — basic	42.197	41.799	41.345
Weighted-average number of common shares outstanding — diluted	42.633	42.183	41.345
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2018	2017	2016
Net income (loss)	$44.7	$46.8	$(381.0)
Other comprehensive income (loss), net:
Net unrealized losses on qualifying cash flow hedges, net of tax benefit	(0.3)	—	—
Foreign currency translation adjustments	(50.7)	149.3	(139.8)
Other comprehensive income (loss), net	(51.0)	149.3	(139.8)
Total comprehensive income (loss)	(6.3)	196.1	(520.8)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.3	1.1	(0.3)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(6.6)	$195.0	$(520.5)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and equivalents	$213.3	$263.7
Accounts receivable, net	375.7	381.4
Contract assets	69.3	57.7
Inventories, net	304.8	293.9
Other current assets	44.3	50.0
Total current assets	1,007.4	1,046.7
Property, plant and equipment:
Land	34.2	35.1
Buildings and leasehold improvements	232.1	238.3
Machinery and equipment	463.3	461.6
	729.6	735.0
Accumulated depreciation	(394.1)	(374.1)
Property, plant and equipment, net	335.5	360.9
Goodwill	744.3	771.3
Intangibles, net	312.3	350.3
Other assets	152.3	159.8
TOTAL ASSETS	$2,551.8	$2,689.0

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$203.7	$219.4
Contract liabilities	174.9	182.3
Accrued expenses	195.3	207.3
Income taxes payable	28.2	21.6
Short-term debt	26.0	24.2
Current maturities of long-term debt	21.2	20.5
Total current liabilities	649.3	675.3
Long-term debt	722.1	850.9
Deferred and other income taxes	83.6	63.3
Other long-term liabilities	112.2	125.5
Total long-term liabilities	917.9	1,039.7
Commitments and contingent liabilities (Note 13)
Mezzanine equity	21.5	22.2

Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 42,932,339 issued and 42,542,888 outstanding at December 31, 2018, and 42,690,342 issued and 42,405,222 outstanding at December 31, 2017	0.4	0.4
Paid-in capital	1,662.6	1,650.9
Accumulated deficit	(265.6)	(327.5)
Accumulated other comprehensive loss	(430.7)	(372.8)
Common stock in treasury (389,451 shares at December 31, 2018, and 285,120 shares at December 31, 2017)	(13.9)	(8.9)
Total SPX FLOW, Inc. shareholders' equity	952.8	942.1
Noncontrolling interests	10.3	9.7
Total equity	963.1	951.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,551.8	$2,689.0
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2015	41.4	$0.4	$1,621.7	$21.1	$(382.7)	$(1.4)	$1,259.1	$11.5	$1,270.6
Net income (loss)	—	—	—	(381.8)	—	—	(381.8)	0.8	(381.0)
Other comprehensive loss, net	—	—	—	—	(138.7)	—	(138.7)	(1.1)	(139.8)
Incentive plan activity	0.3	—	6.5	—	—	—	6.5	—	6.5
Stock-based compensation expense	—	—	18.7	—	—	—	18.7	—	18.7
Restricted stock and restricted stock unit vesting, including related tax provision of $5.6 and net of tax withholdings	0.2	—	(6.5)	—	—	(3.5)	(10.0)	—	(10.0)
Adjustment to mezzanine equity and reclassification from noncontrolling interests	—	—	—	(13.2)	—	—	(13.2)	(6.9)	(20.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance at December 31, 2016	41.9	0.4	1,640.4	(373.9)	(521.4)	(4.9)	740.6	1.5	742.1
Net income	—	—	—	46.4	—	—	46.4	0.4	46.8
Other comprehensive income, net	—	—	—	—	148.6	—	148.6	0.7	149.3
Incentive plan activity	0.2	—	5.7	—	—	—	5.7	—	5.7
Stock-based compensation expense	—	—	15.9	—	—	—	15.9	—	15.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	(3.3)	—	—	(4.0)	(7.3)	—	(7.3)
Adjustment to mezzanine equity and reclassification to noncontrolling interests	—	—	(7.8)	—	—	—	(7.8)	8.2	0.4
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2017	42.4	0.4	1,650.9	(327.5)	(372.8)	(8.9)	942.1	9.7	951.8
Adoption of accounting standards	—	—	—	17.9	(7.3)	—	10.6	—	10.6
Net income	—	—	—	44.0	—	—	44.0	0.7	44.7
Other comprehensive loss, net	—	—	—	—	(50.6)	—	(50.6)	(0.4)	(51.0)
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	15.7	—	—	—	15.7	—	15.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Adjustment to mezzanine equity	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2018	2017	2016
Cash flows from (used in) operating activities:
Net income (loss)	$44.7	$46.8	$(381.0)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Restructuring and other related charges	8.4	14.4	60.1
Asset impairment charges	14.6	4.9	461.9
Deferred income taxes	9.1	(31.9)	(102.0)
Depreciation and amortization	58.7	61.2	64.7
Pension and employee benefits provided in stock	3.0	6.3	10.9
Stock-based compensation	15.7	15.9	18.9
Loss (gain) on asset sales and other, net	0.3	(2.9)	(2.5)
Loss on early extinguishment of debt	—	—	38.9
Changes in operating assets and liabilities:
Accounts receivable and other assets	(2.0)	25.1	13.7
Contract assets and liabilities, net	(15.2)	47.1	4.9
Inventories	(18.8)	1.1	18.4
Accounts payable, accrued expenses and other	—	54.5	(110.0)
Domestic pension payments	—	—	(65.9)
Cash spending on restructuring actions	(12.9)	(37.5)	(58.9)
Net cash from (used in) operating activities	105.6	205.0	(27.9)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	—	37.4	4.0
Capital expenditures	(25.5)	(19.4)	(44.0)
Net cash from (used in) investing activities	(25.5)	18.0	(40.0)
Cash flows from (used in) financing activities:
Proceeds from issuance of senior notes	—	—	600.0
Repurchases of senior notes (includes premiums paid of $36.4)	—	—	(636.4)
Borrowings under senior credit facilities	78.8	125.5	423.0
Repayments of senior credit facilities	(208.8)	(313.5)	(365.0)
Borrowings under trade receivables financing arrangement	88.5	124.1	93.4
Repayments of trade receivables financing arrangement	(88.5)	(145.3)	(72.2)
Borrowings under other financing arrangements	10.7	9.9	13.5
Repayments of other financing arrangements	(9.2)	(13.8)	(14.6)
Minimum withholdings paid on behalf of employees for net share settlements, net	(5.0)	(4.0)	(3.9)
Payments for deferred financing fees	—	—	(15.5)
Dividends paid to noncontrolling interests in subsidiary	(2.8)	(1.5)	(1.2)
Net cash from (used in) financing activities	(136.3)	(218.6)	21.1
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	5.6	44.4	(34.0)
Net change in cash, cash equivalents and restricted cash	(50.6)	48.8	(80.8)
Consolidated cash, cash equivalents and restricted cash, beginning of period (including restricted cash of $1.0 as of the beginning of the earliest period)	264.9	216.1	296.9
Consolidated cash, cash equivalents and restricted cash, end of period (including restricted cash of $1.0, $1.2 and $1.0 as of December 31, 2018, 2017 and 2016, respectively, which is included in “Other current assets”)	$214.3	$264.9	$216.1

Supplemental disclosure of cash flow information:
Interest paid	$49.9	$62.6	$57.4
Income taxes paid, net of refunds of $10.5, $13.7 and $7.8 in 2018, 2017 and 2016, respectively	$23.8	$12.2	$43.4
Non-cash investing and financing activity:
Debt assumed	$0.5	$—	$7.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are described below, as well as in other Notes that follow.
Basis of Presentation—The financial statements include SPX FLOW, Inc. and its consolidated subsidiaries’ (“SPX FLOW,” “the Company,” “we,” “us,” or “our”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions.
Certain customer contract-related amounts in the accompanying consolidated balance sheet as of December 31, 2017 and consolidated statements of cash flows for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current year presentation. In addition, impairment charges related to tangible long-lived assets in the accompanying consolidated statements of operations, cash flows and the related notes for the years ended December 31, 2017 and 2016 have been reclassified to conform to the current year presentation. Such charges are now reported as a component of “Asset Impairment Charges” (captioned “Impairment of Goodwill and Intangible Assets” in previous consolidated financial statements) whereas they were historically reported as a component of “Restructuring and Other Related Charges” (captioned “Special Charges” in previous consolidated financial statements).
Foreign Currency Translation and Transactions—The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification” or “ASC”). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income (loss). Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other income (expense), net,” with the related net losses totaling $7.1, $4.9 and $2.2 in 2018, 2017 and 2016, respectively.
Cash Equivalents—We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition: Revenue from Contracts with Customers (2018)—In May 2014, and as subsequently amended, the Financial Accounting Standards Board (the “FASB”) issued a new standard on revenue recognition that outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows.
We adopted the standard effective January 1, 2018 using the modified retrospective adoption method. In connection with our adoption of the new revenue recognition pronouncement, we recorded a cumulative reduction in our accumulated deficit of $2.3, representing the net earnings which would have been recognized as of December 31, 2017 under the new standard on executed customer contracts (“orders”) not completed as of that date. This reduction in our accumulated deficit reflects the net effects of (1) an increase in the amount of revenue to be recognized over time, as described below for certain product lines that were previously recognized at a point in time under the previous standard, partially offset by (2) a decrease in the amount of revenue recognized over time under the previous standard for certain contracts which do not contain a contractual enforceable right to payment in the event of customer cancellation or default, which are being recognized at a point in time under the new standard. The impacts of the new standard on our reportable segments are as follows:

•
Food and Beverage - Under previous accounting principles, we recognized revenue on certain long-term systems projects, most of which are customer-owned assets, over time using the cost-to-cost method, and revenue on long-term service contracts on a straight-line basis over the life of the related agreements. All other revenues were recognized at a point in time when the risks and rewards of ownership transferred to the customer. Under the new standard, revenue for (1) all customer-owned systems projects and service contracts is recognized over time on a cost-to-cost basis, (2) contracts for skids assembled in our factories or systems projects not owned by the customer during execution that explicitly provide an enforceable right to payment is recognized over time on a cost-to-cost basis and (3) all other skids and systems projects, as well as customer contracts for the sale of component and aftermarket parts, is recognized at a point in time upon transfer of control to the customer.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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

•
Industrial - Under previous accounting principles, substantially all of this segment’s revenue was recognized at a point in time when the risks and rewards of ownership transferred to the customer. In assessing the new standard, we determined that certain original equipment (“OE”) products such as large mixers constructed with unique metals, custom-enclosed heat exchangers, and certain dehydration systems have little to no alternative use. Our contractual enforceable rights to payment for performance completed to date in the event of customer cancellation or default is contract specific for substantially all product lines in this segment. Under the new standard, revenue is recognized over time on a cost-to-cost basis, if a contract explicitly provides an enforceable right to payment, for certain OE mixer types, custom-enclosed heat exchanger units, unique dehydration systems and service contracts. Revenue for all other products within this segment is recognized at a point in time, upon transfer of control of the product to the customer (i.e., effectively no change).

Application of New Revenue Recognition Standard:
Performance Obligations - Under the new revenue recognition standard, a contract with a customer is an agreement approved by both parties that creates enforceable rights and obligations, has commercial substance and includes identified payment terms under which collectability is probable. Once the Company has entered a contract with a customer, the contract is evaluated to identify performance obligations. OE contracts recognized over time are typically accounted for as a single performance obligation due to the integration of equipment and components, including installation and commissioning of those products, that will together produce a combined output. For OE and AM contracts recognized at a point in time, we evaluate whether we have promised to provide multiple distinct goods or services in the contract, which can include equipment, installation, commissioning, and service. Goods and services that are determined to be distinct are accounted for as separate performance obligations. If determined to be significant to the contract, installation and commissioning may be separated from the equipment into a single performance obligation. In instances where we perform installation and commissioning in a supervisory capacity, we generally consider those activities immaterial within the context of the contract and accrue for the costs of performing those activities when revenue is recognized upon delivery of the related equipment. Performance obligations to provide service typically relate to maintenance, repair or upgrade activities to be performed on equipment we provide to customers. Service is typically determined to be a separate performance obligation satisfied as the service is completed.
Shipping and handling are generally determined to be fulfillment activities and typically occur prior to when control of the underlying goods in a contract transfers to a customer. In the event we are required to perform shipping and handling activities after control of the goods transfers to a customer, as a practical expedient we treat those obligations as fulfillment activities and accrue for the costs of performing the obligation when revenue on the related goods is recognized.
Determination and Allocation of Transaction Price - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. As a practical expedient we exclude from the transaction price taxes assessed by governmental authorities, such as sales, use, or value-added taxes. Certain OE contracts may vary in price due to variable consideration, primarily pertaining to late delivery penalties on OE contracts recognized over time and, to a lesser extent, OE contracts recognized at a point in time. We estimate variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur. Due to the customer- and contract-specific nature of late delivery penalties, we typically use the most likely amount method to measure variable consideration based on an assessment of key factors related to a contract program schedule and, for certain contracts, specific historical experience with customers. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The total transaction price is allocated to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each distinct performance obligation. In cases where we sell products with observable standalone selling prices, these selling prices are used to determine the standalone selling price. In cases where we sell an engineered customer-specific solution, we typically use the expected cost-plus margin approach to estimate the standalone selling price of each distinct performance obligation.
Payment Terms - Customer prepayments and progress billings are customary for certain OE contracts within most of our product lines, generally those in which revenue is recognized over time and, to a lesser extent, OE contracts in which revenue is recognized at a point in time that are manufactured and/or engineered over a period greater than six months. Customer prepayments and progress billings are not considered a significant financing component because they are intended to protect either our customers or us in the event that some or all of the obligations under the contract are not completed.
Our customers are invoiced for products and services upon delivery or when contractual milestones are met, resulting in outstanding receivables with contractual payment terms from these customers. Payments on contracts with customer prepayments or progress billings are generally aligned with the milestones defined in the related contract, while payments for all other products and services typically occur 30 to 60 days after delivery occurs or services are completed.
Returns and Customer Sales Incentives - We have certain arrangements that require us to estimate, at the time of sale, the amounts of variable consideration that should be excluded from revenue as (i) certain amounts are not expected to be collected from customers and/or (ii) the product may be returned. We rely primarily on historical experience and/or specific customer agreements to estimate these amounts at the time of shipment and to reduce the transaction price. Arrangements that may impact the consideration to be collected from customers primarily include volume rebates and early payment discounts. We establish provisions for estimated returns primarily based on contract terms and historical experience.
Contract Costs - The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year, and had recorded $0.4 and $0.5 in “Other current assets” in our consolidated balance sheets for such costs as of December 31, 2018 and 2017, respectively. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is expected to be less than one year. These costs primarily include the Company's internal sales force compensation program; under the terms of this program these costs are generally earned and recognized at the time the revenue is recognized.
Revenues Recognized Over Time - For OE contracts that are recognized over time, our customers generally contract with us to provide a service of integrating a complex set of tasks and components into a single project of a highly engineered and tailored capability that generally cannot be re-sold to another customer without significant re-engineering and/or re-work cost. Such contracts are typically accounted for as a single performance obligation. For aftermarket service contracts, our customers generally receive and consume the benefits of the service as we perform, or our performance enhances a customer-controlled asset. As noted above, we generally recognize revenue over time, using costs incurred to date relative to total estimated costs at completion (“EAC’s”) for these OE and service contracts. This measure best depicts the transfer of control to customers continuously over time, which occurs as we incur costs related to satisfaction of performance obligation(s) under our contracts. This transfer of control over time is also supported by the work being either customer-owned throughout the life of the project or by termination clauses which allow us to recover costs incurred plus a reasonable profit. Revenues, including estimated profits, are recorded proportionally as costs are incurred. For certain long-term aftermarket maintenance contracts where we stand ready to perform at any time, we recognize revenue ratably over the life of the related contract.
We have established controls and procedures to update project EAC’s for contracts recognized over time at least quarterly. Costs to fulfill include primarily labor, materials and subcontractors’ costs, as well as other direct costs. Our cost estimation process is based upon (i) historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of key factors such as progress towards completion and the related program schedule, identified opportunities and risks and the related changes in estimates of revenues and costs.
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on a project, a provision for the entire expected loss on the performance obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant during 2018.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Revenues Recognized at a Point in Time - For OE and AM contracts recognized at a point in time, we generally determine that control transfers when the customer has obtained legal title and the risks and rewards of ownership, which is usually upon delivery based on FOB shipping terms. Although these types of contracts may contain multiple performance obligations, they are often satisfied at or near the same time, which can have the same effect as though the performance obligations were combined into a single performance obligation and allocated the total amount of the transaction price. For certain of our OE contracts recognized at a point in time, customer acceptance may be required before control transfers to the customer. Although products that require customer acceptance are often recognized over time, these products may also be recognized at a point in time when the contract does not provide us with an enforceable right to recover costs plus a reasonable profit margin in the event of contract termination. Customer acceptance provisions in our contracts with customers generally relate to promises to provide highly engineered products that require precise outputs or customer-defined performance capabilities.
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance services, and OE revenues generally include all other revenue streams described above. The following table provides disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the year ended December 31, 2018:

	Year ended December 31, 2018
	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$491.8	(1)	$252.1	$743.9
Power and Energy	303.7		286.7	590.4
Industrial	516.5		239.3	755.8
Total revenues	$1,312.0		$778.1	$2,090.1

(1)	Includes $280.9 for the year ended December 31, 2018 of revenue realized from the sale of highly engineered Food and Beverage systems.
During 2018, we recognized revenues of $309.0, $121.7 and $75.9 under contracts for which control transferred over time in our Food and Beverage, Power and Energy, and Industrial segments, respectively.
Contract Balances:
Our customers are invoiced for products and services at the time of delivery or based on contractual milestones, resulting in outstanding receivables with payment terms from these customers (“Contract accounts receivable”). Contract assets include unbilled amounts typically resulting from sales under contracts recognized over time when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are generally classified as current, as we expect to bill the amounts within the next twelve months. Contract liabilities include billings in excess of revenue recognized under contracts recognized over time and advance payments received from customers related to product sales (unearned revenue). We classify contract liabilities generally as a current liability, as we expect to recognize the related revenue within the next twelve months. Our contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	December 31, 2018	January 1, 2018(1)	Change(2)	% Change
Contract accounts receivable(3)	$369.8	$388.8	$(19.0)	(4.9)%
Contract assets	$69.3	$75.5	$(6.2)	(8.2)%
Contract liabilities	(174.9)	(202.8)	27.9	(13.8)%
Net contract balance	$264.2	$261.5	$2.7

(1)	See Note 3 to our consolidated financial statements for the impact of the change at January 1, 2018 as a result of the adoption of the new revenue recognition standard.

(2)
The $2.7 increase in our net contract balance from December 31, 2017 to December 31, 2018 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage and Power and Energy contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(3)	Included in “Accounts receivable, net” in our consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During 2018, we recognized revenues of $202.8 related to our contract liabilities at January 1, 2018.
Reconciliation of Operating Results and Balance Sheet - Previous vs. Current Revenue Recognition Standard:
In accordance with the new revenue recognition standard requirements, the disclosure of the impact of adoption on our consolidated statements of operations and balance sheet is as follows:

	Year ended December 31, 2018
Statement of Operations	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Revenues	$2,062.0	$28.1	$2,090.1
Cost of products sold	1,411.6	22.1	1,433.7
Selling, general and administrative	447.6	0.3	447.9
Income tax provision	70.1	1.0	71.1
Net income	40.0	4.7	44.7
Net income attributable to SPX FLOW, Inc.	39.3	4.7	44.0

	As of December 31, 2018
Balance Sheet	Amounts without adoption of new revenue standard	Effect of adoption higher / (lower)	As Reported
Assets
Accounts receivable, net	$373.0	$2.7	$375.7
Contract assets	52.8	16.5	69.3
Inventories, net	319.1	(14.3)	304.8
Other current assets	43.9	0.4	44.3
Other assets	152.8	(0.5)	152.3

Liabilities
Contract liabilities	181.8	(6.9)	174.9
Accrued expenses	192.6	2.7	195.3
Income taxes payable	27.8	0.4	28.2
Deferred and other income taxes	82.0	1.6	83.6

Equity
Accumulated deficit	(272.6)	7.0	(265.6)
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of December 31, 2018, the aggregate amount of our remaining performance obligations was $952.9. The Company expects to recognize revenue on approximately 86%, 8% and substantially all of our remaining performance obligations within the next 12, 24 and 36 months, respectively, with an insignificant remaining amount expected to be recognized thereafter.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Revenue Recognition (2017 and 2016)—In 2017 and 2016, we recognized revenues from product sales upon shipment to the customer or, to a lesser extent, upon receipt by the customer, in accordance with agreed-upon customer terms. Revenues from long-term service contracts and maintenance arrangements were recognized on a straight-line basis over the agreement period.
We recognized revenues from long-term construction/installation contracts under the percentage-of-completion method of accounting. The percentage-of-completion was measured principally by the percentage of costs incurred to date for each contract to the estimated total costs for such contract at completion. We recognized revenues for similar short-term contracts using the completed-contract method of accounting.
Provisions for any estimated losses on uncompleted long-term contracts were made in the period in which such losses were determined. In the case of customer change orders for uncompleted long-term contracts, estimated recoveries were included for work performed in forecasting ultimate profitability on certain contracts. Due to uncertainties inherent in the estimation process, it was reasonably possible that completion costs, including those that arose from contract penalty provisions and final contract settlements, could be revised in the near-term. Such revisions to costs and income were recognized in the period in which the revisions were determined.
Unbilled receivables arose when revenues had been recorded but the amounts had not been billed under the terms of the contracts. These amounts were recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Claims related to long-term contracts were recognized as revenue only after we had determined that collection was probable and the amount could be reliably estimated. Claims made by us involved negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incurred litigation or other dispute-resolution costs in connection with claims, such costs were expensed as incurred, although we might seek to recover these costs. Claims against us were recognized when a loss was considered probable and amounts were reasonably estimable.
We recognized $267.0 and $339.7 in revenues under the percentage-of-completion method for the years ended December 31, 2017 and 2016, respectively.
Research and Development Costs—The Company conducts research and development activities for the purpose of developing and improving new products. The related expenditures are expensed as incurred and totaled $17.6, $17.4 and $19.4 in 2018, 2017 and 2016, respectively, and are classified within selling, general and administrative expense within the consolidated statements of operations.
Property, Plant and Equipment—Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of capital leases, was $41.6, $43.6 and $44.7 for the years ended December 31, 2018, 2017 and 2016, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.
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
Income Taxes—Deferred income tax assets and liabilities, as presented in the consolidated balance sheets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess whether deferred tax assets will be realized and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and significantly changed existing U.S. tax law, including numerous provisions that affect businesses. The Tax Act introduced changes that impacted U.S. corporate tax rates, certain deductions, credits and imposed a tax on the “deemed repatriation” (the “Transition Tax”) of all post-1986 earnings of foreign subsidiaries on which U.S. tax had previously been deferred.
Given the widespread applicability of these changes to most U.S. companies, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”) to assist registrants in addressing any uncertainty or diversity of views in applying ASC Topic 740 in the reporting period in which the Tax Act was enacted. SAB 118 provided registrants with the option of reporting a reasonable estimate for certain income tax effects of the Tax Act in situations in which a company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting required under ASC Topic 740. The reasonable estimate is reported as a provisional amount in a company’s financial statements during a “measurement period”.
The measurement period began in the reporting period that included the Tax Act’s enactment date (the Company’s fourth quarter of 2017) and ended when a company obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. During the measurement period, companies were to act in good faith to complete the accounting required under ASC Topic 740. SAB 118 provided that the measurement period should not, under any circumstances, extend for a period beyond one year from the enactment date. As a result, the Company completed the accounting for the Tax Act in the fourth quarter of 2018 and made disclosures related to the completed accounting for the Tax Act pursuant to SAB 118. Refer to Note 9 for additional discussion regarding the Company’s application of SAB 118.
Derivative Financial Instruments—We use foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in accumulated other comprehensive loss (“AOCL”) and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. The basis for these projected revenues is the annual operating plan for each of the related businesses.
Investments in Unconsolidated Companies—Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary. The financial position, results of operations and cash flows of our VIEs are not material, individually or in the aggregate, in relation to our consolidated financial statements.
(2)    USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues (e.g., our estimates related to contract revenues recognized over time described above) and expenses during the reporting period. We evaluate these estimates and judgments on an ongoing basis and base our estimates on experience, current and expected future conditions, third-party evaluations and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the consolidated financial statements and related notes.
Listed below are certain significant estimates and assumptions used in the preparation of our consolidated financial statements. Certain other estimates and assumptions are further explained in the related notes.
Accounts Receivable Allowances—We provide allowances for estimated losses on uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. Summarized below is the activity for the allowance for uncollectible accounts:

	Year ended December 31,
	2018	2017	2016
Balance at beginning of year	$19.5	$19.0	$20.5
Allowances provided	4.7	4.9	4.6
Write-offs, net of recoveries, credits issued and other	(5.6)	(4.4)	(6.1)
Balance at end of year	$18.6	$19.5	$19.0
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.
Goodwill and Indefinite-Lived Intangible Assets—We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. The financial results of many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and blended effective tax rates. Actual results may differ from these estimates under different assumptions or conditions. See Note 7 for further information, including discussion of impairment charges recorded in 2018 and 2016, and our annual impairment test performed in the fourth quarter of 2018.
Accrued Expenses—We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2018 and 2017.

	December 31,
	2018	2017
Employee benefits(1)	$80.2	$96.2
Warranty	14.7	13.3
Restructuring	7.7	12.4
Other(2)	92.7	85.4
Total	$195.3	$207.3

(1)	Employee benefits consist of various employee-related items including, among other items, accrued bonus, vacation, payroll and payroll-related taxes.

(2)	Other consists of various items including, among other items, accruals for third-party commissions, sales and value-added taxes, interest and freight costs.
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
Self-Insurance—We are self-insured for certain of our workers' compensation, automobile, product, general liability and health costs and, thus, record an accrual for our retained liability. The liability for these programs is reflected in our consolidated balance sheets as of December 31, 2018 and 2017 within “Accrued expenses.”

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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

	Year ended December 31,
	2018	2017	2016
Balance at beginning of year	$14.2	$10.8	$14.8
Provisions	13.5	14.4	8.9
Usage	(11.5)	(13.1)	(12.2)
Currency translation adjustment	(0.8)	2.1	(0.7)
Balance at end of year	15.4	14.2	10.8
Less: Current portion of warranty	14.7	13.3	10.2
Non-current portion of warranty	$0.7	$0.9	$0.6
Income Taxes—We review our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as “Deferred and other income taxes” in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. We establish a valuation allowance against deferred tax assets when, based on all available evidence, we believe that it is more likely than not that we will not realize a benefit associated with such assets. See Note 9 for further discussion of our accounting for income taxes and potential uncertain tax positions.
Employee Benefit Plans—Certain of our employees participate in defined benefit pension and other postretirement plans we sponsor. The expense for these plans is derived from an actuarial calculation based on the plans' provisions and assumptions regarding discount rates and rates of increase in compensation levels. Discount rates for most of the plans are based on representative bond indices. Rates of increase in compensation levels are established based on expectations of current and foreseeable future increases in compensation. Independent actuaries are consulted in determining these assumptions. See Note 8 for further discussion of our accounting for pension and postretirement benefits.
(3)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In January 2016, the FASB issued an amendment that, among other requirements, supersedes the guidance to classify equity securities with readily determinable fair values into different categories (e.g., trading or available-for-sale) and requires equity securities to be measured at fair value, with changes in the fair value recognized through net income. The amendment allows equity investments that do not have readily determinable fair values to be remeasured at fair value either upon the occurrence of an observable price change or upon identification of an impairment. The amendment also requires enhanced disclosures about such investments. In connection with our adoption of this amendment during 2018, we adjusted an equity security’s basis, previously reflected in our consolidated financial statements at historical cost, to estimated fair value, resulting in a cumulative reduction, net of taxes, of $12.1 of accumulated deficit during the year. See Note 14 for additional information regarding this equity investment.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available.
We expect to use the package of practical expedients that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally expect to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. We will adopt this guidance at the adoption date of January 1, 2019, using the transition method that allows us to initially apply the new standard as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. We are additionally assessing the impact of the new standard on our internal controls over financial reporting.
We determine if an arrangement is a lease at inception. We lease certain manufacturing facilities, offices, sales and service locations, machinery and equipment, vehicles and office equipment under operating leases. Under the new standard, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under the new standard, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, upon adoption of the new standard, we will use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. Operating lease ROU assets will also include any lease payments made prior to the date of our adoption of the new standard and exclude lease incentives. Our lease terms may include options to extend or terminate leases that we are reasonably certain to exercise. Operating lease expense under the new standard will be recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, and, as noted above, we expect to account for the lease and non-lease components as a single lease component under the new standard.
Our current capital lease obligations consist primarily of facility leases. Upon adoption of the new standard, we will reclassify a single lease from capital to operating based on specific transition requirements for build-to-suit arrangements recognized as capital leases under the prior accounting standard. The new standard requires capital lease assets and liabilities recognized under the prior standard due solely to the build-to-suit guidance in the prior standard to be derecognized upon adoption of the new standard. Upon derecognizing these assets and liabilities, we are required to assess the lease classification based on the principles of the new standard. Based on our assessment of this lease under the new standard, we determined the lease to be operating. This lease represents $7.4 of our total capital lease obligation included in Note 13 to our consolidated financial statements.
The adoption of the new standard will have a material impact on our consolidated balance sheet due to the recognition of ROU assets and lease liabilities. Because of the transition method we will use to adopt the new standard, it will not be applied to periods prior to adoption and the adoption will have no impact on our previously reported results. The future minimum lease payments for our operating leases of $84.1 as of December 31, 2018 are discussed in Note 13 to the consolidated financial statements. Upon adoption of the new standard, we expect to recognize operating lease ROU assets and lease liabilities that reflect the present value of these future payments. After adoption, we will first report the operating lease ROU assets and lease liabilities as of March 30, 2019 based on our lease portfolio as of that date. As part of the adoption, we will assess ROU assets for impairment and any such charges resulting from this assessment will result in an adjustment to accumulated deficit. While our assessment has not been concluded we expect that, at a minimum, the rationalization of a business in our Food and Beverage segment during the fourth quarter of 2018, as discussed further in Notes 5 and 7 to our consolidated financial statements, will result in an impairment of an ROU asset and a charge to accumulated deficit.
In October 2016, the FASB issued an amendment that requires recognition of the income tax consequences of an intra-entity transfer of assets other than inventory. Under current authoritative guidance, the tax effects of intra-entity asset transfers (intercompany sales) are deferred until the transferred asset is sold to a third party or otherwise recovered through use. This amendment requires tax expense and deferred tax asset recognition from the intra-entity sale of the asset in the seller’s tax jurisdiction when the asset transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. We adopted this amendment as of the beginning of 2018 using modified retrospective application, and recorded a cumulative charge of $3.8 to accumulated deficit during the year.
In November 2016, the FASB issued an amendment to guidance for statement of cash flow presentation, which requires that entities explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents in the statement of cash flows. Entities are also required to reconcile such total to

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

amounts on the balance sheet and disclose the nature of the restrictions. We adopted this amendment in 2018 using retrospective application. The amounts of restricted cash included in our consolidated balance sheets are disclosed parenthetically in the captions “Consolidated cash, cash equivalents and restricted cash - beginning of period” and “Consolidated cash, cash equivalents and restricted cash - end of period” in our accompanying consolidated statements of cash flows. Such restricted cash balances consist primarily of deposits which serve as bank guarantees related to our performance under customer contracts and are required by law in certain international jurisdictions in lieu of letters or credit or other forms of security.
In February 2018, the FASB issued an amendment to guidance which allows entities to reclassify certain stranded income tax effects from accumulated other comprehensive income/loss to retained earnings resulting from the Tax Act, as well as additional financial statement disclosures to clarify the effects of adoption. The Company adopted this amendment as of the beginning of 2018 and elected to reclassify the income tax effects of the Tax Act between AOCL and accumulated deficit. The Company recorded a cumulative reduction of $7.3 of accumulated deficit and corresponding charge to AOCL during the year. The tax effects reclassified under this standard included the change in federal tax rate (net of the change in federal benefit of state tax, where applicable) pursuant to the Tax Act on the foreign exchange gains (losses) recorded through AOCL and the reversal of the tax impact of certain gains (losses) where the Tax Act impacted the Company’s intention to repatriate certain earnings that were previously taxed but would result in a tax on the foreign exchange gain (loss) upon repatriation.
In March 2018, the FASB issued an amendment to update the Codification and XBRL Taxonomy as a result of the Tax Act, and to incorporate SAB 118 as released by the SEC, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This amendment is effective for interim and annual reporting periods beginning after December 15, 2018. As of December 31, 2018, the Company has completed its accounting for the impact of this tax reform legislation.
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to fair value measurements. This amendment removes, modifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirements to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for timing of transfers between levels, and requires certain additional disclosures related to Level 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its consolidated financial statements.
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to defined benefit plans. This amendment removes, clarifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirement to disclose the effects of a one-percentage point change in assumed health care cost trend rates on postretirement benefit obligations and service and interest cost components of periodic benefit costs, and requires an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This amendment is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact this amendment may have on its consolidated financial statements.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Summary of Effects of Retrospective Accounting Standard Changes Adopted in 2018
The cumulative effects of the changes made to our consolidated balance sheet during 2018 as a result of the adoption of the accounting standard updates on (i) revenue recognition, (ii) recognition of equity securities at fair value, (iii) income tax consequences of intra-entity non-inventory asset transfers and (iv) reclassification of certain stranded income tax effects from AOCL to accumulated deficit, were as follows:

		Effects of adoption of accounting standards updates related to:
Balance Sheet	As filed December 31, 2017	Revenue recognition	Adjustment of equity security to fair value	Tax effects of intra-entity non-inventory asset transfers	Stranded AOCL reclassifications due to the Tax Act	Total effects of adoption	With effect of accounting standard updates January 1, 2018
Assets
Accounts receivable, net	$381.4	$3.3	$—	$—	$—	$3.3	$384.7
Contract assets	57.7	17.8	—	—	—	17.8	75.5
Inventories, net	293.9	5.8	—	—	—	5.8	299.7
Other current assets	50.0	0.5	—	—	—	0.5	50.5
Other assets	159.8	(0.5)	16.0	(3.8)	—	11.7	171.5

Liabilities
Contract liabilities	182.3	20.5	—	—	—	20.5	202.8
Accrued expenses	207.3	3.1	—	—	—	3.1	210.4
Income taxes payable	21.6	0.2	—	—	—	0.2	21.8
Deferred and other income taxes	63.3	0.8	3.9	—	—	4.7	68.0

Equity
Accumulated deficit	(327.5)	2.3	12.1	(3.8)	7.3	17.9	(309.6)
Accumulated other comprehensive loss	(372.8)	—	—	—	(7.3)	(7.3)	(380.1)
(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
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
We have three reportable segments: Food and Beverage, Power and Energy, and Industrial. In determining our segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering asset impairment charges, restructuring and other related charges, pension and postretirement service costs and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our chief operating decision maker evaluates the results of each segment.
Revenues by reportable segment and geographic area represent sales to unaffiliated customers, and no one customer or group of customers that, to our knowledge, are under common control accounted for more than 10% of our consolidated revenues for any period presented. Intercompany revenues among our reportable segments are not significant. Identifiable assets by reportable segment are those used in the respective operations of each.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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
Financial data for our reportable segments as of or for the years ended December 31, 2018, 2017 and 2016 were as follows:

	As of or for the Year Ended December 31,
	2018	2017	2016
Revenues:
Food and Beverage	$743.9	$715.9	$728.3
Power and Energy	590.4	543.2	562.7
Industrial	755.8	692.4	705.0
Total revenues	$2,090.1	$1,951.5	$1,996.0

Income:
Food and Beverage	$87.7	$74.9	$75.1
Power and Energy	52.5	35.5	25.4
Industrial	101.1	86.1	98.8
Total income for reportable segments	$241.3	$196.5	$199.3

Corporate expense	48.0	56.6	58.0
Pension and postretirement service costs	1.9	1.5	1.9
Asset impairment charges	14.6	4.9	461.9
Restructuring and other related charges	8.4	14.4	60.1
Consolidated operating income (loss)	$168.4	$119.1	$(382.6)

Capital expenditures:
Food and Beverage	$7.4	$5.8	$25.0
Power and Energy	7.7	4.3	6.3
Industrial	7.4	4.2	5.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	As of or for the Year Ended December 31,
	2018	2017	2016
Other(1)	3.0	5.1	7.3
Total capital expenditures	$25.5	$19.4	$44.0

Depreciation and amortization:
Food and Beverage	$16.1	$17.0	$14.1
Power and Energy	20.7	20.1	21.4
Industrial	13.2	14.5	16.7
Other(1)	8.7	9.6	12.5
Total depreciation and amortization	$58.7	$61.2	$64.7

Identifiable assets:
Food and Beverage	$889.2	$924.3	$896.4
Power and Energy	825.0	928.6	873.8
Industrial	619.3	629.3	603.8
Other(2)	218.3	206.8	229.2
Total identifiable assets	$2,551.8	$2,689.0	$2,603.2

Geographic areas:
Revenues(3):
United States	$720.8	$693.0	$697.2
United Kingdom	218.6	211.8	203.6
China	154.6	128.0	137.3
France	109.2	123.4	125.2
Denmark	89.5	98.0	96.7
Germany	94.1	96.2	98.6
Other	703.3	601.1	637.4
Total revenues	$2,090.1	$1,951.5	$1,996.0

Long-lived assets:
United States	$276.6	$254.4	$285.3
Other	211.2	266.3	243.9
Total long-lived assets	$487.8	$520.7	$529.2

(1)
Relates to corporate PP&E or PP&E that is utilized by all of our reportable segments along with related depreciation expense. Depreciation reflects the cost of our Charlotte, NC corporate headquarters, amongst other corporate PP&E.

(2)	Relates primarily to assets (e.g., cash and PP&E) of various corporate subsidiaries.

(3)	Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
(5)    RESTRUCTURING AND OTHER RELATED C HARGES
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
Restructuring and other related charges of $8.4 during 2018 included costs associated primarily with the rationalization of a business in our Food and Beverage segment as well as costs associated with other employee terminations and, to a lesser extent, facility consolidation, across each segment.
During 2017 and 2016, we executed a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program was intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

which allow us to operate more efficiently. Restructuring and other related charges of $14.4 for 2017 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation. In connection with the global realignment program, we recorded restructuring and other related charges of $60.1 in 2016. These restructuring and other related charges were primarily related to restructuring initiatives to consolidate manufacturing and sales facilities, reduce workforce, and rationalize certain product lines.
The components of the charges have been computed based on expected cash payouts, including severance and other employee benefits based on existing severance policies, local laws, and other estimated exit costs.
Liabilities for exit costs including, among other things, severance, other employee benefit costs, and operating lease obligations on idle facilities, are measured initially at their fair value and recorded when incurred.
With the exception of certain employee termination obligations, which are not material to our consolidated financial statements, we anticipate that liabilities related to restructuring actions as of December 31, 2018 will be paid within one year from the period in which the action was initiated.
Restructuring and other related charges for the years ended December 31, 2018, 2017 and 2016 are described in more detail below and in the applicable sections that follow:

	Year ended December 31,
	2018	2017	2016
Employee termination costs	$7.4	$11.5	$50.5
Facility consolidation costs	1.0	2.9	9.3
Other cash costs, net	—	—	0.3
Total	$8.4	$14.4	$60.1
Restructuring and Other Related Charges by Reportable Segment

Charges for 2017 and 2016 noted below related to our global realignment program.
2018 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Total Restructuring and Other Related Charges
Food and Beverage	$4.4	$0.9	$—	$5.3
Power and Energy	1.1	(0.1)	—	1.0
Industrial	2.0	0.2	—	2.2
Other	(0.1)	—	—	(0.1)
Total	$7.4	$1.0	$—	$8.4
Food and Beverage—Charges for 2018 related primarily to severance and other costs of $3.5 associated with the rationalization of a business based primarily in the EMEA region. Charges also included severance and other costs related to the reorganization of the segment's commercial function in the EMEA region, and to a further consolidation of our facilities in Poland, including the lease cancellation and other exit costs of $0.8 associated with a former facility. Once completed, these restructuring activities are expected to result in the termination of approximately 60 employees.
Power and Energy—Charges for 2018 included severance and other costs associated with a reduction in workforce of the manufacturing operations of a facility in the U.K., which were partially offset by a credit related primarily to a revision of estimates for certain previously recognized restructuring initiatives. Once completed, these restructuring activities are expected to result in the termination of approximately 50 employees.
Industrial—Charges for 2018 related primarily to severance and other costs associated with (i) operations and commercial personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities. Once completed, these restructuring activities are expected to result in the termination of approximately 20 employees.
Expected charges still to be incurred under actions approved as of December 31, 2018 are approximately $0.7.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

2017 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Total Restructuring and Other Related Charges
Food and Beverage	$6.6	$1.6	$—	$8.2
Power and Energy	(0.1)	0.5	—	0.4
Industrial	5.2	0.8	—	6.0
Other	(0.2)	—	—	(0.2)
Total	$11.5	$2.9	$—	$14.4
Food and Beverage—Charges for 2017 related primarily to (i) charges associated with the consolidation and relocation of a manufacturing facility in Germany to an existing facility in Poland and (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, engineering, operational and administrative functions across all regions in which the segment operates. These restructuring activities resulted in the termination of 91 employees.
Charges for 2017 also included $0.6 related to lease cancellation costs for a portion of the leased space of a facility in the APAC region.
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
Industrial—Charges for 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of the manufacturing operations of facilities in Sweden and the Netherlands to existing facilities in Poland and other locations and (ii) the reorganization and consolidation of certain commercial, engineering, operational and administrative functions across all regions in which the segment operates, partially offset by (iii) revisions of estimates for severance and other costs related to the previously planned consolidation and relocation of a manufacturing facility in the U.S. These restructuring activities resulted in the termination of 121 employees.
2016 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Other Cash Costs, Net	Total Restructuring and Other Related Charges
Food and Beverage	$16.8	$5.2	$—	$22.0
Power and Energy	18.3	0.2	0.3	18.8
Industrial	5.2	3.9	—	9.1
Other	10.2	—	—	10.2
Total	$50.5	$9.3	$0.3	$60.1
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Other—Charges for 2016 related primarily to severance and other related costs across various corporate support functions. These restructuring activities resulted in the termination of 130 employees.
The following is an analysis of our restructuring liabilities for the years ended December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Balance at beginning of year	$12.4	$33.6	$32.9
Restructuring and other related charges	8.4	14.4	60.1
Utilization — cash	(12.9)	(37.5)	(58.9)
Currency translation adjustment and other	(0.2)	1.9	(0.5)
Balance at end of year	$7.7	$12.4	$33.6
(6)    INVENTORIES, NET
Inventories at December 31, 2018 and 2017 comprised the following:

	December 31,
	2018	2017
Finished goods	$93.7	$92.3
Work in process	98.8	99.2
Raw materials and purchased parts	119.7	108.9
Total FIFO cost	312.2	300.4
Excess of FIFO cost over LIFO inventory value	(7.4)	(6.5)
Total inventories	$304.8	$293.9
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 8% and 7% of total inventory at December 31, 2018 and 2017, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(7)    GOODWILL, OTHER INTANGIBLE ASSETS, AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2018 were as follows:

	December 31, 2017	Impairments	Foreign Currency Translation and Other	December 31, 2018
Food and Beverage	$271.8	$—	$(10.3)	$261.5
Power and Energy(1)	272.4	—	(8.5)	263.9
Industrial(2)	227.1	—	(8.2)	218.9
Total	$771.3	$—	$(27.0)	$744.3

(1)	The carrying amount of goodwill included $248.5 and $256.5 of accumulated impairments as of December 31, 2018 and 2017, respectively.
(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of December 31, 2018 and 2017.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2017 were as follows:

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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
Goodwill Impairment Tests (2018 and 2017)
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2018 and 2017. Based on improved customer order patterns and profitability of our Power and Energy reporting unit during 2018 and 2017, relative to assumptions utilized in our 2016 annual goodwill impairment testing (see further discussion below), the estimated fair value of the reporting unit exceeded its carrying value by greater than 20% and 30%, respectively. The estimated fair value of each of our other reporting units also significantly exceeded its respective carrying value.
Goodwill Impairment Tests and Charge (2016)
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
Using revised cash flow projections as of July 2, 2016, market participant discount rates, and EBITDA multiples observed of peer companies and in recent transactions in the oil and gas industry, we determined the “step one” fair value of our Power and Energy reporting unit was below the carrying value of its net assets. In “step two” of the goodwill impairment test, we estimated the implied fair value of Power and Energy’s goodwill as of July 2, 2016, which resulted in an impairment charge related to such goodwill of $252.8. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy as further defined in Note 14.
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
Other Intangibles, Net
Identifiable intangible assets were as follows:

	December 31, 2018			December 31, 2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$218.1	$(128.7)	$89.4	$226.1	$(121.9)	$104.2
Technology	84.5	(54.0)	30.5	94.1	(50.9)	43.2
Patents	6.7	(5.3)	1.4	6.8	(5.1)	1.7
Other	10.8	(10.8)	—	13.8	(11.1)	2.7
	320.1	(198.8)	121.3	340.8	(189.0)	151.8
Trademarks with indefinite lives	191.0	—	191.0	198.5	—	198.5
Total	$511.1	$(198.8)	$312.3	$539.3	$(189.0)	$350.3

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Amortization expense was $17.1, $17.6 and $20.0 for the years ended December 31, 2018, 2017 and 2016, respectively. Estimated amortization expense related to these intangible assets is $15.5 in 2019, $15.3 in 2020, $15.0 in 2021, $11.8 in 2022 and $7.7 in 2023.
At December 31, 2018, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $68.6 in Power and Energy, $34.5 in Food and Beverage, and $18.2 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $96.6 in Food and Beverage, $59.9 in Industrial, and $34.5 in Power and Energy.
Intangible Impairment Tests (2018 and 2017) and Charges (2018)
Management performed its annual indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter of 2018. Based on the results of our annual indefinite-lived intangible asset impairment testing in 2018, we determined that the estimated fair value of the trademark of a business in our Food and Beverage segment was impaired. Concurrently, during the fourth quarter of 2018, management concluded to rationalize this business, and we recorded an impairment charge of $8.3 related to the technology assets and of $1.4 related to the trademark associated with the business within the Food and Beverage segment. Each of our other indefinite-lived intangible assets exceeded its respective carrying value by at least 23%. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2018 related to the impairments previously discussed and to foreign currency translation.
Management performed its annual indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter of 2017. Based on the results of our annual indefinite-lived intangible asset impairment testing in 2017, we determined that the estimated fair value of each of our indefinite-lived intangible assets exceeded its respective carrying value by at least 9%. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2017 related primarily to foreign currency translation.
Intangible Impairment Tests and Charges (2016)
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
Tangible Long-Lived Asset Impairment Charges
2018 Charges:
In addition to the $9.7 of intangible asset impairment charges noted above, asset impairment charges for 2018 included tangible long-lived asset impairment charges of (i) $4.5 associated with the rationalization of a Food and Beverage segment business based primarily in the EMEA region and (ii) $0.4 related to certain assets of the Power and Energy segment.
2017 Charges:
Asset impairment charges for 2017 included tangible long-lived asset impairment charges of $3.6 in connection with the sale of certain corporate assets during the year, $0.8 related to certain corporate-based information technology assets, and $0.5 related to a Food and Beverage segment product line which was exited and formerly based primarily in the EMEA region.
2016 Charges:
In addition to the $252.8 and $189.4 of goodwill and intangible asset impairment charges, respectively, noted above, asset impairment charges for 2016 included tangible long-lived asset impairment charges of (i) $17.4 that resulted primarily

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

from management’s decision during 2016 to market certain corporate assets for sale (such assets were sold in 2017, as noted above) and, to a lesser extent, (ii) $1.5, $0.7 and $0.1 of certain assets related to the Power and Energy, Food and Beverage, and Industrial segments, respectively.
(8)    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
Overview—SPX FLOW sponsors a number of defined benefit pension plans that cover certain employees in foreign countries, principally in Europe, as well as certain domestic nonqualified pension and postretirement plans. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.
Clyde Union—Upon the acquisition of Clyde Union in December 2011, we assumed participation in a multiemployer benefit plan under the terms of a collective-bargaining agreement that covers Clyde Union’s domestic union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following respects:

•	Assets contributed to the multiemployer plan by us may be used to provide benefits to employees of other participating employers;

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	If we choose to stop participating in the multiemployer plan, we may be required to pay an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
We participate in the following multiemployer benefit plan:

Pension Fund	EIN Pension Plan Number	Pension Protection Act Zone Status - 2018	Financial Improvement Plan/Rehabilitation Plan Status Pending	2018 Contributions	2017 Contributions	Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
IAM	51-6031295-002	Green	No	$—	$—	No	August 10, 2021
The contributions made by Clyde Union during 2018 and 2017, which were less than $0.1 in each year, were not more than 5% of the total contributions made to the IAM National Pension Fund, National Pension Plan (‘‘IAM’’). In 2011, the IAM began applying an election for funding relief which allows the IAM to amortize the investment losses incurred for the plan year ended December 31, 2008 over a period of up to 29 years (as opposed to 15 years that would otherwise have been required). Furthermore, in accordance with the election, the current asset valuation method has been updated to recognize the investment losses incurred during the 2008 plan year over a ten-year period as opposed to the previous period of five years.
The plan year-end date for all our plans is December 31. Below is further discussion regarding our plans, including information on plan assets, employer contributions and benefit payments, obligations and funded status, and periodic pension and postretirement benefit expense (income).
Plan assets—Our investment strategy is based on the protection and long-term growth of principal while mitigating overall investment risk. Our foreign defined benefit pension plans’ assets, with fair values of $6.1 and $0.7 at December 31, 2018 and 2017, respectively, are invested in insurance contracts and classified as Level 3 assets in the fair value hierarchy. During 2018 and 2017, there were no transfers between levels of the fair value hierarchy for any of our plans, and no shares of SPX FLOW common stock were held by our defined benefit pension plans as of December 31, 2018 and 2017. Our domestic nonqualified pension and postretirement benefit plans are unfunded and have no plan assets.
Employer Contributions—Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay as you go basis in the form of direct benefit payments. In 2018, we made contributions of $0.2 to our foreign plans that are funded. In addition, we made direct benefit payments of $2.2 related to our foreign plans that are unfunded. Our domestic nonqualified pension and postretirement plans are funded by us on a pay as you go basis. We made no direct benefit payments related to these plans in 2018.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

In 2019, we expect to make minimum required funding contributions of $0.2 and direct benefit payments of $2.1 related to our foreign pension plans and direct benefit payments of $6.4 related to our domestic nonqualified pension and postretirement benefit plans.
Estimated Future Benefit Payments—Following is a summary, as of December 31, 2018, of the estimated future benefit payments for our foreign and domestic pension plans and our domestic postretirement plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our unfunded plans.

	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Postretirement Benefits
2019	$2.3	$6.3	$0.1
2020	2.6	—	0.1
2021	2.4	—	0.2
2022	2.2	—	0.1
2023	2.6	—	0.1
Subsequent five years	14.3	2.7	0.7
The expected future benefit payments for our plans are estimated based on the same assumptions used at December 31, 2018 to measure our obligations and include benefits attributable to estimated future employee service, to the extent applicable.
Obligations and Funded Status—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The following tables show the foreign and domestic pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2018	2017	2018	2017	2018	2017
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$48.3	$50.1	$9.8	$8.3	$4.3	$3.9
Service cost	0.8	0.7	1.0	0.7	0.1	0.1
Interest cost	0.7	0.8	0.3	0.3	0.2	0.1
Actuarial losses (gains)	(2.0)	(1.6)	(0.3)	0.5	(0.4)	0.2
Benefits paid	(2.5)	(2.9)	—	—	—	—
Recognition of plans previously accounted for as defined contribution plans	6.1	—	—	—	—	—
Plan settlements	—	(4.2)	—	—	—	—
Curtailment gains	—	(1.1)	(0.1)	—	(0.2)	—
Foreign exchange and other	(1.9)	6.5	—	—	—	—
Projected benefit obligation - end of year	$49.5	$48.3	$10.7	$9.8	$4.0	$4.3

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2018	2017	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets - beginning of year	$0.7	$3.9	$—	$—	$—	$—
Actual return on plan assets	—	(0.1)	—	—	—	—
Contributions (employer and employee)	0.3	0.2	—	—	—	—
Benefits paid	(0.3)	(0.3)	—	—	—	—
Recognition of plans previously accounted for as defined contribution plans	5.5	—	—	—	—	—
Plan settlement	—	(3.2)	—	—	—	—
Foreign exchange and other	(0.1)	0.2	—	—	—	—
Fair value of plan assets - end of year	$6.1	$0.7	$—	$—	$—	$—
Funded status at year-end	(43.4)	(47.6)	(10.7)	(9.8)	(4.0)	(4.3)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(2.0)	(2.2)	(6.2)	—	(0.1)	(0.1)
Other long-term liabilities	(41.4)	(45.4)	(4.5)	(9.8)	(3.9)	(4.2)
Net amount recognized	$(43.4)	$(47.6)	$(10.7)	$(9.8)	$(4.0)	$(4.3)
Amount recognized in accumulated other comprehensive loss (pre-tax) consists of net prior service costs	$0.1	$0.1	$—	$—	$—	$—
The accumulated benefit obligation for each foreign pension plan exceeded the fair value of its plan assets at December 31, 2018 and 2017. The accumulated benefit obligation for all foreign pension plans was $47.7 and $46.5 at December 31, 2018 and 2017, respectively. The accumulated benefit obligation for the domestic nonqualified pension plan was $10.7 and $8.7 at December 31, 2018 and 2017, respectively. The accumulated benefit obligation for the domestic postretirement plan was $4.0 and $4.3 at December 31, 2018 and 2017, respectively.
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)—Net periodic pension benefit expense (income) for our foreign and domestic pension plans and domestic postretirement plan included the following components:

	Year ended December 31, (1)
	Foreign Pension Plans			Domestic Pension Plan			Domestic Postretirement Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost(2)	$0.8	$0.7	$1.1	$1.0	$0.7	$0.7	$0.1	$0.1	$0.1
Interest cost	0.7	0.8	1.1	0.3	0.3	0.8	0.2	0.1	0.2
Expected return on plan assets	(0.1)	(0.1)	(0.1)	—	—	—	—	—	—
Curtailment gains(3)	—	(1.1)	(1.0)	(0.1)	—	—	(0.2)	—	—
Recognized net actuarial losses (gains)(4)	(1.4)	(1.6)	2.2	(0.3)	0.5	(1.2)	(0.4)	0.2	0.5
Total net periodic pension/postretirement benefit expense (income)	$—	$(1.3)	$3.3	$0.9	$1.5	$0.3	$(0.3)	$0.4	$0.8

(1)
Service cost is classified in “Selling, general and administrative” expense and all other components of net periodic pension and postretirement expense (income) are classified in “Other income (expense), net” in our accompanying consolidated statements of operations for each year presented.

(2)
Service cost in 2018 of the domestic pension plan includes $0.2 related to the accelerated vesting of a year of service credit related to the resignation of a former participant in the plan during the fourth quarter of 2018.

(3)
Curtailment gains in 2018 of the domestic pension and postretirement plans are related to the resignation during the fourth quarter of 2018 of a former participant in those plans. Curtailment gain in 2017 of the foreign pension plans is related to the cessation of accrual of future benefits by participants in a defined benefit pension plan in the Netherlands during the first quarter. The accumulated obligations for future pension payments to participants in this plan were also transferred to an insurance company at that time. Under the agreement, the insurance company irrevocably assumed the obligation to make future pension payments to the approximately 60 participants of the plan. Curtailment gains in 2016 of the foreign pension plans resulted from restructuring actions that impacted a facility in France.

(4)
Consists of reported actuarial losses (gains) and the difference between actual and expected returns on plan assets. For 2018, the amount related to foreign pension plans also includes a cumulative charge of $0.6 related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Assumptions—Actuarial assumptions used in accounting for our foreign pension plans and domestic nonqualified pension plan, were as follows:

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan
	2018	2017	2016	2018	2017	2016
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	1.51%	1.54%	2.09%	3.49%	3.82%	3.04%
Rate of increase in compensation levels	2.50%	2.68%	2.85%	2.50%	2.50%	2.50%
Expected long-term rate of return on assets	1.00%	1.82%	1.97%	N/A	N/A	N/A
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	1.52%	1.51%	1.54%	4.11%	3.49%	3.82%
Rate of increase in compensation levels	2.71%	2.50%	2.68%	N/A	2.50%	2.50%
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
Actuarial assumptions used in accounting for our domestic postretirement plan was as follows:

	Year ended December 31,
	2018	2017	2016
Assumed health care cost trend rates:
Health care cost trend rate for next year	7.00%	7.25%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	3.79%	4.32%	4.66%
Discount rate used in determining year-end postretirement benefit obligation	4.55%	3.79%	4.32%
The accumulated postretirement benefit obligation was determined using the terms and conditions of our plan, together with relevant actuarial assumptions and health care cost trend rates. It is our policy to review the postretirement assumptions annually. The assumptions are determined by us and are established based on our prior experience and our expectations that future rates will decline. In addition, we consider advice from independent actuaries.
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan (the ‘‘401(k) Plan’’) pursuant to Section 401(k) of the U.S. Internal Revenue Code to which eligible U.S. employees of the Company may voluntarily contribute. Under the 401(k) Plan, such employees may contribute up to 50% of their compensation into the 401(k) Plan and the Company matches a portion of participating employees’ contributions.
Prior to the amendment discussed below, the Company’s matching contributions were primarily made in newly issued shares of SPX FLOW common stock and were issued at the prevailing market price. The matching contributions vested with the employee immediately upon the date of the match and there were no restrictions on the resale of SPX FLOW common stock held by employees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

As of the market close on March 29, 2018, the Company amended the 401(k) Plan to institute a freeze of new investments (whether through contributions, transfers, exchanges or rebalancing) directed into the SPX FLOW Stock Fund investment option provided under the 401(k) Plan. All Company matching contributions to the 401(k) Plan related to payroll periods ending after March 29, 2018 have been contributed in cash instead of Company common stock and, as a result of this change, Company matching contributions after such date have not impacted the number of outstanding shares or “Paid-In Capital.” Amounts contributed under the 401(k) Plan for the years ended December 31, 2018, 2017 and 2016 were $6.6, $5.7 and $6.5, respectively.
(9)    INCOME TAXES
Income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2018	2017	2016
Income (loss) before income taxes:
United States	$116.1	$100.6	$(65.5)
Foreign	(0.3)	(42.7)	(416.5)
	$115.8	$57.9	$(482.0)
Provision for (benefit from) income taxes:
Current:
United States	$37.3	$26.6	$(3.9)
Foreign	24.7	16.4	4.9
Total current	62.0	43.0	1.0
Deferred and other:
United States	0.2	(30.2)	(47.4)
Foreign	8.9	(1.7)	(54.6)
Total deferred and other	9.1	(31.9)	(102.0)
Total provision (benefit)	$71.1	$11.1	$(101.0)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2018	2017	2016
Tax at U.S. federal statutory rate	21.0%	35.0%	35.0%
State and local taxes, net of U.S. federal benefit	2.1	1.8	0.8
U.S. credits and exemptions	(3.4)	(9.0)	0.2
Tax rate differential on foreign earnings	10.4	9.6	(3.8)
Adjustments to uncertain tax positions	0.1	(7.4)	0.2
Changes in valuation allowance	10.6	17.5	(1.4)
Tax on repatriation of foreign earnings	19.2	93.9	0.2
U.S. federal rate change	0.2	(123.0)	—
Stock compensation	0.1	2.2	—
Non-deductible goodwill impairment	—	—	(15.7)
Poland economic development incentive	—	—	4.9
Other	1.1	(1.4)	0.6
	61.4%	19.2%	21.0%

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss and credit carryforwards	$349.2	$406.6
Pension, other postretirement and postemployment benefits	9.7	10.0
Payroll and compensation	13.8	12.3
Working capital accruals	12.7	13.9
Accelerated depreciation	0.2	—
Other	46.1	49.7
Total deferred tax assets	431.7	492.5
Valuation allowance	(89.2)	(83.6)
Net deferred tax assets	342.5	408.9
Deferred tax liabilities:
Accelerated depreciation	—	2.4
Intangible assets recorded in acquisitions	56.1	74.1
Basis difference in affiliates	266.8	308.0
Other	8.1	7.2
Total deferred tax liabilities	331.0	391.7
	$11.5	$17.2
Impact of the Tax Cuts and Jobs Act
On December 22, 2017, the President of the United States signed into law the Tax Act. The Tax Act included numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. The rate reduction was effective for the Company as of January 1, 2018, which resulted in the Company revaluing its net U.S. federal deferred tax liability. The Company had substantially completed its accounting for the revaluation of its net U.S. federal deferred tax liabilities and recorded a tax benefit of approximately $17.8 in the fourth quarter of 2017, excluding the impact for rate change on earnings which were not considered indefinitely reinvested. The accounting for the revaluation of the Company’s net U.S. federal deferred tax liabilities was complete as of December 31, 2018. The final tax benefit was determined to be $17.6.
The Tax Act also provided for a mandatory one-time “deemed repatriation” of accumulated post-1986 foreign earnings which had not been previously taxed. The Company recorded a provisional estimate for this transition tax of $50.4 in the fourth quarter of 2017. As of December 31, 2018, the Company completed its accounting for the transition tax and determined the final amount of tax expense to be $72.6. The completion of the accounting reflected (1) the issuance of guidance by the U.S. Treasury regarding provisions of the Tax Act, (2) a change in certain elections pursuant to the Tax Act, (3) the determination of the cash balances at November 30, 2018 for certain foreign subsidiaries with differing tax year ends, and (4) the final foreign tax credit amounts from foreign subsidiaries that filed tax returns in 2018. The finalization of the transition tax amount during 2018 resulted in $22.2 of income tax expense recorded during the year ended December 31, 2018. Based on the completion of the accounting for the transition tax, the Company expects to pay U.S. federal tax of approximately $39.5 on the deemed repatriation after utilization of tax loss carryforwards and foreign tax credits. The Company will pay this amount over the next eight years as a result of fiscal year-ends of certain foreign subsidiaries ending after December 31, 2017.
The Tax Act also enacted provisions on the taxation of Global Intangible Low-Taxed Income (“GILTI”). The Company adopted an accounting policy related to the provision of deferred taxes related to GILTI during 2018, concluding that we will account for GILTI as a period cost as incurred and will not provide any deferred tax assets or liabilities related to GILTI.
The Company has evaluated the various other provisions of the Tax Act, and the Company’s accounting for these provisions was completed in the fourth quarter of 2018.
General Matters
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess deferred tax

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

assets to determine if they will likely be realized and the adequacy of deferred tax liabilities, incorporating the results of local, state, federal and foreign tax audits in our estimates and judgments.
At December 31, 2018, we had the following tax loss carryforwards available: tax loss carryforwards of various foreign jurisdictions of approximately $1,387.0 and state tax loss carryforwards of approximately $122.3. Of these amounts, a negligible amount expires in 2019 and $145.2 expires at various times between 2020 and 2037. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $5.6 in 2018 and $8.7 in 2017. Of the net changes in 2018 and 2017, $12.3 and $10.2 were recognized as an increase in tax expense. The increase in the valuation allowance during 2018 was primarily due to net current year losses carried forward partially offset by the impact of a stronger U.S. dollar on foreign currency-denominated balances. The increase in the valuation allowance during 2017 was primarily due to current year losses carried forward and the impact of a weaker U.S. dollar on foreign currency-denominated balances, offset by previously carried forward losses which were written off during the year as a result of entity rationalization.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
Generally, it has been our practice and intention to reinvest the earnings of most of our non-U.S. subsidiaries in those operations with a few limited exceptions. As previously noted, the Tax Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax. The transition tax substantially eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. The Company completed its evaluation of its indefinite reinvestment assertion as a result of the Tax Act during the fourth quarter of 2018. During the year, the Company decided not to reinvest the current year earnings of its primary operations in China. Otherwise, the Company intends to continue to indefinitely reinvest the earnings of our non-U.S. subsidiaries, with certain minor exceptions.
As of December 31, 2018, we have recorded a provision of $1.9 for foreign withholding and state taxes on the earnings we expect to repatriate.
Unrecognized Tax Benefits
As of December 31, 2018, we had gross unrecognized tax benefits of $5.3 (net unrecognized tax benefits of $2.9), of which $2.9, if recognized, would impact our effective tax rate. Similarly, as of December 31, 2017, we had gross unrecognized tax benefits of $5.6 (net unrecognized tax benefits of $2.2).
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2018, gross accrued interest totaled $0.3 (net accrued interest of $0.2), while the related amount as of December 31, 2017 was $0.2 (net accrued interest of $0.2). Our income tax provision for the years ended December 31, 2018, 2017 and 2016 included gross interest expense (income) of $0.1, $(1.5) and $0.3, respectively. There were no significant penalties recorded during any year presented.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.5 to $2.5. The previously unrecognized tax benefits relate to transfer pricing matters.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year ended December 31,
	2018	2017	2016
Unrecognized tax benefit - beginning of year	$5.6	$13.9	$25.4
Gross increases - tax positions in prior period	1.2	—	0.1
Gross decreases - tax positions in prior period	(0.4)	(2.3)	(3.8)
Gross increases - tax positions in current period	0.2	0.4	2.5
Settlements	—	—	(8.5)
Lapse of statute of limitations	(1.3)	(6.4)	(1.9)
Change due to foreign currency exchange rates	—	—	0.1
Unrecognized tax benefit - end of year	$5.3	$5.6	$13.9
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by SPX Corporation or its subsidiaries (the “former Parent”) that were not part of our spin-off from the former Parent effected on September 26, 2015 (the “Spin-Off.”) As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our consolidated balance sheets.
Other Tax Matters
During 2018, we recorded an income tax provision of $71.1 on $115.8 of income before income taxes, resulting in an effective tax rate of 61.4%. The effective tax rate for 2018 was impacted by income tax charges of (i) $22.2 for adjustments to the deemed repatriation tax and related elections and (ii) $9.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2017, our effective tax rate of 19.2% was impacted by an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $11.6 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
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
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have a limited number of state income tax returns in the process of

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

examination. We believe any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
(10)    INDEBTEDNESS
Debt at December 31, 2018 and 2017 was comprised of the following:

	December 31,
	2018	2017
Term loan(1)	$140.0	$270.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	37.3	35.8
Less: deferred financing fees(3)	(8.0)	(10.2)
Total debt	769.3	895.6
Less: short-term debt	26.0	24.2
Less: current maturities of long-term debt	21.2	20.5
Total long-term debt	$722.1	$850.9

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020. In 2018, we made voluntary principal prepayments in the amounts of $110.0 under the term loan facility. There was no penalty associated with these prepayments.

(2)
Primarily includes capital lease obligations of $10.8 and $11.6 and balances under a purchase card program of $23.0 and $21.9 as of December 31, 2018 and 2017, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Debt payable during each of the five years subsequent to December 31, 2018 is $47.2, $121.5, $1.5, $1.5 and $1.4, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The fees for bilateral foreign credit commitments are as specified above unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit and foreign credit instruments (in the participation facility) at rates of 0.125% per annum and 0.250% per annum, respectively.
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

Indebtedness under our senior credit facilities is secured by a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions). Effective with an amendment to our senior credit facilities in July 2016 (“the First Amendment”), the Company and the domestic subsidiary guarantors granted valid and perfected first priority security interests in substantially all personal property assets of the Company and the domestic subsidiary guarantors (subject to certain exceptions) and valid first priority mortgages on all domestic real property owned by the Company and the domestic subsidiary guarantors having a fair market value in excess of $10.0. If the Company’s corporate credit rating is ‘‘Baa3’’ or better by Moody’s or ‘‘BBB-’’ or better by S&P and no defaults would exist, then all collateral security will be released and the indebtedness under our senior credit facilities will be secured by capital stock as described above.
Our senior credit facilities require that we maintain:

•
A Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.50 to 1.00; and

•
A Consolidated Leverage Ratio, as defined in the credit agreement, as of the last day of any fiscal quarter of not more than 4.00 to 1.00 (or 3.50 to 1.00 for the four fiscal quarters after certain permitted acquisitions).

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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus or minus (iii) certain other amounts specified in the credit agreement).
At December 31, 2018, we had $442.9 of borrowing capacity under our revolving credit facilities after giving effect to $7.1 reserved for outstanding letters of credit. In addition, at December 31, 2018, we had $376.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $123.5 reserved for outstanding bank guarantees and standby letters of credit.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.3% and 4.1% at December 31, 2018 and 2017, respectively.
During the first quarter of 2018 and as a result of our Consolidated Leverage and Interest Coverage ratios being less than or equal to 4.00:1.00 and greater than or equal to 3.50:1.00, respectively, the Company voluntarily ended a covenant relief period, entered into in December 2016, prior to its December 31, 2018 termination date, in accordance with provisions provided in the second amendment to our senior credit facilities.
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
Other
In September 2018, we entered into a trade receivables financing arrangement under which we can borrow, on a continuous basis, up to $50.0, depending on our trade receivables balance and other factors. The facility contains representations, warranties, covenants and indemnities customary for facilities of this type. The facility does not contain any covenants that we view as materially constraining to the activities of our business. This arrangement has a final maturity of September 20, 2019. At December 31, 2018, we had $33.6 of available borrowing capacity under our trade receivables financing arrangement.
At December 31, 2018, in addition to the revolving lines of credit described above, we had approximately $8.5 of letters of credit outstanding under separate arrangements in China and India.
At December 31, 2018, we were in compliance with all covenants of our senior credit facilities and our senior notes.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(11)    DERIVATIVE FINANCIAL INSTRUMENTS
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency (“FX”) exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations. Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
From time to time, we enter into forward contracts to manage the exposure on contracts with forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries (“FX forward contracts”). In addition, some of our contracts contain currency forward embedded derivatives (“FX embedded derivatives”), because the currency of exchange is not “clearly and closely” related to the functional currency of either party to the transaction. Certain of our FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives' fair value are not included in current earnings, but are included in AOCL. These changes in fair value are reclassified into earnings as a component of revenues or cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives' fair value is recorded as a component of “Other income (expense), net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.
We had FX forward contracts with an aggregate notional amount of $65.3 and $44.6 outstanding as of December 31, 2018 and 2017, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $15.3 and $16.9 at December 31, 2018 and 2017, respectively, with scheduled maturities of $14.9 and $0.4 within one and two years, respectively. There were unrealized losses of $0.3 and $0.0, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2018 and 2017, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $7.1, $4.9 and $2.2 for the years ended December 31, 2018, 2017 and 2016, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $2.1 and $2.3 (gross assets) and $0.2 and $0.0 (gross liabilities) at December 31, 2018 and 2017, respectively.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

(12)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Year ended December 31,
	2018	2017	2016
Weighted-average shares outstanding, basic	42.197	41.799	41.345
Dilutive effect of share-based awards	0.436	0.384	—
Weighted-average shares outstanding, dilutive(1)	42.633	42.183	41.345

(1)
For the year ended December 31, 2018, 0.041 of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2018 and 2017, 0.223 and 0.202, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met. For the year ended December 31, 2016, an aggregate of 0.802 of unvested restricted stock shares, restricted stock units, and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the year ended December 31, 2016, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.236. For the years ended December 31, 2018 and 2017, 0.342 and 0.358, respectively, of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.

Stock-Based Compensation - Awards Granted Prior to the Spin-Off
Prior to the Spin-Off, eligible employees of the Company participated in our former Parent’s share-based compensation plan pursuant to which they were granted share-based awards of its stock. Our former Parent’s share-based compensation plan included awards for restricted stock shares, restricted stock units and stock options.
Our former Parent's restricted stock shares, restricted stock units, and stock options were granted to eligible employees in accordance with applicable equity compensation plan documents and agreements. Subject to participants' continued employment and other plan terms and conditions, the restrictions lapsed and awards generally vested over a period of time, generally one or three years. In some instances, such as death, disability, or retirement, stock could have vested concurrently with or following an employee's termination. A substantial portion of such former Parent's restricted stock shares and restricted stock unit awards granted in 2014 generally vested based on performance thresholds.
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
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent's plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. This conversion did not result in additional compensation expense. Additionally, certain restricted stock units granted to employees in 2014, none of whom were named executive officers at the time, were modified at the Spin-Off date to provide a minimum vesting equivalent to 50% of the underlying units at the end of the applicable remaining service periods. Compensation expense related to the modification of $1.2 was recognized in the year ended December 31, 2016.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Stock-Based Compensation - Awards Granted Subsequent to the Spin-Off
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 0.944 unissued shares of our common stock were available for future grant as of December 31, 2018. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares, or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted target performance awards during 2018, 2017 and 2016 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting periods, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2018, 2017 and 2016 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year periods from January 1, 2018, 2017 and 2016, respectively, through December 31, 2020, 2019 and 2018, respectively. In addition, certain eligible employees, including officers, were granted internal performance metric awards during 2018 and 2017 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2020 and 2019, respectively (including eligible employees’ continued employment during the measurement period). These target performance and internal performance metric awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers.
Eligible employees, including officers, also were granted awards during 2018 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. These awards were issued as restricted stock units to eligible non-officer employees and restricted stock shares to eligible officers. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
Eligible non-officer employees also were granted restricted stock unit awards during 2017 and 2016 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. Eligible officers were granted restricted stock share awards during 2017 and 2016 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period). In addition, certain eligible employees, including officers, received restricted stock unit awards during 2016 that vest subject to attainment of an annual internal performance metric measured at the conclusion of the measurement period ended December 31, 2018 (including eligible employees' continued employment during the measurement period). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
Non-employee directors received restricted stock share awards during 2018, 2017 and 2016 that vest or vested at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such periods.
Restricted stock share and unit awards granted to eligible employees during 2018 and 2017 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures). Restricted stock share and unit awards granted to eligible employees during 2016 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 55 and completing five years of service (and, if applicable, subject to the attainment of performance measures).
Restricted stock shares and restricted stock units that do not vest within the applicable vesting periods are forfeited.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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
Stock-Based Compensation Expense - All Awards
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the years ended December 31, 2018, 2017 and 2016, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2018	2017	2016
Stock-based compensation expense	$15.7	$15.9	$17.7
Expense related to modification as of Spin-Off date	—	—	1.2
Stock-based compensation expense, including modification	15.7	15.9	18.9
Income tax benefit	(3.8)	(5.7)	(6.9)
Stock-based compensation expense, net of income tax benefit	$11.9	$10.2	$12.0
Restricted Stock Share and Restricted Stock Unit Awards
The Monte Carlo simulation model valuation technique was used to determine the fair value of restricted stock shares and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. The following assumptions were used in determining the fair value of the awards granted on the dates indicated below:

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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The following table summarizes the unvested restricted stock share and restricted stock unit activity from December 31, 2015 through December 31, 2018:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2015	1.128	$51.13
Granted	0.930	27.94
Vested	(0.361)	51.13
Forfeited and other	(0.422)	40.27
Outstanding at December 31, 2016	1.275	$37.89
Granted	0.486	35.18
Vested	(0.358)	42.05
Forfeited and other	(0.271)	49.35
Outstanding at December 31, 2017	1.132	$32.65
Granted	0.404	48.63
Vested	(0.312)	39.01
Forfeited and other	(0.048)	33.88
Outstanding at December 31, 2018	1.176	$36.40
As of December 31, 2018, there was $14.7 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.7 years.
Stock Options
On January 2, 2015, eligible employees of the Company were granted 0.034 options in the stock of the former Parent, all of which were outstanding (but not exercisable) from that date up to the Spin-Off. The weighted-average exercise price per share of these options was $85.87 and the maximum term of these options is 10 years.
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
In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company, and the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015 were converted to SPX FLOW stock options. The number of outstanding SPX FLOW stock options was 0.342 as of December 31, 2018 and 2017 after reflecting 0.029 of forfeitures and expirations during 2017. There were 0.371 of SPX FLOW stock options outstanding as of December 31, 2016 and 2015. All of the SPX FLOW stock options outstanding as of December 31, 2018 were exercisable. As a result of the conversion of the stock options in connection with the Spin-Off, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon the recipient’s termination of service as provided under the awards). Other terms of the SPX FLOW stock options are the same as those discussed above.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

As of December 31, 2018, there was no unrecognized compensation cost related to stock options.
Accumulated Other Comprehensive Loss
Substantially all of AOCL as of December 31, 2018 and 2017 was foreign currency translation adjustment (there were unrealized losses of $0.3 and $0.0, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2018 and 2017, respectively, as discussed in Note 11). See the consolidated statement of comprehensive income (loss) for changes in AOCL for the years ended December 31, 2018, 2017 and 2016.
Common Stock in Treasury
During the years ended December 31, 2018 and 2017, “Common stock in treasury” was increased by $5.0 and $4.0, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
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
Operating Leases
The future minimum rental payments under operating leases with remaining non-cancelable terms in excess of one year are:

Year Ending December 31,
2019	$23.4
2020	17.5
2021	12.1
2022	7.6
2023	5.5
Thereafter	18.0
Total minimum payments	$84.1
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $30.5 in 2018, $30.6 in 2017 and $31.6 in 2016.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Capital Leases
Future minimum lease payments under capital lease obligations are:

Year Ending December 31,
2019	$1.6
2020	1.6
2021	1.6
2022	1.6
2023	1.6
Thereafter	4.4
Total minimum payments	12.4
Less: interest	(1.6)
Capital lease obligations as of December 31, 2018	10.8
Less: current maturities as of December 31, 2018	1.2
Long-term portion as of December 31, 2018	$9.6
Our current and long-term capital lease obligations as of December 31, 2017 were $0.5 and $11.1, respectively.
Assets held through capital lease agreements at December 31, 2018 and 2017 comprise the following:

	December 31,
	2018	2017
Buildings	$11.6	$12.8
Machinery and equipment	0.3	0.2
Total	11.9	13.0
Less: accumulated depreciation	(3.1)	(2.5)
Net book value	$8.8	$10.5
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our consolidated balance sheets as of December 31, 2018 and 2017 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement. Of the $21.5 of current exercise value of the put options outstanding as of December 31, 2018, options with a value of $12.1 became exercisable during 2018. If and when such options are exercised, we expect to settle the option value in cash.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
As of December 31, 2018 and 2017, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $2.1 and $2.3 (gross assets) and $0.2 and $0.0 (gross liabilities), respectively. As of December 31, 2018, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investments
Equity security accounted for under fair value option prior to 2018
Until June 2017, we had an investment in an equity security that was accounted for under the fair value option, but not readily marketable, and therefore which was classified as a Level 3 asset in the fair value hierarchy. In April 2017, we entered into an agreement to sell our investment in the equity security to a third party, and we received proceeds from the sale of the equity security during the second quarter of 2017. In prior periods, we based the security’s fair value on a variety of inputs, including reported trades, non-binding broker/dealer quotes, and historical trade prices of the same securities. Market indicators and industry and economic events were also considered. We held no equity securities required to be stated at fair value as of  December 31, 2017.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

The table below presents a reconciliation of our investment in the equity security measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017, including net unrealized losses recorded to “Other income (expense), net.”

Year ended December 31,
2017
Balance at beginning of year	$7.6
Unrealized losses recorded to earnings	(1.4)
Proceeds received from sale of investment	(6.2)
Balance at end of year	$—
Equity security accounted for at fair value beginning in 2018
As discussed in Note 3 and in connection with our adoption of an amendment to GAAP during 2018, we adjusted an equity security’s basis, previously reflected in our consolidated financial statements at its historical cost, to estimated fair value. This investment was reflected in “other assets” in our consolidated balance sheet as of December 31, 2017 at its cost of $0.6. Utilizing a practical expedient, the fair value of our equity security upon adoption of the new accounting guidance was based on our ownership percentage, applied to the net asset value of our investment as presented in the investee's most currently issued, audited financial statements. Our investment in the equity security is reflected at its fair value of $16.6 in “other assets” in our consolidated balance sheet as of December 31, 2018, and the impact of the increase in the equity security’s basis from its historical cost to fair value resulted in a cumulative reduction, net of taxes, of $12.1 of accumulated deficit during the year. We expect future changes in the fair value of this equity security, to the extent applicable, to be recognized in “Other income (expense), net” in our consolidated statement of operations.
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 13 for further discussion.
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
During 2018 and 2016, we recorded impairment charges of $9.7 and $189.4, respectively, related to technology assets and trademarks in 2018 of a business within our Food and Beverage reportable segment, and related to trademarks, customer relationships, and technology assets in 2016 of certain businesses within our Power and Energy and Food and Beverage reportable segments, as we determined that the fair values of such intangible assets were less than the carrying values.
At December 31, 2017, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis.
Refer to Note 7 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

Indebtedness and Other
The estimated fair values of other financial liabilities (excluding capital leases and deferred financing fees) not measured at fair value on a recurring basis as of December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$140.0	$140.0	$270.0	$270.0
5.625% Senior notes(1)	300.0	283.5	300.0	315.0
5.875% Senior notes(1)	300.0	279.4	300.0	320.3
Other indebtedness	26.5	26.5	24.2	24.2
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

•
The fair value of amounts outstanding under our term loan approximated carrying value due primarily to the variable-rate nature and credit spreads of this instrument, when compared to other similar instruments.

•	The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
(15)    QUARTERLY RESULTS (UNAUDITED)

	First(2)		Second		Third		Fourth(2)
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$490.3	$433.2	$531.2	$498.0	$530.3	$491.1	$538.3	$529.2
Gross profit	155.7	139.1	172.7	153.0	163.1	159.1	164.9	165.2
Net income (loss)(1)	15.3	(7.3)	23.4	10.2	32.5	13.0	(26.5)	30.9
Less: Net income (loss) attributable to noncontrolling interests	(0.2)	0.1	0.5	(0.1)	(0.2)	0.2	0.6	0.2
Net income (loss) attributable to SPX FLOW, Inc.	$15.5	$(7.4)	$22.9	$10.3	$32.7	$12.8	$(27.1)	$30.7

Basic income (loss) per share of common stock	$0.37	$(0.18)	$0.54	$0.25	$0.77	$0.31	$(0.64)	$0.73
Diluted income (loss) per share of common stock	$0.36	$(0.18)	$0.54	$0.24	$0.77	$0.30	$(0.64)	$0.72

(1)
During the fourth quarter of 2018, we recorded asset impairment charges of $14.2, related to the technology assets, tangible long-lived assets and trademarks of a business within our Food and Beverage reportable segment, and restructuring and other related charges of $3.5 related to the rationalization of this business. No tax benefit resulted from these charges as we believe that it is more likely than not that we may not realize the benefit of the deferred tax assets associated with these charges.

During the fourth quarter of 2018, the income tax provision was impacted by income tax charges of (i) $19.6 for adjustments to the deemed repatriation tax, (ii) $9.1 resulting from a reduction of foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (iii) $8.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During the first quarter of 2018, the income tax provision was impacted by, among other items, a benefit of $9.4 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

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

(2)
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2018 were March 31, June 30 and September 29, compared to the respective April 1, July 1 and September 30, 2017 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2018 and one more day in the fourth quarter of 2018 than in the respective 2017 periods.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2018, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)     Directors of the Company.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)     Executive Officers of the Company.
Marcus G. Michael, 55, is President and Chief Executive Officer, and a director of the Company, since January 2016. He was previously President of our Food and Beverage segment. Prior to the Spin-Off, he was President, Flow Technology—Food and Beverage of SPX Corporation, and was appointed an officer of SPX in December 2014. He joined SPX Corporation in 2003 and prior to his most recent position held various senior positions within the company, including President of the company’s global evaporative and dry cooling businesses and President of Flow Technology’s EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.
Jaime M. Easley, 41, was appointed Vice President and Chief Financial Officer in December 2018. He was previously Corporate Controller and Chief Accounting Officer of the Company since the Spin-Off. Prior to the Spin-Off, he was Chief Financial Officer of the Industrial Products and Services segment of SPX Corporation from June 2014 through September 2015 and also served as Director of Internal Audit from 2011 through May 2014. Prior to joining SPX Corporation in 2011, Mr. Easley was a Senior Audit Manager and a Director in the Global Capital Markets Group at PricewaterhouseCoopers.
Kevin J. Eamigh, 48, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies and Shared Services organizations, the role he previously held at SPX Corporation. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh began his career with IBM prior to co-founding PrimeSource Technologies, a business technology consulting firm.
Dwight A. K. Gibson, 44, is President, Food and Beverage segment. Prior to joining the Company in June 2016, he served as President of Strategic Initiatives for Ingersoll Rand's Climate segment. He joined Ingersoll Rand in 2004 and served in a variety of general management, business development and product management roles. From October 2011 to June 2015, he served as Vice President and General Manager for the Thermo King Europe, Middle East and Africa truck and trailer business. Prior to joining Ingersoll Rand in 2004, he was a consultant with McKinsey and Company.
Belinda G. Hyde, 48, is Vice President and Chief Human Resources Officer. She was previously Vice President and Chief Human Resources Officer of SPX Corporation since July 2015. Ms. Hyde served as the Senior Vice President and Chief Human Resources Officer of Schnitzer Steel Industries, Inc. from October 2011 until joining SPX Corporation. Prior to joining Schnitzer, Ms. Hyde was Vice President of Human Resources with Celanese Corporation from 2008 to 2011. Previously, she led the talent management, development, and communications functions for biotech Life Technologies from 2005 to 2008. Ms. Hyde also worked at Dell Computer from 2000 to 2005 in a variety of human resources leadership positions.
Tyrone Jeffers, 45, is Vice President, Global Manufacturing and Supply Chain. Prior to joining the Company in April 2018, he served twenty-two years at General Electric in progressive roles in global manufacturing and supply chain, where he last served as Vice President of Infrastructure Management and Supply Chain Integration for General Electric’s Baker Hughes business.
José Larios, 44, is President, Power and Energy and Industrial segments. Mr. Larios joined SPX Corporation in July 2015 as Vice President of Global Original Equipment Sales for Power and Energy prior to becoming President of the Power and Energy segment in August 2016 and President of the Industrial segment in January 2017. Prior to joining SPX Corporation, he served fifteen years at General Electric in progressive roles in sales, product management, marketing, operations and global commercial leadership, where he last served as Global Vice President of Sales for O&G Surface Products.
Ryan Taylor, 43, was appointed Vice President and Chief Strategy Officer in December 2018. He was previously Vice President of Communications and Investor Relations of the Company since the Spin-Off. Prior to the Spin-Off, he led SPX Corporation’s investor relations efforts since 2005. Mr. Taylor joined SPX Corporation in 2001 in connection with its acquisition of United Dominion.

Stephen A. Tsoris, 61, is Vice President, Secretary and General Counsel. He was previously Vice President, Secretary and General Counsel of SPX Corporation since April 2015. Mr. Tsoris joined SPX Corporation in 2008 as the assistant general counsel, corporate development, where he played a major role in many significant acquisitions, divestitures and strategic ventures. Prior to joining SPX Corporation, he was a partner at Gardner Carton & Douglas LLP where in addition to working with a wide spectrum of clients across many industries, he supported SPX Corporation on over fifty M&A transactions.
c)    Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
d)    Code of Ethics.
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Other Matters.
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.
ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2019 Annual Meeting of Stockholders under the heading “Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1.	All financial statements. See Index to Consolidated Financial Statements on page 38 of this Form 10-K.

2.	Financial Statement Schedules. None required. See page 38 of this Form 10-K.

3.	Exhibits. See Index to Exhibits.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of February, 2019.

SPX FLOW, Inc.
(Registrant)

By	/s/ Jaime M. Easley
Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 5th day of February, 2019.

/s/ Marcus G. Michael	/s/ Jaime M. Easley
Marcus G. Michael	Jaime M. Easley
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ Robert F. Hull, Jr.	/s/ Majdi B. Abulaban
Robert F. Hull, Jr.	Majdi B. Abulaban
Non-Executive Chairman of the Board of Directors	Director

/s/ Anne K. Altman	/s/ Patrick D. Campbell
Anne K. Altman	Patrick D. Campbell
Director	Director

/s/ Emerson U. Fullwood	/s/ Terry S. Lisenby
Emerson U. Fullwood	Terry S. Lisenby
Director	Director

/s/ Suzanne B. Rowland	/s/ David V. Singer
Suzanne B. Rowland	David V. Singer
Director	Director

INDEX TO EXHIBITS

Item No.	Description
2.1
Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

3.1
Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).

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

10.4*	SPX FLOW Stock Compensation Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.5*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	SPX FLOW Annual Enterprise Bonus Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
10.9*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.13*	Form of Assignment and Assumption of and Amendment to Employment Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*
Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

10.15*	Form of SPX FLOW Confidentiality and Non-Competition Agreement, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.16*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.17*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).

Item No.	Description
10.18*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.19*
Employment Agreement between SPX Corporation and Jeremy W. Smeltser, incorporated herein by reference to the SPX Corporation Quarterly Report on Form 10-Q for the period ended June 27, 2009 (file no. 1-6948).

10.20*
Change of Control Agreement between Jeremy W. Smeltser and SPX Corporation, as amended and restated December 2, 2013, incorporated herein by reference from SPX Corporation's Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

10.21*
Form of Waiver of Certain Employment Agreement Provisions by Jeremy W. Smeltser, dated December 2, 2013, incorporated herein by reference from SPX Corporation's Current Report on Form 8-K filed on December 5, 2013 (file no. 1-6948).

10.22*
Form of Change of Control Agreement between each of Stephen A. Tsoris, Belinda G. Hyde and Kevin J. Eamigh, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).

10.23*
Form of Change of Control Agreement between each of Dwight Gibson, Tyrone Jeffers, Jose Larios and Ryan Taylor and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).

10.24
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

10.25
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

10.26
Security Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference from SPX FLOW’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).

10.27
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

11.1	Statement regarding computation of earnings (loss) per share. See consolidated statements of operations on page 40 of this Form 10-K.
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
SPX FLOW, Inc. financial information from its Form 10-K for the annual period ended December 31, 2018, formatted in XBRL, including: (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iv) Consolidated Statements of Equity for the years ended December 31, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements.

__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.