Form 10-Q
period 2019-03-30
SPX FLOW, Inc.
filed 2019-05-02
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01	FLOW	New York Stock Exchange
Common shares outstanding as of April 26, 2019 were 42,533,833.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 30, 2019	March 31, 2018
Revenues	$491.1	$490.3
Cost of products sold	336.6	334.6
Gross profit	154.5	155.7
Selling, general and administrative	108.9	115.5
Intangible amortization	3.8	4.4
Restructuring and other related charges	5.0	2.6
Operating income	36.8	33.2

Other income (expense), net	4.7	(4.6)
Interest expense, net	(10.7)	(12.5)
Income before income taxes	30.8	16.1
Income tax provision	(10.7)	(0.8)
Net income	20.1	15.3
Less: Net income (loss) attributable to noncontrolling interests	0.6	(0.2)
Net income attributable to SPX FLOW, Inc.	$19.5	$15.5

Basic income per share of common stock	$0.46	$0.37
Diluted income per share of common stock	$0.46	$0.36

Weighted average number of common shares outstanding - basic	42.452	41.978
Weighted average number of common shares outstanding - diluted	42.577	42.530
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended
	March 30, 2019	March 31, 2018
Net income	$20.1	$15.3
Other comprehensive income (loss), net:
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.1	0.2	—
Foreign currency translation adjustments	(8.9)	40.0
Other comprehensive income (loss), net	(8.7)	40.0
Total comprehensive income	11.4	55.3
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.6	(0.2)
Total comprehensive income attributable to SPX FLOW, Inc.	$10.8	$55.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$202.2	$213.3
Accounts receivable, net	377.3	375.7
Contract assets	69.2	69.3
Inventories, net	314.6	304.8
Other current assets	39.1	44.3
Total current assets	1,002.4	1,007.4
Property, plant and equipment:
Land	34.4	34.2
Buildings and leasehold improvements	226.5	232.1
Machinery and equipment	471.5	463.3
	732.4	729.6
Accumulated depreciation	(404.1)	(394.1)
Property, plant and equipment, net	328.3	335.5
Goodwill	744.1	744.3
Intangibles, net	311.1	312.3
Other assets	221.9	152.3
TOTAL ASSETS	$2,607.8	$2,551.8

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$208.3	$203.7
Contract liabilities	169.5	174.9
Accrued expenses	202.7	195.3
Income taxes payable	31.7	28.2
Short-term debt	24.0	26.0
Current maturities of long-term debt	20.6	21.2
Total current liabilities	656.8	649.3
Long-term debt	711.7	722.1
Deferred and other income taxes	88.3	83.6
Other long-term liabilities	165.7	112.2
Total long-term liabilities	965.7	917.9
Commitments and contingent liabilities (Note 11)
Mezzanine equity	21.2	21.5
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,087,886 issued and 42,533,035 outstanding at March 30, 2019, and 42,932,339 issued and 42,542,888 outstanding at December 31, 2018	0.4	0.4
Paid-in capital	1,665.8	1,662.6
Accumulated deficit	(254.6)	(265.6)
Accumulated other comprehensive loss	(439.4)	(430.7)
Common stock in treasury (554,851 shares at March 30, 2019, and 389,451 shares at December 31, 2018)	(19.0)	(13.9)
Total SPX FLOW, Inc. shareholders' equity	953.2	952.8
Noncontrolling interests	10.9	10.3
Total equity	964.1	963.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,607.8	$2,551.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended March 30, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income	—	—	—	19.5	—	—	19.5	0.6	20.1
Other comprehensive loss, net	—	—	—	—	(8.7)	—	(8.7)	—	(8.7)
Stock-based compensation expense	—	—	3.2	—	—	—	3.2	—	3.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Balance at March 30, 2019	42.5	$0.4	$1,665.8	$(254.6)	$(439.4)	$(19.0)	$953.2	$10.9	$964.1

	Three months ended March 31, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	5.8	(7.3)	—	(1.5)	—	(1.5)
Net income (loss)	—	—	—	15.5	—	—	15.5	(0.2)	15.3
Other comprehensive income, net	—	—	—	—	40.0	—	40.0	—	40.0
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	5.1	—	—	—	5.1	—	5.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(4.0)	(4.0)	—	(4.0)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at March 31, 2018	42.5	$0.4	$1,658.4	$(306.2)	$(340.1)	$(12.9)	$999.6	$8.5	$1,008.1

The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$20.1	$15.3
Adjustments to reconcile net income to net cash from operating activities:
Restructuring and other related charges	5.0	2.6
Deferred income taxes	4.4	3.5
Depreciation and amortization	13.8	15.1
Stock-based compensation	3.2	5.1
Pension and other employee benefits	0.5	3.1
Loss on asset sales and other, net	0.1	—
Gain from investment in equity security	(6.2)	—
Changes in operating assets and liabilities:
Accounts receivable and other assets	10.5	14.1
Contract assets and liabilities, net	(5.6)	10.6
Inventories	(9.4)	(21.9)
Accounts payable, accrued expenses and other	(14.2)	(28.1)
Cash spending on restructuring actions	(0.4)	(3.8)
Net cash from operating activities	21.8	15.6
Cash flows used in investing activities:
Net cash used in investing activities - capital expenditures	(6.9)	(5.2)
Cash flows used in financing activities:
Borrowings under senior credit facilities	22.0	19.5
Repayments of senior credit facilities	(27.0)	(54.5)
Borrowings under trade receivables financing arrangement	42.0	28.0
Repayments of trade receivables financing arrangement	(42.0)	(23.0)
Repayments of other financing arrangements	(2.1)	(3.1)
Minimum withholdings paid on behalf of employees for net share settlements, net	(5.1)	(4.0)
Dividends paid to noncontrolling interests in subsidiary	—	(1.0)
Net cash used in financing activities	(12.2)	(38.1)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(13.8)	7.9
Net change in cash, cash equivalents and restricted cash	(11.1)	(19.8)
Consolidated cash, cash equivalents and restricted cash, beginning of period	214.3	264.9
Consolidated cash, cash equivalents and restricted cash, end of period	$203.2	$245.1

Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets:
Cash and cash equivalents	$202.2	$243.9
Restricted cash included in other current assets	1.0	1.2
Consolidated cash, cash equivalents and restricted cash, end of period	$203.2	$245.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
General Matters
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments: Food and Beverage, Power and Energy, and Industrial.
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
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2018 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results and the condensed consolidated financial statements may not be indicative of the Company’s future performance.
Amounts previously captioned “Special Charges” in our condensed consolidated financial statements included in our first quarter 2018 Quarterly Report on Form 10-Q are now reported under the caption “Restructuring and other related charges” to conform to the current year presentation.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 are March 30, June 29, and September 28, compared to the respective March 31, June 30, and September 29, 2018 dates. We had one less day in the first quarter of 2019 and will have one more day in the fourth quarter of 2019 than in the respective 2018 periods.
Revenue Recognition
Contract Balances:
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

	March 30, 2019	December 31, 2018	Change(1)	% Change
Contract accounts receivable(2)	$367.8	$369.8	$(2.0)	(0.5)%
Contract assets	69.2	69.3	(0.1)	(0.1)%
Contract liabilities	(169.5)	(174.9)	5.4	(3.1)%
Net contract balance	$267.5	$264.2	$3.3
(1)    The $3.3 increase in our net contract balance from December 31, 2018 to March 30, 2019 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage and Power and Energy contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the three months ended March 30, 2019, we recognized revenues of $68.9 related to contract liabilities outstanding as of December 31, 2018.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of March 30, 2019, the aggregate amount of our remaining performance obligations was $917.4. The Company expects to recognize revenue on approximately 88% and substantially all of our remaining performance obligations within the next 12 and 24 months, respectively.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
New Leases Pronouncement
Effects of Adoption - In February 2016, and as subsequently amended, the Financial Accounting Standards Board (the “FASB”) issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease.
We adopted the standard effective January 1, 2019 using the modified retrospective adoption method which allowed us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. In connection with our adoption of the new lease pronouncement, we recorded a charge to accumulated deficit of $8.5, reflecting the effects of (1) an impairment of a right-of-use (“ROU”) asset resulting from the rationalization of a business in our Food and Beverage segment during the fourth quarter of 2018 and, to a lesser extent, (2) the reclassification of a former capital lease to an operating lease. See Note 4 for additional information regarding the rationalization of the Food and Beverage business.
We have elected to use the practical expedient package that allows us to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. We additionally elected to use the practical expedients that allow lessees to: (1) treat the lease and non-lease components of leases as a single lease component for all of our leases and (2) not recognize on our balance sheet leases with terms less than twelve months.
We determine if an arrangement is a lease at inception. We lease certain manufacturing facilities, warehouses, administrative offices, sales and service locations, machinery and equipment, vehicles and office equipment under operating leases. Under the new standard, operating leases result in the recognition of ROU assets and lease liabilities on the consolidated balance sheet. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Under the new standard, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, upon adoption of the new standard, we used our country-specific estimated incremental borrowing rate based on the information available, including lease term, as of January 1, 2019 to determine the present value of lease payments. Operating lease ROU assets are adjusted for any lease payments made prior to January 1, 2019 and any lease incentives. Certain of our leases may include options to extend or terminate the original lease term. We generally conclude that we are not reasonably certain to exercise these options due primarily to the length of the original lease term and our assessment that economic incentives are not reasonably certain to be realized. Operating lease expense under the new standard is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components and, as noted above, we account for the lease and non-lease components as a single lease component under the new standard. Our current finance lease obligations consist primarily of manufacturing facility leases.
Upon adoption of the new standard, we reclassified a single lease from capital to operating based on specific transition requirements for build-to-suit arrangements recognized as capital leases under the prior accounting standard. Upon derecognizing the former capital lease asset and liability, we determined the lease to be operating under the new standard. Refer to the “Summary of Effects of Lease Accounting Standard Update Adopted in First Quarter of 2019” below for further details.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Leases accounted for under the new standard have initial remaining lease terms of one to 15 years. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of operating and finance lease ROU assets and liabilities as of March 30, 2019 were as follows:

	March 30, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$3.7	Property, plant and equipment, net
Operating lease ROU assets	65.4	Other assets
Current portion of operating lease liabilities	20.8	Accrued expenses
Current portion of finance lease liabilities	0.6	Current maturities of long-term debt
Long-term finance lease liabilities	3.9	Long-term debt
Long-term operating lease liabilities	53.1	Other long-term liabilities
The components of lease expense for the three months ended March 30, 2019 were as follows:

Three months ended
March 30, 2019
Operating lease cost(1)	$6.1
Finance lease cost:
Amortization of leased assets(1)	0.1
Interest on lease liabilities(2)	0.1
Short-term lease cost(1)	0.9
Variable lease cost(1)	0.5
Total lease cost	$7.7
(1)    Included in “Cost of products sold” and “Selling, general and administrative” in our condensed consolidated statement of operations.
(2)    Included in “Interest expense, net” in our condensed consolidated statement of operations.
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of March 30, 2019 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$17.6	$0.6	$18.2
2020	18.4	0.8	19.2
2021	12.9	0.8	13.7
2022	8.9	0.8	9.7
2023	6.5	0.7	7.2
Thereafter	20.6	1.7	22.3
Total lease payments	84.9	5.4	90.3
Less: interest	(11.0)	(0.9)	(11.9)
Present value of lease liabilities	$73.9	$4.5	$78.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The future lease payments under operating and capital leases as of December 31, 2018 were as follows:

Year Ending December 31,	Operating leases	Capital leases
2019	$23.4	$1.6
2020	17.5	1.6
2021	12.1	1.6
2022	7.6	1.6
2023	5.5	1.6
Thereafter	18.0	4.4
Total lease payments	$84.1	12.4
Less: interest		(1.6)
Present value of lease liabilities		$10.8
Key assumptions used in accounting for our operating and finance leases as of March 30, 2019 were as follows:

March 30, 2019
Weighted-average remaining lease term (years):
Operating leases	6.0
Finance leases	6.8
Weighted-average discount rate:
Operating leases	4.71%
Finance leases	5.85%
Cash flows and non-cash activities related to our operating and finance leases for the three months ended March 30, 2019 were as follows:

Three months ended
March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$6.0
Operating cash flows paid for finance leases	0.1
Financing cash flows paid for finance leases	0.3
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	1.5
Finance lease ROU assets obtained in exchange for new finance lease liabilities	0.6

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Summary of Effects of Lease Accounting Standard Update Adopted in First Quarter of 2019
The cumulative effects of the changes made to our condensed consolidated balance sheet as of the beginning of the first quarter of 2019 as a result of the adoption of the accounting standard update on leases were as follows:

		Effects of adoption of lease accounting standard update related to:
Balance Sheet	As filed December 31, 2018	Recognition of Operating Leases	Reclassification of Capital Lease to Operating Lease	Impairment of Operating Lease ROU Asset	Total effects of adoption	With effect of lease accounting standard update January 1, 2019
Assets
Other current assets	$44.3	$(1.2)	$—	$—	$(1.2)	$43.1
Buildings and leasehold improvements	232.1	—	(7.2)	—	(7.2)	224.9
Accumulated depreciation	(394.1)	—	0.7	—	0.7	(393.4)
Other assets	152.3	71.8	5.8	(8.4)	69.2	221.5

Liabilities
Accrued expenses	195.3	20.2	0.9	—	21.1	216.4
Current maturities of long-term debt	21.2	—	(0.7)	—	(0.7)	20.5
Long-term debt	722.1	—	(6.1)	—	(6.1)	716.0
Other long-term liabilities	112.2	50.4	5.3	—	55.7	167.9

Equity
Accumulated deficit	(265.6)	—	(0.1)	(8.4)	(8.5)	(274.1)
Other New Accounting Pronouncements
In June 2016, and as subsequently amended, the FASB issued an amendment on the measurement of credit losses. This amendment requires companies to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its condensed consolidated financial statements.
In March 2018, the FASB issued an amendment to update the Codification and XBRL Taxonomy as a result of the Tax Cuts and Jobs Act (the “Tax Act”), and to incorporate the Staff Accounting Bulletin 118 (“SAB 118”) as released by the SEC, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This amendment is effective for interim and annual reporting periods beginning after December 15, 2018. The Company completed its accounting for the impact of this tax reform legislation as of December 31, 2018. Our adoption of this amendment had no impact on our condensed consolidated financial statements in the first quarter of 2019 .
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to fair value measurements. This amendment removes, modifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirements to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for timing of transfers between levels, and requires certain additional disclosures related to Level 3 fair value measurements. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its condensed consolidated financial statements.
In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Amongst other changes in requirements, the amendments in this update also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This amendment is effective for interim and

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its condensed consolidated financial statements.
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to defined benefit plans. This amendment removes, clarifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirement to disclose the effects of a one-percentage point change in assumed health care cost trend rates on postretirement benefit obligations and service and interest cost components of periodic benefit costs, and requires an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This amendment is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the impact this amendment may have on its condensed consolidated financial statements.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reportable Segment Financial Data
Financial data for our reportable segments for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Revenues:
Food and Beverage	$172.5	$166.5
Power and Energy	136.3	144.7
Industrial	182.3	179.1
Total revenues	$491.1	$490.3

Income:
Food and Beverage	$18.5	$17.9
Power and Energy	9.8	12.2
Industrial	27.1	20.5
Total income for reportable segments	55.4	50.6

Corporate expense	13.3	14.4
Pension and postretirement service costs	0.3	0.4
Restructuring and other related charges	5.0	2.6
Consolidated operating income	$36.8	$33.2
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended
	March 30, 2019	March 31, 2018
Revenues recognized over time:
Food and Beverage	$79.8	$62.6
Power and Energy	24.7	27.9
Industrial	16.0	18.7
Total revenues recognized over time	$120.5	$109.2

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance services, and original equipment (“OE”) revenues generally include all other revenue streams. The following table provides disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended March 30, 2019				Three months ended March 31, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$112.6	(1)	$59.9	$172.5	$103.3	(1)	$63.2	$166.5
Power and Energy	70.3		66.0	136.3	73.9		70.8	144.7
Industrial	125.1		57.2	182.3	122.6		56.5	179.1
Total revenues	$308.0		$183.1	$491.1	$299.8		$190.5	$490.3
(1)     Includes $62.6 and $54.1 for the three months ended March 30, 2019 and March 31, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
(4)     RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Food and Beverage	$4.4	$0.1
Power and Energy	—	2.1
Industrial	0.6	0.4
Total	$5.0	$2.6
Restructuring and Other Related Charges By Reportable Segment
Food and Beverage — Charges for the three months ended March 30, 2019 related primarily to severance and other costs associated with the further rationalization, initiated during the fourth quarter of 2018, of a business based primarily in the EMEA region.
Power and Energy — Charges for the three months ended March 31, 2018 related primarily to severance and other costs associated with a reduction in workforce of the manufacturing operations of a facility in the U.K.
Industrial — Charges for the three months ended March 30, 2019 related primarily to severance and other costs associated with certain operations personnel in the EMEA region.
Charges for the three months ended March 31, 2018 related primarily to severance and other costs associated with (i) operations personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities.
Expected charges still to be incurred under actions approved as of March 30, 2019 were approximately $1.0.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the three months ended March 30, 2019 and March 31, 2018:

	Three months ended
	March 30, 2019	March 31, 2018
Balance at beginning of year	$7.7	$12.4
Restructuring and other related charges(1)	4.7	2.6
Utilization — cash	(0.4)	(3.8)
Currency translation adjustment and other	—	0.3
Balance at end of period	$12.0	$11.5
(1)     Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.3 of other related charges during the three months ended March 30, 2019.
(5)    INVENTORIES, NET
Inventories at March 30, 2019 and December 31, 2018 comprised the following:

	March 30, 2019	December 31, 2018
Finished goods	$102.0	$93.7
Work in process	103.5	98.8
Raw materials and purchased parts	116.5	119.7
Total FIFO cost	322.0	312.2
Excess of FIFO cost over LIFO inventory value	(7.4)	(7.4)
Total inventories	$314.6	$304.8
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 9% and 8% of total inventory at March 30, 2019 and December 31, 2018, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(6)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 30, 2019 were as follows:

	December 31, 2018	Impairments	Foreign Currency Translation and Other	March 30, 2019
Food and Beverage	$261.5	$—	$(1.4)	$260.1
Power and Energy(1)	263.9	—	3.0	266.9
Industrial(2)	218.9	—	(1.8)	217.1
Total	$744.3	$—	$(0.2)	$744.1

(1)	The carrying amount of goodwill included $251.2 and $248.5 of accumulated impairments as of March 30, 2019 and December 31, 2018, respectively.

(2)	The carrying amount of goodwill included $67.7 of accumulated impairments as of March 30, 2019 and December 31, 2018.
As of March 30, 2019, there were no indicators necessitating an interim impairment test of any of our reporting units, based on management's review of operating performance.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

We will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2019 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	March 30, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$218.9	$(131.5)	$87.4	$218.1	$(128.7)	$89.4
Technology	84.1	(54.7)	29.4	84.5	(54.0)	30.5
Patents	6.7	(5.4)	1.3	6.7	(5.3)	1.4
Other	10.9	(10.9)	—	10.8	(10.8)	—
	320.6	(202.5)	118.1	320.1	(198.8)	121.3
Trademarks with indefinite lives	193.0	—	193.0	191.0	—	191.0
Total	$513.6	$(202.5)	$311.1	$511.1	$(198.8)	$312.3
As of March 30, 2019, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $68.5 in Power and Energy, $32.5 in Food and Beverage, and $17.1 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $98.7 in Food and Beverage, $59.5 in Industrial, and $34.8 in Power and Energy.
No impairment charges were recorded during the three months ended March 30, 2019 or March 31, 2018. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the three months ended March 30, 2019 related to foreign currency translation.
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
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three months ended March 30, 2019 and March 31, 2018 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$0.3	0.2	$—	$0.2	$0.3	$0.4	Selling, general and administrative
Interest cost	0.1	0.2	0.1	0.1	0.2	0.3	Other income (expense), net
Total net periodic benefit expense	$0.4	$0.4	$0.1	$0.3	$0.5	$0.7
Employer Contributions
During the three months ended March 30, 2019 and March 31, 2018, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(8)    INDEBTEDNESS
Debt at March 30, 2019 and December 31, 2018 was comprised of the following:

	March 30, 2019	December 31, 2018
Term loan(1)	$135.0	$140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	29.0	37.3
Less: deferred financing fees(3)	(7.7)	(8.0)
Total debt	756.3	769.3
Less: short-term debt	24.0	26.0
Less: current maturities of long-term debt	20.6	21.2
Total long-term debt	$711.7	$722.1

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $4.5 and $10.8 and balances under a purchase card program of $22.1 and $23.0 as of March 30, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 2 for further discussion regarding our adoption of a new lease accounting standard during the three months ended March 30, 2019 and the impact of such adoption on our capital lease obligations.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated financial statements included in our 2018 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.2% and 4.3% at March 30, 2019 and December 31, 2018, respectively.
At March 30, 2019, we had $444.0 of borrowing capacity under our revolving credit facilities after giving effect to $6.0 reserved for outstanding letters of credit. At March 30, 2019, we had $27.3 of available borrowing capacity under our trade receivables financing arrangement. Our trade receivables financing arrangement provides for a total commitment of $50.0 from associated lenders, depending upon our trade receivables balance and other factors. In addition, at March 30, 2019, we had $396.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $103.9 reserved for outstanding bank guarantees and standby letters of credit.
At March 30, 2019, in addition to the revolving lines of credit described above, we had approximately $9.1 of letters of credit outstanding under separate arrangements in China and India.
At March 30, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $68.8 and $65.3 outstanding as of March 30, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $16.6 and $15.3 at March 30, 2019 and December 31, 2018, respectively, with scheduled maturities of $16.4 and $0.2 within one and two years, respectively. There were unrealized losses of $0.1 and $0.3 recorded in accumulated other comprehensive loss related to FX forward contracts as of March 30, 2019 and December 31, 2018, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $1.2 and $4.3 for the three months ended March 30, 2019 and March 31, 2018, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $1.8 and $2.1 (gross assets) and $0.5 and $0.2 (gross liabilities) at March 30, 2019 and December 31, 2018, respectively.
(10)    EQUITY AND STOCK-BASED COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended
	March 30, 2019	March 31, 2018
Weighted-average shares outstanding, basic	42.452	41.978
Dilutive effect of share-based awards	0.125	0.552
Weighted-average shares outstanding, dilutive(1)	42.577	42.530

(1)
Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.202 for the three months ended March 30, 2019. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.151 and 0.216 for the three months ended March 30, 2019 and March 31, 2018, respectively. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 for the three months ended March 30, 2019 and March 31, 2018.

Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 0.754 unissued shares of our common stock were available for future grant as of March 30, 2019. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted 2019 target performance awards during the three months ended March 30, 2019 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2019 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2019 through December 31, 2021. In addition, certain eligible employees, including officers, were granted 2019 target performance awards during the three months ended March 30, 2019 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2021 (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible employees, including officers.
Eligible employees, including officers, also were granted 2019 awards during the three months ended March 30, 2019 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. An officer also was granted a 2019 award during the three months ended March 30, 2019 that vests at the end of three years, subject to the passage of time and the officer’s continued employment during such period. In some instances, such as death,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible employees, including officers.
Restricted stock unit awards granted to eligible employees, including officers, during the three months ended March 30, 2019, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three months ended March 30, 2019 and March 31, 2018, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Stock-based compensation expense	$3.2	$5.1
Income tax benefit	(0.7)	(1.2)
Stock-based compensation expense, net of income tax benefit	$2.5	$3.9
Restricted Stock Unit Awards
The Monte Carlo simulation model valuation technique was used to determine the fair value of our 2019 restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock unit award. The following assumptions were used in determining the fair value of the awards granted on the date indicated below:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlations Between Total Shareholder Return for SPX FLOW and Individual Companies in the Composite Group
				Minimum	Average	Maximum
March 21, 2019:
SPX FLOW	36.9%	—%	2.45%	0.1274	0.4364	0.7393
Composite Group	28.1%	n/a	2.45%
Annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility as of the grant date. An expected annual dividend yield was not assumed as dividends are not currently granted on common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant date.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following table summarizes the unvested restricted stock share and restricted stock unit activity for the three months ended March 30, 2019:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2018	1.176	$36.40
Granted	0.469	33.97
Vested	(0.421)	32.17
Forfeited and other	(0.226)	30.20
Outstanding at March 30, 2019	0.998	$38.43
As of March 30, 2019, there was $27.1 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.3 years.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of March 30, 2019 and December 31, 2018, all of which were exercisable as of March 30, 2019. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of March 30, 2019.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of March 30, 2019 and December 31, 2018 was foreign currency translation adjustment (there were unrealized losses of $0.1 and $0.3, net of taxes, recorded in AOCL related to FX forward contracts as of March 30, 2019 and December 31, 2018, respectively, as discussed in Note 9). See the condensed consolidated statement of comprehensive income for changes in AOCL for the three months ended March 30, 2019 and March 31, 2018.
Common Stock in Treasury
During the three months ended March 30, 2019 and March 31, 2018, “Common stock in treasury” was increased by $5.1 and $4.0, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
(11)    LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
Various claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims, and claims to certain indemnification obligations arising from previous acquisitions/dispositions), have been filed or are pending against us and certain of our subsidiaries. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
During the first quarter of 2019, the Company received a payment demand from a customer arising from a project that is substantially complete in terms of production, revenue recognition and receipt of payment.  Management does not have sufficient information at this time to estimate a potential loss or range of loss associated with this matter, but if the matter were to be concluded adversely to the Company, it could have a material impact on earnings and cash flows in the period so determined.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 13. Of the $21.2 of current exercise value of the put options outstanding as of March 30, 2019, options with a value of $11.9 became exercisable during 2018. If and when such options are exercised, we expect to settle the option value in cash.
(12)    INCOME TAXES
Unrecognized Tax Benefits
As of March 30, 2019, we had gross unrecognized tax benefits of $5.3 (net unrecognized tax benefits of $2.9), of which $2.9, if recognized, would impact our effective tax rate.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 30, 2019, gross accrued interest totaled $0.4 (net accrued interest of $0.3), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.5 to $2.5. The previously unrecognized tax benefits relate to transfer pricing matters.
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by SPX Corporation (the “former Parent”) or its subsidiaries that were not part of our spin-off from the former Parent effected on September 26, 2015 (the “Spin-Off”). As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets.
Other Tax Matters
During the three months ended March 30, 2019, we recorded an income tax provision of $10.7 on $30.8 of pre-tax income, resulting in an effective tax rate of 34.7%. This compares to an income tax provision for the three months ended March 31, 2018 of $0.8 on $16.1 of pre-tax income, resulting in an effective tax rate of 5.0%. The effective tax rate for the first quarter of 2019 was impacted by a charge of $2.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the first quarter of 2018 was impacted by a benefit of $9.4 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and partially offset by charges of (i) $1.8 resulting from a refinement of the transition tax calculation, (ii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation, and (iii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During the fourth quarter of 2018, the U.S. Treasury issued additional guidance regarding a provision of the Tax Act which effectively eliminated the $9.4 benefit related to the foreign tax credits arising from distributions of income taxed under the transition tax provisions of the Tax Act and recorded in the first quarter of 2018 as described above. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for additional information regarding the Tax Act and its impact on our income tax provision.

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
In connection with the Spin-Off, we and the former Parent entered into a Tax Matters Agreement which, among other matters, addresses the allocation of certain tax adjustments that might arise upon examination of the 2013, 2014 and the pre-Spin-Off portion of the 2015 federal income tax returns of the former Parent. Of these returns, the 2014 and pre-Spin-Off portion of the 2015 federal income tax returns are currently under audit, and we believe any contingencies have been adequately provided for.
State income tax returns generally are subject to examination for a period of three to five years after filing the respective tax returns. The impact on such tax returns of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have a limited number of state income tax returns in the process of examination. We believe any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
As of March 30, 2019 and December 31, 2018, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $1.8 and $2.1 (gross assets) and $0.5 and $0.2 (gross liabilities), respectively. As of March 30, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
In connection with an adoption of new accounting guidance, we adjusted an investment in an equity security from its historical cost to estimated fair value during the fourth quarter of 2018. Utilizing a practical expedient, the fair value of our equity security was based on our ownership percentage, applied to the net asset value derived from the investee's most currently issued, audited financial statements at that time. Our investment in the equity security is reflected at its net asset value in “other assets” in our condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018 and the increase in our investment, based on the equity security’s most recently determined net asset value, is reflected in “Other income (expense), net” in our condensed consolidated statement of operations during the three months ended March 30, 2019. We are restricted from transferring this investment without approval of the manager of the investee.
The table below represents a reconciliation of our investment in the equity security, measured at net asset value using a practical expedient to fair value guidance, for the three months ended March 30, 2019, including the increase in net asset value recorded to “Other income (expense), net.” As noted above, this investment was recognized at its historical cost until the fourth quarter of 2018.

Three months ended
March 30, 2019
Balance at beginning of year	$16.6
Increase in net asset value recorded to earnings	6.2
Proceeds received from partial distribution of investee	(2.6)
Balance at end of period	$20.2
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 11 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At March 30, 2019, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 6 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of March 30, 2019 and December 31, 2018 were as follows:

	March 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$135.0	$135.0	$140.0	$140.0
5.625% Senior notes(1)	300.0	300.8	300.0	283.5
5.875% Senior notes(1)	300.0	300.8	300.0	279.4
Other indebtedness	24.5	24.5	26.5	26.5

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018 approximate fair value due to the short-term nature of those instruments.
(14)     SUBSEQUENT EVENT
On May 2, 2019, the Company announced that its Board of Directors has initiated a process to divest a substantial portion of the Company’s Power and Energy reportable segment. The Company’s Board has not set a timetable for the conclusion of this process nor has it made any decision related to any transaction at this time.
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

All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed herein and under the heading “Risk Factors” in our 2018 Annual Report on Form 10-K and in any other documents subsequently filed by us under the Exchange Act that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in three business segments: Food and Beverage, Power and Energy, and Industrial. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value solutions at the heart of growing and sustaining our diverse communities. The Company's product offering is concentrated in rotating, actuating and hydraulic technologies, as well as automated process systems, into food and beverage, industrial and power and energy markets. In 2018, SPX FLOW had approximately $2 billion in annual revenues with operations in more than 30 countries and sales in more than 150 countries, with approximately 40%, 35% and 25% from sales into the Americas, EMEA and Asia Pacific regions, respectively.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended March 30, 2019, revenues increased $0.8 (0.2%). The modest increase in revenues was due to an increase in organic revenue, largely offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to an increased volume of systems and components sales in our Food and Beverage segment and an increased volume of shipments of mixers, dehydration equipment and hydraulic tools in our Industrial segment.
Income before Income Taxes — Income before income taxes increased $14.7 (91.3%) in the three months ended March 30, 2019. The improvement in pre-tax income was due primarily to (i) an increase in segment profitability, (ii) an increase in other income related to an increase in the net asset value of an equity security during the 2019 period, and (iii) a reduction in foreign currency exchange losses, as the 2018 period included certain losses related to the effect on certain cash and cash equivalents due to the devaluation of the Angolan Kwanza against the U.S. dollar.
Cash Flows from Operations — For the three months ended March 30, 2019, cash flows from operations increased to $21.8 from $15.6 primarily as a result of (i) reduced payments for incentive compensation, partially offset by (ii) decreases in working capital driven by the timing of project execution and associated milestone payments.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements included in our 2018 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 are March 30, June 29, and September 28, compared to the respective March 31, June 30, and September 29, 2018 dates. We had one less day in the first quarter of 2019 and will have one more day in the fourth quarter of 2019 than in the respective 2018 periods.
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
Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors. See “Executive Overview - Our Business” for a discussion of our competitors.
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
The following table provides selected financial information for the three months ended March 30, 2019 and March 31, 2018, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Revenues	$491.1	$490.3	0.2
Gross profit	154.5	155.7	(0.8)
% of revenues	31.5%	31.8%
Selling, general and administrative	108.9	115.5	(5.7)
% of revenues	22.2%	23.6%
Intangible amortization	3.8	4.4	(13.6)
Restructuring and other related charges	5.0	2.6	92.3
Other income (expense), net	4.7	(4.6)	*
Interest expense, net	(10.7)	(12.5)	(14.4)
Income before income taxes	30.8	16.1	91.3
Income tax provision	(10.7)	(0.8)	*
Net income	20.1	15.3	31.4
Less: Net income (loss) attributable to noncontrolling interests	0.6	(0.2)	*
Net income attributable to SPX FLOW, Inc.	19.5	15.5	25.8

Components of consolidated revenue growth:
Organic growth			4.6
Foreign currency			(4.4)
Net revenue growth			0.2
*Not meaningful for comparison purposes
Revenues - For the three months ended March 30, 2019, the modest increase in revenues, compared to the respective 2018 period, was due to an increase in organic revenue, largely offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to an increased volume of systems and components sales in our Food and Beverage segment and an increased volume of shipments of mixers, dehydration equipment and hydraulic tools in our Industrial segment.
See “Results of Reportable Segments” for additional details.
Gross Profit - The modest decreases in gross profit and margin for the three months ended March 30, 2019, compared to the respective 2018 period, were attributable primarily to a strengthening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, a less favorable revenue mix in our Food and Beverage segment and lower revenues in our Power and Energy segment. The effects of these items were largely offset by improvements in our Industrial segment's gross margin resulting from (i) the increased volume of shipments of mixers, dehydration equipment and hydraulic tools noted

above, (ii) costs associated with the repair of a large mixer incurred in the 2018 period that did not recur in the current period and (iii) improved operational execution.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended March 30, 2019, the decrease in SG&A expense, compared to the respective 2018 period, was due primarily to a strengthening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, a decrease in stock compensation expense. See “Corporate Expense and Pension and Postretirement Service Costs” below for additional details regarding the decrease in stock compensation expense.
Intangible Amortization - For the three months ended March 30, 2019, the decrease in intangible amortization, compared to the respective period in 2018, was due to (i) a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Food and Beverage reportable segment during the fourth quarter of 2018 and (ii) a strengthening of the U.S. dollar during the period against various foreign currencies.
Restructuring and Other Related Charges - Charges for the three months ended March 30, 2019 related primarily to severance and other costs associated with the further rationalization, initiated during the fourth quarter of 2018, of a Food and Beverage business based primarily in the EMEA region. Charges for the three months ended March 31, 2018 related primarily to severance and other costs associated with a reduction in workforce of the manufacturing operations of a Power and Energy facility in the U.K. See Note 4 to our condensed consolidated financial statements for further details of actions taken during the three months ended March 30, 2019 and March 31, 2018.
Other Income (Expense), net - Other income, net, for the three months ended March 30, 2019 was composed of investment-related gains of $6.2, partially offset by foreign currency (“FX”) losses of $1.2, non-service-related pension and postretirement costs of $0.2 and net losses on asset sales of $0.1. The investment-related gains related to an increase in the net asset value of our investment in an equity security. See Note 13 to our condensed consolidated financial statements for additional details.
Other expense, net, for the three months ended March 31, 2018 was composed of FX losses of $4.3 and non-service-related pension and postretirement costs of $0.3. Of the $4.3 of FX losses, $2.8 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during the first quarter of 2018 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company.
Interest Expense, net - Interest expense, net, for the three months ended March 30, 2019 and March 31, 2018, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our trade receivables financing arrangement, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
Interest expense, net, included interest expense of $12.7 and $14.5 during the three months ended March 30, 2019 and March 31, 2018, respectively, partially offset by interest income of $2.0 in both periods. The decrease in interest expense, net, during the three months ended March 30, 2019, compared to the respective 2018 period, was due primarily to a lower level of average outstanding borrowings under our term loan facility. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $20.0 and $60.0, respectively, during the second and fourth quarters of 2018. See Note 8 to our condensed consolidated financial statements for additional details on our third-party debt.
Income Tax Provision - During the three months ended March 30, 2019, we recorded an income tax provision of $10.7 on $30.8 of pre-tax income, resulting in an effective tax rate of 34.7%. This compares to an income tax provision for the three months ended March 31, 2018 of $0.8 on $16.1 of pre-tax income, resulting in an effective tax rate of 5.0%. The effective tax rate for the first quarter of 2019 was impacted by a charge of $2.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the first quarter of 2018 was impacted by a benefit of $9.4 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and partially offset by charges of (i) $1.8 resulting from a refinement of the transition tax calculation, (ii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation, and (iii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.

During the fourth quarter of 2018, the U.S. Treasury issued additional guidance regarding a provision of the Tax Act which effectively eliminated the $9.4 benefit related to the foreign tax credits arising from distributions of income taxed under the transition tax provisions of the Tax Act and recorded in the first quarter of 2018 as described above. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for additional information regarding the Tax Act and its impact on our income tax provision.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended
	March 30, 2019	March 31, 2018	% Change
Backlog	$290.0	$390.6	(25.8)
Orders	153.1	171.2	(10.6)

Revenues	172.5	166.5	3.6
Income	18.5	17.9	3.4
% of revenues	10.7%	10.8%
Components of revenue growth:
Organic growth			8.5
Foreign currency			(4.9)
Revenue growth			3.6
Revenues - For the three months ended March 30, 2019, the increase in revenues, compared to the respective 2018 period, was due to an increase in organic revenue, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to execution of dry dairy systems projects recorded as orders in 2017 and, to a lesser extent, growth in component revenues.
Income - For the three months ended March 30, 2019, income modestly increased and margin modestly declined, compared to the respective 2018 period, primarily due to the mix of organic revenue growth noted above.
Backlog - The segment had backlog of $290.0 and $390.6 as of March 30, 2019 and March 31, 2018, respectively. Of the $100.6 year-over-year decrease in backlog, $72.2 was attributable to organic decline and $28.4 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a decrease in orders for dry dairy systems projects, consistent with the Company's strategy to limit its exposure to large projects in that market and, to a lesser extent, a reduction of component backlog.

Power and Energy

	As of and for the three months ended
	March 30, 2019	March 31, 2018	% Change
Backlog	$395.0	$428.4	(7.8)
Orders	116.7	144.4	(19.2)

Revenues	136.3	144.7	(5.8)
Income	9.8	12.2	(19.7)
% of revenues	7.2%	8.4%
Components of revenue decline:
Organic decline			(2.1)
Foreign currency			(3.7)
Revenue decline			(5.8)
Revenues - For the three months ended March 30, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, a decrease in organic revenue. The decrease in organic revenue was due primarily to a decreased volume of OE shipments and, to a lesser extent, of aftermarket revenue.
Income - For the three months ended March 30, 2019, income and margin decreased, compared to the respective 2018 period, primarily due to the reduction of organic revenue noted above.
Backlog - The segment had backlog of $395.0 and $428.4 as of March 30, 2019 and March 31, 2018, respectively. Of the $33.4 year-over-year decrease in backlog, $11.7 was attributable to organic decline and $21.7 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a reduction of backlog for pumps, partially offset by an increased backlog for pipeline valves.
Industrial

	As of and for the three months ended
	March 30, 2019	March 31, 2018	% Change
Backlog	$232.4	$231.8	0.3
Orders	189.6	193.4	(2.0)

Revenues	182.3	179.1	1.8
Income	27.1	20.5	32.2
% of revenues	14.9%	11.4%
Components of revenue growth:
Organic growth			6.4
Foreign currency			(4.6)
Revenue growth			1.8
Revenues - For the three months ended March 30, 2019, the increase in revenues, compared to the respective 2018 period, was due to an increase in organic revenue, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to an increased volume of shipments of mixers, dehydration equipment and hydraulic tools, partially offset by a decline in shipments of pumps.
Income - For the three months ended March 30, 2019, income and margin increased compared to the respective 2018 period, due primarily to (i) income from the organic revenue growth noted above, (ii) costs associated with the repair of a large mixer incurred in the 2018 period that did not recur in the current period and (iii) improved operational execution.

Backlog - The segment had backlog of $232.4 and $231.8 as of March 30, 2019 and March 31, 2018, respectively. Of the $0.6 year-over-year modest increase in backlog, $13.2 was attributable to organic growth which was largely offset by a $12.6 decrease attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in backlog of mixers, hydraulic tools and heat exchangers, partially offset by a reduction in backlog of dehydration equipment.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended
	March 30, 2019	March 31, 2018	% Change
Total consolidated revenues	$491.1	$490.3	0.2
Corporate expense	13.3	14.4	(7.6)
% of revenues	2.7%	2.9%
Pension and postretirement service costs	0.3	0.4	(25.0)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three months ended March 30, 2019, compared to the respective 2018 period, was due primarily to a decrease in the number of executive employees whose awards became fully vested and were fully recognized as compensation expense based on early retirement provisions during the first quarter of 2019, compared to the first quarter of 2018.
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
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the three months ended March 30, 2019 and March 31, 2018.
Cash Flow

	Three months ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities	$21.8	$15.6
Cash flows used in investing activities	(6.9)	(5.2)
Cash flows used in financing activities	(12.2)	(38.1)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(13.8)	7.9
Net change in cash, cash equivalents and restricted cash	$(11.1)	$(19.8)

Operating Activities - During the three months ended March 30, 2019, the increase in cash flows from operating activities, compared to the same period in 2018, was primarily attributable to (i) reduced payments for incentive compensation, partially offset by (ii) decreases in working capital driven by the timing of project execution and associated milestone payments.
Investing Activities - During the three months ended March 30, 2019 and March 31, 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the three months ended March 30, 2019, cash flows used in financing activities related primarily to repayments under our term loan facility of $5.0 and payments of minimum withholdings on behalf of employees in connection with net share settlements during the period of $5.1. During the three months ended March 31, 2018, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $35.0, including a voluntary prepayment in the amount of $30.0 under our term loan facility.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $13.8 in the three months ended March 30, 2019, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash primarily as a result of changes in the U.S. dollar against the British Pound and, to a lesser extent, of changes in the U.S. dollar against certain other foreign currencies during the period.
The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $7.9 in the three months ended March 31, 2018, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.
Borrowings and Availability
Borrowings —Debt at March 30, 2019 and December 31, 2018 was comprised of the following:

	March 30, 2019	December 31, 2018
Term loan(1)	$135.0	$140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	29.0	37.3
Less: deferred financing fees(3)	(7.7)	(8.0)
Total debt	756.3	769.3
Less: short-term debt	24.0	26.0
Less: current maturities of long-term debt	20.6	21.2
Total long-term debt	$711.7	$722.1

(1)
The term loan, which had an initial principal balance of $400.0, is repayable in quarterly installments of 5.0% annually which began with our third quarter of 2016, with the remaining balance repayable in full on September 24, 2020.

(2)
Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $4.5 and $10.8 and balances under a purchase card program of $22.1 and $23.0 as of March 30, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 2 to our condensed consolidated financial statements for further discussion regarding our adoption of a new lease accounting standard during the three months ended March 30, 2019 and the impact of such adoption on our capital lease obligations.

(3)	Deferred financing fees were comprised of fees related to the term loan and senior notes.
Availability — At March 30, 2019, we had $444.0 of borrowing capacity under our revolving credit facilities after giving effect to $6.0 reserved for outstanding letters of credit, and $27.3 of available borrowing capacity under our trade receivables financing arrangement. In addition, at March 30, 2019, we had $396.1 of available issuance capacity under our foreign credit instrument facilities after giving effect to $103.9 reserved for outstanding bank guarantees and standby letters of credit.

At March 30, 2019, in addition to the revolving lines of credit described above, we had approximately $9.1 of letters of credit outstanding under separate arrangements in China and India.
Refer to Note 8 for further information on our borrowings as of March 30, 2019.
At March 30, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
As of March 30, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $68.8 and $65.3 outstanding as of March 30, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $16.6 and $15.3 at March 30, 2019 and December 31, 2018, respectively, with scheduled maturities of $16.4 and $0.2 within one and two years, respectively. There were unrealized losses of $0.1 and $0.3 recorded in accumulated other comprehensive loss related to FX forward contracts as of March 30, 2019 and December 31, 2018, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $1.2 and $4.3 for the three months ended March 30, 2019 and March 31, 2018, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $1.3 (asset) and $1.9 (asset) at March 30, 2019 and December 31, 2018, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at March 30, 2019 for similar debt, was $761.1, compared to our carrying value of $759.5.

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
Other Matters
Contractual Obligations - As of March 30, 2019, there were no material changes in our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $3.2 as of March 30, 2019. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $1.5 to $2.5.
Contingencies and Other Matters - Various claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims, and claims to certain indemnification obligations arising from previous acquisitions/dispositions), have been filed or are pending against us and certain of our subsidiaries. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
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
Refer to Note 11 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of March 30, 2019 and December 31, 2018. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
Critical Accounting Policies and Use of Estimates
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our consolidated financial statements included in our 2018 Annual Report on Form 10-K.
Effective January 1, 2019, we adopted the FASB's new standard on accounting for leases, which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases. Refer to Note 2 of our condensed consolidated financial statements for further information regarding estimates and assumptions associated with our adoption of the new standard on accounting for leases.

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
The following table provides information, as of March 30, 2019, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$20.0	$115.0	$—	$—	$—	$—	$135.0	$135.0
Average interest rate							4.249%
5.625% senior notes	—	—	—	—	—	300.0	300.0	300.8
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	300.8
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities and our trade receivables financing arrangement will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $68.8 outstanding as of March 30, 2019, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $16.6 at March 30, 2019, with scheduled maturities of $16.4 and $0.2 within one and two years, respectively. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $1.8 (gross assets) and $0.5 (gross liabilities) as of March 30, 2019.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of March 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2019.
Effective January 1, 2019 and as outlined in Note 2 of our condensed consolidated financial statements as of and for the three months ended March 30, 2019, we adopted the FASB's new standard on accounting for leases, which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases.
Concurrent with the effective date of adoption of the new lease standard, we implemented changes to our business processes and related control activities associated with leases.  These included the development of new policies and procedures based on the requirements provided in the new lease standard, new training, ongoing lease review requirements, and gathering and review of information provided for required disclosures.
Other than as noted above, no changes during the quarter ended March 30, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 11, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition, future results of operations or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended March 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
1/1/19 - 1/31/19	129,346	$30.75	—
2/1/19 - 2/28/19	—	—	—
3/1/19 - 3/30/19	36,054	32.89	—
Total	165,400		—
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

SPX FLOW, Inc.
(Registrant)

Date: May 2, 2019	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: May 2, 2019	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description
10.1
Separation Agreement dated as of December 17, 2018 between SPX FLOW, Inc. and Jeremy W. Smeltser, incorporated herein by reference from the SPX FLOW, Inc. Amendment No. 2 to Current Report on Form 8-K filed on March 1, 2019 (file no. 1-37393).

10.2
Form of Change of Control Agreement between each of Jaime M. Easley, Dwight Gibson, Tyrone Jeffers, Jose Larios and Ryan Taylor and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).

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
101.1
SPX FLOW, Inc. financial information from its Form 10-Q for the quarterly period ended March 30, 2019, formatted in XBRL, including: (i) Condensed Consolidated Statements of Operations for the three months ended March 30, 2019 and March 31, 2018; (ii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 30, 2019 and March 31, 2018; (iii) Condensed Consolidated Balance Sheets as of March 30, 2019 and December 31, 2018; (iv) Condensed Consolidated Statements of Equity for the three months ended March 30, 2019 and March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2019 and March 31, 2018; and (vi) Notes to Condensed Consolidated Financial Statements.

__________________________________________________________________