Form 10-Q
period 2019-06-29
SPX FLOW, Inc.
filed 2019-08-07
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 29, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
    Commission file number 1-37393
SPX FLOW, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		47-3110748
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
13320 Ballantyne Corporate Place		28277
Charlotte,	NC	(Zip Code)
(Address of Principal Executive Offices)
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
Common shares outstanding as of August 2, 2019 were 42,562,795.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$385.4	$406.5	$758.8	$775.4
Cost of products sold	254.8	270.7	504.8	521.2
Gross profit	130.6	135.8	254.0	254.2
Selling, general and administrative	96.2	98.3	183.7	192.8
Intangible amortization	2.8	3.3	5.7	6.7
Restructuring and other related charges	1.9	1.9	6.9	2.7
Operating income	29.7	32.3	57.7	52.0

Other income (expense), net	1.7	(0.3)	7.2	(2.1)
Interest expense, net	(8.4)	(9.1)	(16.0)	(18.3)
Income from continuing operations before income taxes	23.0	22.9	48.9	31.6
Income tax provision	(11.5)	(8.2)	(22.2)	(5.2)
Income from continuing operations	11.5	14.7	26.7	26.4
Income from discontinued operations, net of tax	50.7	8.7	55.6	12.3
Net income	62.2	23.4	82.3	38.7
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	0.5	0.2	0.3
Net income attributable to SPX FLOW, Inc.	$62.6	$22.9	$82.1	$38.4

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$11.4	$14.2	$26.3	$25.8
Income from discontinued operations, net of tax	51.2	8.7	55.8	12.6
Net income attributable to SPX FLOW, Inc.	$62.6	$22.9	$82.1	$38.4

Basic income per share of common stock:
Income per share from continuing operations	$0.27	$0.34	$0.62	$0.61
Income per share from discontinued operations	1.21	0.20	1.32	0.30
Net income per share attributable to SPX FLOW, Inc.	$1.48	$0.54	$1.94	$0.91
Diluted income per share of common stock:
Income per share from continuing operations	$0.27	$0.34	$0.62	$0.61
Income per share from discontinued operations	1.20	0.20	1.31	0.29
Net income per share attributable to SPX FLOW, Inc.	$1.47	$0.54	$1.93	$0.90

Weighted average number of common shares outstanding - basic	42.368	42.146	42.410	42.072
Weighted average number of common shares outstanding - diluted	42.617	42.616	42.597	42.559
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$62.2	$23.4	$82.3	$38.7
Other comprehensive income (loss), net:
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.1	—	—	0.2	—
Foreign currency translation adjustments	9.3	(78.0)	0.4	(38.0)
Other comprehensive income (loss), net	9.3	(78.0)	0.6	(38.0)
Total comprehensive income (loss)	71.5	(54.6)	82.9	0.7
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.6)	0.1	—	(0.1)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$72.1	$(54.7)	$82.9	$0.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$186.7	$197.0
Accounts receivable, net	258.4	278.4
Contract assets	30.1	33.8
Inventories, net	233.3	220.5
Other current assets	21.3	33.3
Assets of discontinued operations - current	664.0	244.4
Total current assets	1,393.8	1,007.4
Property, plant and equipment:
Land	23.7	23.9
Buildings and leasehold improvements	170.7	175.5
Machinery and equipment	342.8	336.8
	537.2	536.2
Accumulated depreciation	(292.6)	(284.9)
Property, plant and equipment, net	244.6	251.3
Goodwill	549.6	550.4
Intangibles, net	213.5	219.2
Other assets	172.7	111.1
Assets of discontinued operations - long-term	—	412.4
TOTAL ASSETS	$2,574.2	$2,551.8

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$149.3	$157.0
Contract liabilities	108.8	136.4
Accrued expenses	155.1	149.0
Income taxes payable	21.9	26.7
Short-term debt	23.5	26.0
Current maturities of long-term debt	0.1	20.8
Liabilities of discontinued operations - current	198.3	133.4
Total current liabilities	657.0	649.3
Long-term debt	708.0	718.3
Deferred and other income taxes	42.2	71.5
Other long-term liabilities	107.9	67.5
Liabilities of discontinued operations - long-term	—	60.6
Total long-term liabilities	858.1	917.9
Commitments and contingent liabilities (Note 12)
Mezzanine equity	21.0	21.5
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,119,988 issued and 42,562,795 outstanding at June 29, 2019, and 42,932,339 issued and 42,542,888 outstanding at December 31, 2018	0.4	0.4
Paid-in capital	1,669.4	1,662.6
Accumulated deficit	(192.0)	(265.6)
Accumulated other comprehensive loss	(429.9)	(430.7)
Common stock in treasury (557,193 shares at June 29, 2019, and 389,451 shares at December 31, 2018)	(19.1)	(13.9)
Total SPX FLOW, Inc. shareholders' equity	1,028.8	952.8
Noncontrolling interests	9.3	10.3
Total equity	1,038.1	963.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,574.2	$2,551.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended June 29, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at March 30, 2019	42.5	$0.4	$1,665.8	$(254.6)	$(439.4)	$(19.0)	$953.2	$10.9	$964.1
Net income (loss)	—	—	—	62.6	—	—	62.6	(0.4)	62.2
Other comprehensive income (loss), net	—	—	—	—	9.5	—	9.5	(0.2)	9.3
Stock-based compensation expense	—	—	3.6	—	—	—	3.6	—	3.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at June 29, 2019	42.6	$0.4	$1,669.4	$(192.0)	$(429.9)	$(19.1)	$1,028.8	$9.3	$1,038.1

	Three months ended June 30, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at March 31, 2018	42.5	$0.4	$1,658.4	$(306.2)	$(340.1)	$(12.9)	$999.6	$8.5	$1,008.1
Net income	—	—	—	22.9	—	—	22.9	0.5	23.4
Other comprehensive loss, net	—	—	—	—	(77.6)	—	(77.6)	(0.4)	(78.0)
Stock-based compensation expense	—	—	4.0	—	—	—	4.0	—	4.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(0.4)	(0.4)	—	(0.4)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at June 30, 2018	42.5	$0.4	$1,656.7	$(283.3)	$(417.7)	$(13.3)	$942.8	$10.5	$953.3

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Six months ended June 29, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income	—	—	—	82.1	—	—	82.1	0.2	82.3
Other comprehensive income (loss), net	—	—	—	—	0.8	—	0.8	(0.2)	0.6
Stock-based compensation expense	—	—	6.8	—	—	—	6.8	—	6.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at June 29, 2019	42.6	$0.4	$1,669.4	$(192.0)	$(429.9)	$(19.1)	$1,028.8	$9.3	$1,038.1

	Six months ended June 30, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	5.8	(7.3)	—	(1.5)	—	(1.5)
Net income	—	—	—	38.4	—	—	38.4	0.3	38.7
Other comprehensive loss, net	—	—	—	—	(37.6)	—	(37.6)	(0.4)	(38.0)
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	9.1	—	—	—	9.1	—	9.1
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(4.4)	(4.4)	—	(4.4)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.2)	(2.2)
Balance at June 30, 2018	42.5	$0.4	$1,656.7	$(283.3)	$(417.7)	$(13.3)	$942.8	$10.5	$953.3
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$82.3	$38.7
Less: Income from discontinued operations, net of tax	55.6	12.3
Income from continuing operations	26.7	26.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	6.9	2.7
Deferred income taxes	8.5	1.6
Depreciation and amortization	19.4	21.3
Stock-based compensation	6.2	8.3
Pension and other employee benefits	1.0	3.7
Loss (gain) on asset sales and other, net	(0.2)	0.1
Gain on change in fair value of investment in equity security	(7.8)	—
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable and other assets	45.1	(13.7)
Contract assets and liabilities, net	(24.0)	(0.9)
Inventories	(12.2)	(34.2)
Accounts payable, accrued expenses and other	(45.9)	(17.7)
Cash spending on restructuring actions	(3.3)	(8.5)
Net cash from (used in) continuing operations	20.4	(10.9)
Net cash from discontinued operations	23.8	29.5
Net cash from operating activities	44.2	18.6
Cash flows used in investing activities:
Proceeds from asset sales and other, net	0.7	—
Capital expenditures	(12.5)	(8.3)
Net cash used in continuing operations	(11.8)	(8.3)
Net cash used in discontinued operations	(2.8)	(4.1)
Net cash used in investing activities	(14.6)	(12.4)
Cash flows used in financing activities:
Borrowings under amended and restated senior credit facilities	122.0	—
Repayments of amended and restated senior credit facilities	(7.0)	—
Borrowings under former senior credit facilities	33.0	55.8
Repayments of former senior credit facilities	(173.0)	(115.8)
Borrowings under former trade receivables financing arrangement	54.0	65.5
Repayments of former trade receivables financing arrangement	(54.0)	(62.5)
Borrowings under other financing arrangements	0.6	3.7
Repayments of other financing arrangements	(3.2)	(3.6)
Financing fees paid	(2.7)	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(5.2)	(4.4)
Dividends paid to noncontrolling interests in subsidiary	(1.0)	(2.2)
Net cash used in continuing operations	(36.5)	(63.5)
Net cash used in discontinued operations	(0.2)	(0.3)
Net cash used in financing activities	(36.7)	(63.8)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(2.8)	(1.3)
Net change in cash, cash equivalents and restricted cash	(9.9)	(58.9)
Consolidated cash, cash equivalents and restricted cash, beginning of period	214.3	264.9
Consolidated cash, cash equivalents and restricted cash, end of period	$204.4	$206.0
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	June 29, 2019	June 30, 2018
Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets at end of period:
Cash and cash equivalents	$186.7	$174.6
Cash and cash equivalents included in assets of discontinued operations	16.8	30.3
Restricted cash included in assets of discontinued operations	0.9	1.1
Consolidated cash, cash equivalents and restricted cash, end of period	$204.4	$206.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
General Matters
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments: the Food and Beverage segment and the Industrial segment.
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
We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments. In addition, amounts previously captioned “Special Charges” in our condensed consolidated financial statements included in our second quarter 2018 Quarterly Report on Form 10-Q are now reported under the caption “Restructuring and other related charges” to conform to the current year presentation.
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
Revenue Recognition
Contract Balances:
Contract assets include unbilled amounts typically resulting from sales under contracts recognized over time when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are generally classified as current, as we expect to bill the amounts within the next twelve months. Contract liabilities include billings in excess of revenue under contracts recognized over time and advance payments received from customers related to product sales (unearned revenue). We classify contract liabilities generally as a current liability, as we expect to recognize the related revenue within the next twelve months. Our contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	June 29, 2019	December 31, 2018	Change(1)
Contract accounts receivable(2)	$245.9	$263.9	$(18.0)
Contract assets	30.1	33.8	(3.7)
Contract liabilities	(108.8)	(136.4)	27.6
Net contract balance	$167.2	$161.3	$5.9
(1)    The $5.9 increase in our net contract balance from December 31, 2018 to June 29, 2019 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

During the three and six months ended June 29, 2019, we recognized revenues of $24.3 and $76.8, respectively, related to contract liabilities outstanding as of December 31, 2018.
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of June 29, 2019, the aggregate amount of our remaining performance obligations was $527.6. The Company expects to recognize revenue on approximately 94% and substantially all of our remaining performance obligations within the next 12 and 24 months, respectively.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
New Lease Pronouncement
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
We adopted the standard effective January 1, 2019 using the modified retrospective adoption method which allowed us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. In connection with our adoption of the new lease pronouncement, we recorded a charge to accumulated deficit of $8.5, reflecting the effects of (1) an impairment of a right-of-use (“ROU”) asset resulting from the rationalization of a business in our Food and Beverage segment during the fourth quarter of 2018 and, to a lesser extent, (2) the reclassification of a former capital lease to an operating lease. See Note 5 for additional information regarding the rationalization of the Food and Beverage business.
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
The components of operating and finance lease ROU assets and liabilities as of June 29, 2019 were as follows:

	June 29, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.3	Property, plant and equipment, net
Operating lease ROU assets	49.8	Other assets
Current portion of operating lease liabilities	15.6	Accrued expenses
Current portion of finance lease liabilities	0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.5	Long-term debt
Long-term operating lease liabilities	41.3	Other long-term liabilities

The components of lease expense for the three and six months ended June 29, 2019 were as follows:

	Three months ended	Six months ended
	June 29, 2019 (1)	June 29, 2019 (1)
Operating lease cost(2)	$4.2	9.2
Short-term lease cost(2)	0.9	1.2
Variable lease cost(2)	0.1	0.5
Total lease cost	$5.2	$10.9
(1)    Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the three and six months ended June 29, 2019.
(2)    Included in “Cost of products sold” and “Selling, general and administrative” in our condensed consolidated statement of operations.
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of June 29, 2019 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$8.8	$0.1	$8.9
2020	15.2	0.2	15.4
2021	10.8	0.1	10.9
2022	7.6	0.1	7.7
2023	5.6	0.1	5.7
2024	4.6	0.1	4.7
Thereafter	12.9	—	12.9
Total lease payments	65.5	0.7	66.2
Less: interest	(8.6)	(0.1)	(8.7)
Present value of lease liabilities	$56.9	$0.6	$57.5

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The future lease payments under operating and capital leases as of December 31, 2018 were as follows:

Year Ending December 31,	Operating leases	Capital leases
2019	$19.0	$1.0
2020	14.0	1.0
2021	9.5	1.0
2022	6.1	1.0
2023	4.5	1.0
Thereafter	14.8	2.9
Total lease payments	$67.9	7.9
Less: interest		(0.7)
Present value of lease liabilities		$7.2

Key assumptions used in accounting for our operating and finance leases as of June 29, 2019 were as follows:

June 29, 2019
Weighted-average remaining lease term (years):
Operating leases	6.1
Finance leases	4.7
Weighted-average discount rate:
Operating leases	4.65%
Finance leases	5.32%

Cash flows and non-cash activities related to our operating and finance leases for the six months ended June 29, 2019 were as follows:

Six months ended
June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$9.5
Operating cash flows paid for finance leases	—
Financing cash flows paid for finance leases	0.1
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	2.5
Finance lease ROU assets obtained in exchange for new finance lease liabilities	0.3

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Summary of Effects of Lease Accounting Standard Update Adopted in First Quarter of 2019
The cumulative effects of the changes made to our condensed consolidated balance sheet as of the beginning of the first quarter of 2019 as a result of the adoption of the accounting standard update on leases, including those included in continuing operations and discontinued operations, were as follows:

		Effects of adoption of lease accounting standard update related to:
Balance Sheet	As filed December 31, 2018	Recognition of Operating Leases	Reclassification of Capital Lease to Operating Lease	Impairment of Operating Lease ROU Asset	Total effects of adoption	With effect of lease accounting standard update January 1, 2019
Assets
Other current assets	$33.3	$(0.9)	$—	$—	$(0.9)	$32.4
Assets of discontinued operations - current	244.4	(0.3)	—	—	(0.3)	244.1
Buildings and leasehold improvements	175.5	—	(7.2)	—	(7.2)	168.3
Accumulated depreciation	(284.9)	—	0.7	—	0.7	(284.2)
Other assets	111.1	57.2	5.8	(8.4)	54.6	165.7
Assets of discontinued operations - long-term	412.4	14.6	—	—	14.6	427.0

Liabilities
Accrued expenses	149.0	16.1	0.9	—	17.0	166.0
Current maturities of long-term debt	20.8	—	(0.7)	—	(0.7)	20.1
Liabilities of discontinued operations - current	133.4	4.1	—	—	4.1	137.5
Long-term debt	718.3	—	(6.1)	—	(6.1)	712.2
Other long-term liabilities	67.5	40.2	5.3	—	45.5	113.0
Liabilities of discontinued operations - long-term	60.6	10.2	—	—	10.2	70.8

Equity
Accumulated deficit	(265.6)	—	(0.1)	(8.4)	(8.5)	(274.1)

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
In March 2018, the FASB issued an amendment to update the Codification and XBRL Taxonomy as a result of the Tax Cuts and Jobs Act (the “Tax Act”), and to incorporate the Staff Accounting Bulletin 118 (“SAB 118”) as released by the SEC, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This amendment was effective for interim and annual reporting periods beginning after December 15, 2018. The Company completed its accounting for the impact of this tax reform legislation as of December 31, 2018. Our adoption of this amendment had no impact on our condensed consolidated financial statements in the first six months of 2019.
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
In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Among other changes in requirements, the amendments in this update also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact this amendment may have on its condensed consolidated financial statements.
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
(3)    DISCONTINUED OPERATIONS
On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment. In connection with this initiative, the Company intends to narrow its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, and including the Bran+Luebbe product line within its former Power and Energy segment, from its flow control application technologies, comprised of the substantial portion of its former Power and Energy reportable segment. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company is that each business will, through a process of divestiture and separation, be positioned to further maximize its respective service to customers through the narrowing of such strategic focus.
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Income from discontinued operations for the three and six months ended June 29, 2019 and June 30, 2018 was as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues	$127.8	$124.7	$245.5	$246.1
Cost of products sold	86.0	87.8	172.6	171.9
Gross profit	41.8	36.9	72.9	74.2
Selling, general and administrative	24.0	20.5	45.4	41.5
Intangible amortization	1.0	1.0	1.9	2.0
Restructuring and other related charges	—	(0.8)	—	1.0
Operating income	16.8	16.2	25.6	29.7

Other expense, net	(0.6)	(0.5)	(1.4)	(3.3)
Interest expense, net(1)	(3.3)	(3.3)	(6.4)	(6.6)
Income from discontinued operations before income taxes	12.9	12.4	17.8	19.8
Income tax benefit (provision)(2)	37.8	(3.7)	37.8	(7.5)
Income from discontinued operations, net of tax	50.7	8.7	55.6	12.3
Less: Loss attributable to noncontrolling interests	(0.5)	—	(0.2)	(0.3)
Income from discontinued operations, net of tax and noncontrolling interests	$51.2	$8.7	$55.8	$12.6
(1)    In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $3.3 and $3.4 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $6.4 and $6.8 for the six-month periods then ended, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
(2)    During the three months ended June 29, 2019, we recorded an income tax benefit of $37.8 on $12.9 of pre-tax income from discontinued operations, resulting in an effective tax rate of (293.0)%. This compares to an income tax provision for the three months ended June 30, 2018 of $3.7 on $12.4 of pre-tax income from discontinued operations, resulting in an effective tax rate of 29.8%. The effective tax rate for the second quarter of 2019 was impacted by a benefit of $40.6 resulting from basis differences that will be realized through the disposition of the held-for-sale assets.
During the six months ended June 29, 2019, we recorded an income tax benefit of $37.8 on $17.8 of pre-tax income from discontinued operations, resulting in an effective tax rate of (212.4)%. This compares to an income tax provision for the six months ended June 30, 2018 of $7.5 on $19.8 of pre-tax income from discontinued operations, resulting in an effective tax rate of 37.9%. The effective tax rate for the first six months of 2019 was impacted by a benefit of $40.6 resulting from basis differences that will be realized through the disposition of the held-for-sale assets. The effective tax rate for the first six months of 2018 was impacted by an expense of $1.1 resulting from an adjustment to the valuation allowance on certain deferred tax assets for which no benefit is expected to be recognized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The major classes of assets and liabilities, excluding intercompany balances, of the business reported as a discontinued operation included in the accompanying condensed consolidated balance sheets, were as follows:

	June 29, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$16.8	$16.3
Accounts receivable, net	99.3	97.3
Contract assets	36.6	35.5
Inventories, net	80.0	84.3
Other current assets	9.3	11.0
Total current assets	242.0	244.4
Property, plant and equipment, net	81.6	84.2
Goodwill	194.8	193.9
Intangibles, net	91.5	93.1
Other assets(1)	54.1	41.2
Total long-term assets(2)	422.0	412.4
TOTAL ASSETS(2)	$664.0	$656.8

LIABILITIES
Current liabilities:
Accounts payable	$46.3	$46.7
Contract liabilities	30.0	38.5
Accrued expenses(1)	48.7	46.3
Income taxes payable	1.7	1.5
Current maturities of long-term debt	0.5	0.4
Total current liabilities	127.2	133.4
Long-term debt	3.7	3.8
Deferred and other income taxes	13.3	12.1
Other long-term liabilities(1)	54.1	44.7
Total long-term liabilities(2)	71.1	60.6
TOTAL LIABILITIES(2)	$198.3	$194.0
(1)     As of June 29, 2019, “other assets” included $12.7 of operating lease ROU assets, “accrued expenses” included $4.0 of current portion of operating lease liabilities and “other long-term liabilities” included $9.0 of long-term operating lease liabilities, each related to the Company’s adoption of the new lease pronouncement effective January 1, 2019.
(2)    The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our condensed consolidated balance sheet as of June 29, 2019, as our planned disposition of the discontinued operation is expected to occur within twelve months of that date. The assets and liabilities of discontinued operations are classified in their respective current or long-term classifications, respectively, in our condensed consolidated balance sheet as of December 31, 2018, in accordance with the nature and underlying classification of such assets and liabilities, as our planned disposition of the discontinued operations is not expected to occur within twelve months of that date.
As of June 29, 2019, management has evaluated indicators of fair value of the Company’s discontinued operations, including indications of fair value received to date from third parties in connection with the marketing of the business for sale. Based on management’s assessment, there were no indicators necessitating an interim impairment of the carrying value of the net assets, including relevant foreign currency translation adjustment balances, of the Company’s discontinued operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the six months ended June 29, 2019 and June 30, 2018:

	Six months ended
	June 29, 2019	June 30, 2018
Depreciation and amortization	$7.8	$8.5
Capital expenditures	(2.8)	(4.1)

(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We innovate with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities with operations in over 30 countries and sales in over 140 countries around the world.  The Company's product offering is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of sanitary and industrial markets.
Prior to the second quarter of 2019, we aggregated our operating segments into three reportable segments; however, in connection with the planned disposition of a substantial portion of our former Power and Energy reportable segment and its reclassification as a discontinued operation, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operating results of that business have not been, and are not expected to be, material to our consolidated financial results. The results of that remaining business have been reclassified and aggregated into the Industrial reportable segment in all periods presented.
Accordingly, we have two reportable segments: the Food and Beverage segment and the Industrial segment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Codification to operating income or loss of each segment before considering asset impairment charges, restructuring and other related charges, pension and postretirement service costs and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our chief operating decision maker evaluates the results of each segment.
Food and Beverage
The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, process solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include homogenizers, pumps, valves, separators and heat exchangers. We also design and assemble process systems that integrate many of these products for our customers. Key brands include APV, Gerstenberg Schroeder, Seital and Waukesha Cherry-Burrell.
Industrial
The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Reportable Segment Financial Data
Financial data for our reportable segments for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Food and Beverage	$178.6	$187.6	$351.1	$354.1
Industrial	206.8	218.9	407.7	421.3
Total revenues	$385.4	$406.5	$758.8	$775.4

Income:
Food and Beverage	$14.0	$20.0	$32.5	$37.9
Industrial	30.7	28.5	59.2	47.5
Total income for reportable segments	44.7	48.5	91.7	85.4

Corporate expense(1)	12.9	14.0	26.7	30.1
Pension and postretirement service costs	0.2	0.3	0.4	0.6
Restructuring and other related charges	1.9	1.9	6.9	2.7
Consolidated operating income	$29.7	$32.3	$57.7	$52.0

(1)Includes $1.5 and $2.0 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $3.1 and $3.7 for the six month periods then ended, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who are expected to remain employees of SPX FLOW upon the planned disposition of the discontinued operations. Additionally, transaction-related costs of $1.1 associated with the Company's preparation to market the discontinued operations during the first quarter and six months ended June 29, 2019 have been reclassified from “Corporate expense” to “Income from discontinued operations, net of tax.”
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the three and six months ended June 29, 2019 and June 30, 2018:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues recognized over time:
Food and Beverage	$73.2	$81.4	$153.0	$144.0
Industrial	10.9	29.0	29.5	48.2
Total revenues recognized over time	$84.1	$110.4	$182.5	$192.2

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three and six months ended June 29, 2019 and June 30, 2018:

	Three months ended June 29, 2019				Three months ended June 30, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$116.9	(1)	$61.7	$178.6	$126.3	(1)	$61.3	$187.6
Industrial	139.5		67.3	206.8	146.8		72.1	218.9
Total revenues	$256.4		$129.0	$385.4	$273.1		$133.4	$406.5
(1)     Includes $62.4 and $66.5 for the three months ended June 29, 2019 and June 30, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.

	Six months ended June 29, 2019				Six months ended June 30, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$229.5	(1)	$121.6	$351.1	$229.6	(1)	$124.5	$354.1
Industrial	276.9		130.8	407.7	285.3		136.0	421.3
Total revenues	$506.4		$252.4	$758.8	$514.9		$260.5	$775.4
(1)     Includes $125.0 and $120.6 for the six months ended June 29, 2019 and June 30, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
(5)     RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Food and Beverage	$1.8	$0.6	$6.2	$0.7
Industrial	0.1	1.3	0.7	2.0
Total	$1.9	$1.9	$6.9	$2.7

Restructuring and Other Related Charges By Reportable Segment
Food and Beverage — Charges for the three months ended June 29, 2019 related primarily to severance and other costs associated with the closure of a facility in South America, partially offset by a credit during the period related to a revision of estimates for previously recognized charges related to prior actions, initiated during the fourth quarter of 2018, which impacted a business based primarily in the EMEA region.
Charges for the six months ended June 29, 2019 included the above items as well as additional charges during the first quarter of 2019 related primarily to severance and other costs associated with the further rationalization of the business based primarily in the EMEA region described above.
Charges for the three and six months ended June 30, 2018 related primarily to a further consolidation of our facilities in Poland, including the termination and other exit costs associated with a leased facility.
Industrial — Charges for the six months ended June 29, 2019 related primarily to severance and other costs associated with certain operations personnel in the EMEA region.

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
Expected charges still to be incurred under actions approved as of June 29, 2019 were approximately $0.1.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the six months ended June 29, 2019 and June 30, 2018:

	Six months ended
	June 29, 2019	June 30, 2018
Balance at beginning of year	$7.2	$10.7
Restructuring and other related charges(1)	6.6	2.7
Utilization — cash	(3.3)	(8.5)
Currency translation adjustment and other	—	(0.2)
Balance at end of period	$10.5	$4.7

(1)     Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.3 of other related charges during the six months ended June 29, 2019.
(6)    INVENTORIES, NET
Inventories at June 29, 2019 and December 31, 2018 comprised the following:

	June 29, 2019	December 31, 2018
Finished goods	$90.9	$79.1
Work in process	58.3	57.3
Raw materials and purchased parts	91.3	91.3
Total FIFO cost	240.5	227.7
Excess of FIFO cost over LIFO inventory value	(7.2)	(7.2)
Total inventories	$233.3	$220.5

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 11% of total inventory at June 29, 2019 and December 31, 2018. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(7)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the six months ended June 29, 2019 were as follows:

	December 31, 2018	Impairments	Foreign Currency Translation and Other	June 29, 2019
Food and Beverage	$261.5	$—	$0.9	$262.4
Industrial(1)	288.9	—	(1.7)	287.2
Total	$550.4	$—	$(0.8)	$549.6

(1)	The carrying amount of goodwill included $133.3 and $133.6 of accumulated impairments as of June 29, 2019 and December 31, 2018.
As of June 29, 2019, there were no indicators necessitating an interim impairment test of our reporting units, based on management's review of operating performance. Refer to Note 3 for further discussion of management's evaluation of interim impairment indicators associated with discontinued operations.

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
Other Intangibles, Net
Identifiable intangible assets were as follows:

	June 29, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$125.9	$(94.3)	$31.6	$125.8	$(90.2)	$35.6
Technology	62.1	(45.1)	17.0	62.1	(43.5)	18.6
Patents	5.6	(4.4)	1.2	5.7	(4.3)	1.4
Other	8.1	(8.1)	—	8.1	(8.1)	—
	201.7	(151.9)	49.8	201.7	(146.1)	55.6
Trademarks with indefinite lives	163.7	—	163.7	163.6	—	163.6
Total	$365.4	$(151.9)	$213.5	$365.3	$(146.1)	$219.2

As of June 29, 2019, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $31.3 in Food and Beverage and $18.5 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $96.9 in Food and Beverage and $66.8 in Industrial.
No impairment charges were recorded during the six months ended June 29, 2019 or June 30, 2018. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the six months ended June 29, 2019 related to foreign currency translation.
(8)    EMPLOYEE BENEFIT PLANS
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
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three and six months ended June 29, 2019 and June 30, 2018 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$0.2	—	$—	$0.3	$0.2	$0.3	Selling, general and administrative
Interest cost	0.1	0.1	0.1	0.2	0.2	0.3	Other income (expense), net
Recognized net actuarial loss(1)	—	0.6	0.2	—	0.2	0.6	Other income (expense), net
Total net periodic benefit expense	$0.3	$0.7	$0.3	$0.5	$0.6	$1.2

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Six Months Ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$0.4	0.1	$—	$0.5	$0.4	$0.6	Selling, general and administrative
Interest cost	0.2	0.3	0.2	0.3	0.4	0.6	Other income (expense), net
Recognized net actuarial loss(1)	—	0.6	0.2	—	0.2	0.6	Other income (expense), net
Total net periodic benefit expense	$0.6	$1.0	$0.4	$0.8	$1.0	$1.8

(1)
For the three and six months ended June 29, 2019, the $0.2 charge reflects the effects of a partial settlement and remeasurement of our domestic pension plan, resulting from the lump sum payment of a former officer’s pension obligation during the second quarter of 2019. For the three and six months ended June 30, 2018, the $0.6 charge represents a cumulative charge related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.

Employer Contributions
During the six months ended June 29, 2019 and June 30, 2018, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(9)    INDEBTEDNESS
Debt at June 29, 2019 and December 31, 2018 was comprised of the following:

	June 29, 2019	December 31, 2018
Domestic revolving loan facility	$15.0	$—
Term loan, due in June 2022	100.0	—
Former term loan(1)	—	140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	24.1	33.1
Less: deferred financing fees(3)	(7.5)	(8.0)
Total debt	731.6	765.1
Less: short-term debt	23.5	26.0
Less: current maturities of long-term debt	0.1	20.8
Total long-term debt	$708.0	$718.3

(1)	This formerly outstanding term loan was fully repaid during the three and six months ended June 29. 2019, as described further below under “Senior Credit Facilities.”

(2)
Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $0.6 and $7.2 and balances under a purchase card program of $22.6 and $23.0 as of June 29, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 2 for further discussion regarding our adoption of a new lease accounting standard during the first quarter of 2019 and the impact of such adoption on our capital lease obligations.

(3)
Deferred financing fees were comprised of fees related to the term loan and senior notes. As described further below under “Senior Credit Facilities,” we amended and restated our senior credit facilities in June 2019. In connection with this amendment, we recognized $1.0 of expense, classified as a component of “Interest expense, net” in our accompanying condensed consolidated statements of operations during the three and six months ended June 29, 2019, related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Senior Credit Facilities
On June 27, 2019, we amended and restated our senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate initial principal amount of $750.0, consisting of the following:

•	A term loan facility in an aggregate initial principal amount of $100.0, with a final maturity of June 27, 2022;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0, with a final maturity of June 27, 2024;

•
A global revolving credit facility, available for loans in Euros, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $300.0, with a final maturity of June 27, 2024; and

•
A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $150.0, with a final maturity of June 27, 2024.

We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility and/or increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, and/or the bilateral foreign credit instrument facility by an aggregate principal amount not to exceed (a) the greater of (i) $275.0 and (ii) an amount equal to 100% of consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date plus (b) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the amended and restated credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents) at the date of determination secured by liens to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00 plus (c) an amount equal to all voluntary prepayments of the term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the domestic revolving credit facility, the global revolving credit facility, and the bilateral foreign credit instrument facility.
We are the borrower under all of the senior credit facilities, and we may designate certain of our foreign subsidiaries to be co-borrowers under the global revolving credit facility and the bilateral foreign credit instrument facility (“FCI”). All borrowings and other extensions of credit under our senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (x) an alternate base rate (the highest of (a) the federal funds effective rate plus 0.5%, (b) the prime rate of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%) or (y) a reserve-adjusted LIBOR rate for dollars (Eurodollar) plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the amended and restated credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents) at the date of determination to consolidated adjusted EBITDA, as defined in the amended and restated credit agreement, for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, two, three or six months (and, if consented to by all relevant lenders, twelve months or less) for Eurodollar rate borrowings. The per annum fees charged and the interest rate margins applicable to Eurodollar rate and alternate base rate loans are as follows:

Consolidated Leverage Ratio	Domestic Revolving Commitment Fee	Global Revolving Commitment Fee	Financial Letter of Credit Fee	FCI Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Eurodollar Rate Loans	ABR Loans
Greater than or equal to 3.50 to 1.0	0.300%	0.300%	2.000%	0.300%	1.200%	2.000%	1.000%
Between 3.50 to 1.0 and 2.50 to 1.0	0.275%	0.275%	1.750%	0.275%	1.050%	1.750%	0.750%
Between 2.50 to 1.0 and 1.50 to 1.0	0.250%	0.250%	1.500%	0.250%	0.900%	1.500%	0.500%
Less than 1.50 to 1.0	0.225%	0.225%	1.250%	0.225%	0.750%	1.250%	0.250%

The fees for bilateral foreign credit commitments are as specified above for foreign credit instrument commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit at the rate of 0.125% per annum.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by the Company or its subsidiaries. Mandatory prepayments are applied to repay, first, amounts outstanding under any term loans and, then, amounts (or cash collateralize letters of credit) outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 360-day period) of the receipt of such proceeds. In the case of our planned divestiture of a substantial portion of the Company’s former Power and Energy reportable segment, the divestiture is allowed under the credit agreement; however, if, after giving effect on a Pro Forma basis (as defined in the amended and restated credit agreement), our Consolidated Leverage Ratio (as defined in the amended and restated credit agreement) is greater than 3.75 to 1.0, then 100% of the net proceeds received in connection with the disposition shall be used first, for the prepayment of then-outstanding long-term indebtedness, and second, for the prepayment of any then-outstanding domestic revolving loans and global revolving loans.
We may voluntarily prepay loans under our senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans is subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate borrowings other than on the last day of the relevant interest period.
Indebtedness under our senior credit facilities is guaranteed by:

•	Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and

•	The Company with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the bilateral foreign credit instrument facility.
Indebtedness under our senior credit facilities is secured by (i) a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions) and (ii) first priority security interests, mortgages, and other liens on substantially all of the assets of the Company and its domestic subsidiary guarantors. If the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults exist or would result therefrom, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.
Our senior credit facilities require that we maintain:

•
A Consolidated Interest Coverage Ratio (as defined in the amended and restated credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.00 to 1.00; and

•	A Consolidated Leverage Ratio (as defined in the amended and restated credit agreement) as of the last day of any fiscal quarter of not more than 4.00 to 1.00.
Our senior credit facilities also contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees, or advances, make restricted junior payments, including dividends, redemptions of capital stock, and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, or engage in certain transactions with affiliates, and otherwise restrict certain corporate activities. Our senior credit facilities contain customary representations, warranties, affirmative covenants and events of default.
We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio, as defined in the amended and restated credit agreement, is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (a) $100.0 in any fiscal year plus (b) an additional amount for all such repurchases and dividend declarations made after June 27, 2019 equal to the Available Amount (as defined in the amended and restated credit agreement as the sum of (i) $300.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the amended and restated credit agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from June 27, 2019, to the end of the most recent fiscal quarter preceding the date of such repurchase or

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts specified in the amended and restated credit agreement.
The proceeds of the initial borrowing under the senior credit facilities were used in substantial part to refinance indebtedness outstanding under our former senior credit facilities.
A detailed description of our senior notes and former senior credit facilities is included in our consolidated financial statements included in our 2018 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 4.0% and 4.3% at June 29, 2019 and December 31, 2018, respectively.
At June 29, 2019, we had $479.2 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $15.0 under the domestic revolving loan facility and $5.8 reserved for outstanding letters of credit. In addition, at June 29, 2019, we had $59.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $90.5 reserved for outstanding bank guarantees. In addition, we had $16.5 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At June 29, 2019, in addition to the revolving lines of credit described above, we had approximately $8.8 of letters of credit outstanding under separate arrangements in China and India.
At June 29, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
In May 2019, we terminated our former trade receivables financing arrangement. There were no outstanding borrowings under this former facility at the date of termination, and the write-off of deferred financing fees related to this former facility, during the three and six months ended June 29, 2019, was less than $0.1.
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
We had FX forward contracts with an aggregate notional amount of $61.9 and $65.3 outstanding as of June 29, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.9 and $3.1 at June 29, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.1 and $0.3 recorded in accumulated other comprehensive loss related to FX forward contracts as of June 29, 2019 and December 31, 2018, respectively. The net gains (losses) recorded in “Other income (expense), net” related to FX gains (losses) totaled $0.2 and $0.7 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $(0.2) and $(0.8) for the six months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.3 and $0.7 (gross assets) and $0.1 and $0.2 (gross liabilities) at June 29, 2019 and December 31, 2018, respectively.
(11)    EQUITY AND STOCK-BASED COMPENSATION
Income Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income per share:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Weighted-average shares outstanding, basic	42.368	42.146	42.410	42.072
Dilutive effect of share-based awards	0.249	0.470	0.187	0.487
Weighted-average shares outstanding, dilutive(1)	42.617	42.616	42.597	42.559

(1)
Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.151 and 0.156 for the three and six months ended June 29, 2019, respectively. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.119 and 0.248 for the three months ended June 29, 2019 and June 30, 2018, respectively, and 0.129 and 0.227 for the six months then ended. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 for the three and six months ended June 29, 2019 and June 30, 2018.

Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 2.659 unissued shares of our common stock were available for future grant as of June 29, 2019. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted 2019 target performance awards, primarily during the three months ended March 30, 2019, in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2019 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2019 through December 31, 2021. In addition, certain eligible employees, including officers, were granted 2019 target performance awards during the three months ended March 30, 2019 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2021 (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible employees, including officers.
Eligible employees, including officers, also were granted 2019 awards, primarily during the three months ended March 30, 2019, that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. An officer also was granted a 2019 award during the three months ended March 30, 2019 that vests at the end of three years, subject to the passage of time and the officer’s continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible employees, including officers.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Non-employee directors received restricted stock share awards in the three months ended June 29, 2019 that vest at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such period.
Restricted stock unit awards granted to eligible employees, including officers, primarily during the three months ended March 30, 2019, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and six months ended June 29, 2019 and June 30, 2018, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Stock-based compensation expense - continuing and discontinued operations	$3.6	$4.0	6.8	9.1
Less: stock-based compensation expense recognized in discontinued operations	0.3	0.5	0.6	0.8
Stock-based compensation expense recognized in continuing operations	3.3	3.5	6.2	8.3
Income tax benefit	(0.7)	(0.9)	(1.4)	(2.0)
Stock-based compensation expense, net of income tax benefit	$2.6	$2.6	$4.8	$6.3
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the six months ended June 29, 2019:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2018	1.176	$36.40
Granted	0.545	34.51
Vested	(0.453)	32.92
Forfeited and other	(0.242)	30.97
Outstanding at June 29, 2019	1.026	$38.21

As of June 29, 2019, there was $26.0 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements, of which $23.4 related to awards of employees associated with continuing operations. We expect this cost to be recognized over a weighted-average period of 2.1 years, including 2.1 years for awards of employees associated with continuing operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of June 29, 2019 and December 31, 2018, all of which were exercisable as of June 29, 2019. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of June 29, 2019.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of June 29, 2019 and December 31, 2018 was foreign currency translation adjustment (there were unrealized losses of $0.1 and $0.3, net of taxes, recorded in AOCL related to FX forward contracts as of June 29, 2019 and December 31, 2018, respectively, as discussed in Note 10). See the condensed consolidated statements of comprehensive income (loss) for changes in AOCL for the three and six months ended June 29, 2019 and June 30, 2018.
Common Stock in Treasury
During the six months ended June 29, 2019 and June 30, 2018, “Common stock in treasury” was increased by $5.2 and $4.4, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
(12)    LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
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
During the first quarter of 2019, the Company received a payment demand from a customer related to a project in the Power and Energy business which is classified as discontinued operations. The demand and related claims arise from the Company’s supply of equipment used in a series of long-term nuclear power projects that are substantially complete in terms of our production, revenue recognition and receipt of payment. The Company believes that it has valid defenses to the customer’s claims and plans to vigorously defend any litigation that may be instituted with respect thereto. Management is currently not able to estimate a potential loss or range of loss associated with this matter, but if this matter were to be concluded adversely to the Company, it could have a material impact on earnings and cash flows in the period so determined.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 14. Of the $21.0 of current exercise value of the put options outstanding as of June 29, 2019, options with a value of $11.7 became exercisable during 2018. If and when such options are exercised, we expect to settle the option value in cash.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(13)    INCOME TAXES
Unrecognized Tax Benefits
As of June 29, 2019, we had gross unrecognized tax benefits of $5.1 (net unrecognized tax benefits of $2.7), of which $2.5, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 29, 2019, gross accrued interest totaled $0.4 (net accrued interest of $0.3), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended June 29, 2019, we recorded an income tax provision of $11.5 on $23.0 of pre-tax income, resulting in an effective tax rate of 50.0%. This compares to an income tax provision for the three months ended June 30, 2018 of $8.2 on $22.9 of pre-tax income, resulting in an effective tax rate of 35.8%. The effective tax rate for the second quarter of 2019 was impacted by charges of (i) $4.9 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return. The effective tax rate for the second quarter of 2018 was impacted by an income tax benefit of $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which was partially offset by income tax charges of (i) $0.8 resulting from a refinement of the transition tax calculation and (ii) $0.8 resulting from adjustments to the amount of foreign tax credits available to the Company arising from distributions of income tax under the transition tax provision of the Tax Act.
During the six months ended June 29, 2019, we recorded an income tax provision of $22.2 on $48.9 of pre-tax income, resulting in an effective tax rate of 45.4%. This compares to an income tax provision for the six months ended June 30, 2018 of $5.2 on $31.6 of pre-tax income, resulting in an effective tax rate of 16.5%. The effective tax rate for the first six months of 2019 was impacted by charges of (i) $7.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return. During the six months ended June 30, 2018, our income tax provision was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which were partially offset by income tax charges of (i) $2.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation.
During the fourth quarter of 2018, the U.S. Treasury issued additional guidance regarding a provision of the Tax Act which effectively eliminated the $8.6 benefit related to the foreign tax credits arising from distributions of income taxed under the transition tax provisions of the Tax Act and recorded in the six months ended June 30, 2018 as described above. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for additional information regarding the Tax Act and its impact on our income tax provision.
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
As of June 29, 2019 and December 31, 2018, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.3 and $0.7 (gross assets) and $0.1 and $0.2 (gross liabilities), respectively. As of June 29, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
In connection with an adoption of new accounting guidance, we adjusted an investment in an equity security from its historical cost to estimated fair value during the fourth quarter of 2018. Utilizing a practical expedient, the fair value of our equity security was based on our ownership percentage, applied to the net asset value derived from the investee's most currently issued, audited financial statements at that time. Our investment in the equity security is reflected at its net asset value in “other assets” in our condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018 and the increase in our investment, based on the equity security’s most recently determined net asset value, is reflected in “Other income (expense), net” in our condensed consolidated statements of operations during the three and six months ended June 29, 2019. We are restricted from transferring this investment without approval of the manager of the investee.
The table below represents a reconciliation of our investment in the equity security, measured at net asset value using a practical expedient to fair value guidance, for the six months ended June 29, 2019, including the increase in net asset value recorded to “Other income (expense), net.” As noted above, this investment was recognized at its historical cost until the fourth quarter of 2018.

Six months ended
June 29, 2019
Balance at beginning of year	$16.6
Increase in net asset value recorded to earnings	7.8
Proceeds received from partial distribution of investee	(2.6)
Balance at end of period	$21.8

Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 12 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. At June 29, 2019, we did not have any significant non-financial assets or liabilities that were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 7 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of June 29, 2019 and December 31, 2018 were as follows:

	June 29, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Domestic revolving loan facility(1)	$15.0	$15.0	$—	$—
Term loan(1)	100.0	100.0	—	—
Former term loan(1)	—	—	140.0	140.0
5.625% Senior notes(1)	300.0	312.0	300.0	283.5
5.875% Senior notes(1)	300.0	315.0	300.0	279.4
Other indebtedness	23.5	23.5	25.9	25.9

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

•
The fair values of amounts outstanding under our domestic revolving loan facility and term loans approximated carrying value due primarily to the variable-rate nature and credit spread of these instruments, when compared to other similar instruments.

•	The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018 approximate fair value due to the short-term nature of those instruments.

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
EXECUTIVE OVERVIEW
Discontinued Operations
On May 2, 2019, SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” “the Company,” “we,” “us,” or “our”) announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment. In connection with this initiative, the Company intends to narrow its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, and including the Bran+Luebbe product line within its former Power and Energy segment, from its flow control application technologies, comprised of the substantial portion of its former Power and Energy reportable segment. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company is that each business will, through a process of divestiture and separation, be positioned to further maximize its respective service to customers through the narrowing of such strategic focus.
Accordingly, beginning in the second quarter of 2019, we have classified the results of these operations as discontinued operations and reclassified certain prior year amounts, including the results of discontinued operations, to conform to our current year presentation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below and the accompanying condensed consolidated financial statements.
Prior to the second quarter of 2019, we aggregated our operating segments into three reportable segments; however, in connection with the planned disposition of the substantial portion of the former Power and Energy reportable segment and its classification as a discontinued operation, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operating results of that business have not been, and are not expected to be, material to our consolidated financial results. The results of that remaining business have been reclassified and aggregated into the Industrial reportable segment in all periods presented.
Unless otherwise indicated, amounts provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below pertain to continuing operations.
Our Business
SPX FLOW operates in two business segments: the Food and Beverage segment and the Industrial segment. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities. The Company's product offering is concentrated in process technologies that that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of sanitary and industrial markets. In 2018, SPX FLOW had approximately $1.6 billion in annual revenues with operations in more than 30 countries and sales in more than 140 countries, with approximately 38%, 34% and 28% from sales into the Americas, EMEA and Asia Pacific regions, respectively.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, chemical processing, compressed air and mining. From an end market perspective, in 2018, approximately 47% of our revenues were from sales into the food and beverage end markets and approximately 53% were from sales into the industrial end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.
The following summary describes the products and services offered by our reportable segments:
Food and Beverage:  The Food and Beverage reportable segment operates in a regulated, global industry with customers who demand highly engineered, process solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include homogenizers, pumps, valves, separators and heat exchangers. We also design and assemble process systems that integrate many of these products for our customers. Key brands include APV, Gerstenberg Schroeder, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A. and various regional companies.
Industrial:  The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone. The segment's primary competitors are Actuant, Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, KSB AG, Lewa, Milton Roy, Parker Domnick Hunter, Prominent and various regional companies.
Summary of Operating Results
Non-GAAP Measures - Throughout the following segment discussion, we use organic revenue growth (decline) to facilitate explanation of the operating performance of our segments. Organic revenue growth (decline) is a non-GAAP financial measure, and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations-Non-GAAP Measures.”
The financial information discussed below and included in this Quarterly Report on Form 10-Q may not necessarily reflect what our financial condition, results of operations and cash flows may be in the future.
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended June 29, 2019, revenues decreased $21.1 (5.2%). The decrease in revenues was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a decrease in Food and Beverage component and systems revenue and, to a lesser extent, decreased shipments of dehydration equipment and pumps in the Industrial segment. Partially offsetting these declines were organic revenue increases in heat exchangers, mixers, hydraulic tools and Food and Beverage aftermarket offerings.
For the six months ended June 29, 2019, revenues decreased $16.6 (2.1%). The decrease in revenue was primarily due to the strengthening of the U.S. dollar during the period against various foreign currencies, which was partially offset by an increase in organic revenues. The increase in organic revenue was driven primarily by an increase in systems revenue in the Food and Beverage segment and growth in mixers, hydraulic tools and heat exchangers in the Industrial segment.
Income from Continuing Operations before Income Taxes — Income from continuing operations before income taxes increased $0.1 (0.4%) in the three months ended June 29, 2019. The modest increase in pre-tax income was due primarily to (i) an increase in other income related to an increase in the fair value of an investment in an equity security during the 2019 period and (ii) reductions in corporate expense and interest expense, which were substantially offset by a reduction in income from our reportable segments.
Income from continuing operations before income taxes increased $17.3 (54.7%) in the six months ended June 29, 2019. The improvement in pre-tax income was primarily driven by (i) an increase in other income related to an increase in the fair value of an investment in an equity security during the 2019 period, (ii) an increase in income from our reportable segments and (iii) reductions in corporate expense and interest expense, which were partially offset by an increase in restructuring and other related charges.
Cash Flows from (used in) Continuing Operations — For the six months ended June 29, 2019, cash flows from (used in) continuing operations increased to $20.4 from $(10.9) primarily as a result of (i) a reduced investment in inventories, reflective of lower order intake in the 2019 period, compared to the respective 2018 period, and lower backlog levels as of June 29, 2019, compared to June 30, 2018 and (ii) reduced payments for incentive compensation, partially offset by decreases in working capital driven by the timing of project execution and associated milestone payments.
RESULTS OF CONTINUING OPERATIONS
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and six months ended June 29, 2019 and June 30, 2018, respectively, including the reconciliation of organic revenue growth (decline) to net revenue decline:

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Revenues	$385.4	$406.5	(5.2)	$758.8	$775.4	(2.1)
Gross profit	130.6	135.8	(3.8)	254.0	254.2	(0.1)
% of revenues	33.9%	33.4%		33.5%	32.8%
Selling, general and administrative	96.2	98.3	(2.1)	183.7	192.8	(4.7)
% of revenues	25.0%	24.2%		24.2%	24.9%
Intangible amortization	2.8	3.3	(15.2)	5.7	6.7	(14.9)
Restructuring and other related charges	1.9	1.9	—	6.9	2.7	155.6
Other income (expense), net	1.7	(0.3)	*	7.2	(2.1)	*
Interest expense, net	(8.4)	(9.1)	(7.7)	(16.0)	(18.3)	(12.6)
Income from continuing operations before income taxes	23.0	22.9	0.4	48.9	31.6	54.7
Income tax provision	(11.5)	(8.2)	40.2	(22.2)	(5.2)	*
Income from continuing operations	11.5	14.7	(21.8)	26.7	26.4	1.1
Income from discontinued operations, net of tax	50.7	8.7	*	55.6	12.3	*
Net income	62.2	23.4	165.8	82.3	38.7	112.7
Less: Net income (loss) attributable to noncontrolling interests	(0.4)	0.5	(180.0)	0.2	0.3	(33.3)
Net income attributable to SPX FLOW, Inc.	62.6	22.9	173.4	82.1	38.4	113.8

Components of consolidated revenue decline:
Organic growth (decline)			(2.7)			1.4
Foreign currency			(2.5)			(3.5)
Net revenue decline			(5.2)			(2.1)
*Not meaningful for comparison purposes
Revenues - For the three months ended June 29, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a decrease in Food and Beverage component and systems revenue and a lower level of capital project revenue and decreased shipments of dehydration equipment in the Industrial segment. Partially offsetting these declines were organic revenue increases in heat exchangers and mixers and Food and Beverage aftermarket offerings.
For the six months ended June 29, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies, partially offset by an increase in organic revenue. The increase in organic revenue was driven primarily by an increase in systems revenue in the Food and Beverage segment during the first quarter and growth in mixers, hydraulic tools and heat exchangers in the Industrial segment.
See “Results of Reportable Segments” for additional details.
Gross Profit - The decrease in gross profit for the three months ended June 29, 2019, compared to the respective 2018 period, was due primarily to the decrease in revenues described above as well as the execution of lower-margin dry dairy systems projects in backlog. The improvement in gross margin for the 2019 period, compared to the respective 2018 period, was impacted by the effects of these changes, more than offset by a favorable change in the mix of Industrial segment revenue as described above as well as net benefits realized from price improvements/sourcing savings and improved operational execution.
The modest decrease in gross profit and increase in gross margin for the six months ended June 29, 2019, compared to the respective 2018 period, reflected the effects of the items noted above, as well as costs associated with the repair of a large mixer incurred in our Industrial segment in the 2018 period that did not recur in the current period.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended June 29, 2019, the decrease in SG&A expense, compared to the respective 2018 period, was due primarily to a strengthening of the U.S. dollar during the period against various foreign currencies and a reduction in incentive compensation, based on the Company's performance relative to certain incentive targets in 2019, as compared to 2018's performance relative to that year's targets, partially offset by the effects of charges recognized in our Food and Beverage segment in the second quarter of 2019 associated with certain large dry dairy projects and, to a lesser extent, the rationalization of the segment’s geographical presence in South America and related closure of a facility in that region.
For the six months ended June 29, 2019, the decrease in SG&A expense, compared to the respective 2018 period, was due primarily to (i) a strengthening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, (ii) a decrease in stock compensation expense and (iii) a reduction in incentive compensation as discussed above, partially offset by the effects of the charges recognized in our Food and Beverage segment described above.
Intangible Amortization - For the three and six months ended June 29, 2019, the decrease in intangible amortization, compared to the respective periods in 2018, was due to (i) a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Food and Beverage reportable segment during the fourth quarter of 2018 and (ii) a strengthening of the U.S. dollar during the periods against various foreign currencies.
Restructuring and Other Related Charges - Charges for the three months ended June 29, 2019 related primarily to severance and other costs associated with the closure of a facility in South America, partially offset by a credit during the period related to a revision of estimates for previously recognized charges related to prior actions, initiated during the fourth quarter of 2018, which impacted a business based primarily in the EMEA region. Charges for the three months ended June 30, 2018 related primarily to severance and other costs associated with operations and commercial personnel in North America and the Asia Pacific region in our Industrial segment and to a further consolidation of our facilities in Poland, including the termination and other exit costs associated with a leased facility in our Food and Beverage segment.
Charges for the six months ended June 29, 2019 related to the above items as well as additional charges during the first quarter of 2019 related primarily to severance and other costs associated with the further rationalization of the business based primarily in the EMEA region described above. See Note 5 to our condensed consolidated financial statements for further details of actions taken during the three and six months ended June 29, 2019 and June 30, 2018.
Other Income (Expense), net - Other income, net, for the three months ended June 29, 2019 was composed of investment-related gains of $1.6, net gains on asset sales and other of $0.3 and foreign currency (“FX”) gains of $0.2, partially offset by non-service-related pension and postretirement costs of $0.4. The investment-related gains related to an increase in the net asset value of our investment in an equity security. See Note 14 to our condensed consolidated financial statements for additional details.
Other expense, net, for the three months ended June 30, 2018 was composed of non-service-related pension and postretirement costs of $0.9 and net losses on asset sales and other of $0.1, partially offset by FX gains of $0.7.
Other income, net, for the six months ended June 29, 2019 was composed of investment-related gains of $7.8 and net gains on asset sales and other of $0.2, partially offset by non-service-related pension and postretirement costs of $0.6 and FX losses of $0.2.
Other expense, net, for the six months ended June 30, 2018 was composed of non-service-related pension and postretirement costs of $1.2, FX losses of $0.8 and net losses on asset sales and other of $0.1.
Interest Expense, net - Interest expense, net, for the three and six months ended June 29, 2019 and June 30, 2018, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our former trade receivables financing arrangement, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
Interest expense, net, included interest expense of $10.2 and $10.0, and interest income of $1.8 and $0.9, respectively, during the three months ended June 29, 2019 and June 30, 2018 and interest expense of $19.8 and $21.2, and interest income of $3.8 and $2.9, respectively, during the six months ended June 29, 2019 and June 30, 2018. The decrease in interest expense, net, during the three and six months ended June 29, 2019, compared to the respective 2018 periods, was due primarily to a lower level of average outstanding borrowings under our term loan facilities, partially offset by a $1.0 charge related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility during the three and six months ended June 29, 2019, related to the amendment and restatement of our senior credit facilities in June 2019. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $20.0 and $60.0, respectively, during the second and fourth quarters of 2018.
See Note 9 to our condensed consolidated financial statements for additional details on our third-party debt, including further discussion of the amendment and restatement of our senior credit facilities during the second quarter of 2019 and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Provision - During the three months ended June 29, 2019, we recorded an income tax provision of $11.5 on $23.0 of pre-tax income, resulting in an effective tax rate of 50.0%. This compares to an income tax provision for the three months ended June 30, 2018 of $8.2 on $22.9 of pre-tax income, resulting in an effective tax rate of 35.8%. The effective tax rate for the second quarter of 2019 was impacted by charges of (i) $4.9 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return. The effective tax rate for the second quarter of 2018 was impacted by an income tax benefit of $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which was partially offset by income tax charges of (i) $0.8 resulting from a refinement of the transition tax calculation and (ii) $0.8 resulting from adjustments to the amount of foreign tax credits available to the Company arising from distributions of income tax under the transition tax provision of the Tax Act.
During the six months ended June 29, 2019, we recorded an income tax provision of $22.2 on $48.9 of pre-tax income, resulting in an effective tax rate of 45.4%. This compares to an income tax provision for the six months ended June 30, 2018 of $5.2 on $31.6 of pre-tax income, resulting in an effective tax rate of 16.5%. The effective tax rate for the first six months of 2019 was impacted by charges of (i) $7.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return. During the six months ended June 30, 2018, our income tax provision was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which were partially offset by income tax charges of (i) $2.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.1 resulting from an increase to the liability for earnings not considered indefinitely reinvested caused by the changes to the transition tax calculation.
During the fourth quarter of 2018, the U.S. Treasury issued additional guidance regarding a provision of the Tax Act which effectively eliminated the $8.6 benefit related to the foreign tax credits arising from distributions of income taxed under the transition tax provisions of the Tax Act and recorded in the six months ended June 30, 2018 as described above. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for additional information regarding the Tax Act and its impact on our income tax provision.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.

Income from Discontinued Operations, Net of Tax - See “Results of Discontinued Operations” for additional details.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended			As of and for the six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Backlog	$270.7	$382.9	(29.3)	$270.7	$382.9	(29.3)
Orders	153.8	199.3	(22.8)	306.9	370.5	(17.2)

Revenues	178.6	187.6	(4.8)	351.1	354.1	(0.8)
Income	14.0	20.0	(30.0)	32.5	37.9	(14.2)
% of revenues	7.8%	10.7%		9.3%	10.7%
Components of revenue decline:
Organic growth (decline)			(2.3)			2.8
Foreign currency			(2.5)			(3.6)
Net revenue decline			(4.8)			(0.8)
Revenues - For the three months ended June 29, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies and, to a slightly lesser extent, a decrease in organic revenue. The decrease in organic revenue was due primarily to a decline in shipments of components in North America and a lower level of revenue from large dry dairy systems projects, consistent with the Company's strategy. Partially offsetting these declines was a modest organic increase in aftermarket sales.
For the six months ended June 29, 2019, the modest decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies, substantially offset by an increase in organic revenue. The increase in organic revenue was primarily driven by execution of large dry dairy systems projects, recorded as orders in 2017, during the first quarter of 2019.
Income - For the three months ended June 29, 2019, income and margin declined, compared to the respective 2018 period, primarily due to the effects of (i) the decline in organic revenue described above, (ii) the execution of lower-margin dry dairy systems projects in backlog, (iii) organic volume declines in higher-value component revenes and (iv) charges recognized in the second quarter of 2019 associated with certain large dry dairy projects and, to a lesser extent, the rationalization of the segment’s geographical presence in South America and related closure of a facility in that region.
For the six months ended June 29, 2019, income and margin declined, compared to the respective 2018 period, primarily due to the effects of the mix of the organic revenue growth described above (execution of large dry dairy systems), as well as the charges recognized in the second quarter of 2019, as described above.
Backlog - The segment had backlog of $270.7 and $382.9 as of June 29, 2019 and June 30, 2018, respectively. Of the $112.2 year-over-year decrease in backlog, $106.8 was attributable to organic decline and $5.4 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due largely to the execution of systems projects in backlog combined with a lower level of systems orders, consistent with the Company's strategy to methodically reduce its exposure in large, dry dairy applications and focus on growth in orders of higher-value, liquid processing applications. To a lesser extent, the backlog for components also declined.

Industrial

	As of and for the three months ended			As of and for the six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Backlog	$256.9	$273.3	(6.0)	$256.9	$273.3	(6.0)
Orders	201.8	226.5	(10.9)	406.4	438.2	(7.3)

Revenues	206.8	218.9	(5.5)	407.7	421.3	(3.2)
Income	30.7	28.5	7.7	59.2	47.5	24.6
% of revenues	14.8%	13.0%		14.5%	11.3%
Components of revenue decline:
Organic growth (decline)			(3.1)			0.3
Foreign currency			(2.4)			(3.5)
Net revenue decline			(5.5)			(3.2)
Revenues - For the three months ended June 29, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a lower level of capital project revenue and fewer shipments of dehydration equipment. Partially offsetting these declines were organic revenue increases in heat exchangers and mixers.
For the six months ended June 29, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies, partially offset by a modest increase in organic revenue. The modest increase in organic revenue was driven by increased shipments of mixers, hydraulic tools, heat exchangers and dehydration equipment, partially offset by a reduction in capital project revenue and fewer shipments of pumps.
Income - For the three months ended June 29, 2019, income and margin increased compared to the respective 2018 period, due primarily to favorable changes in the mix of revenue described above as well as net benefits realized from price improvements/sourcing savings and improved operational execution.
For the six months ended June 29, 2019, income and margin increased compared to the respective 2018 period, primarily due to income from (i) the mix of organic revenue growth noted above, (ii) improved operational execution and (iii) costs associated with the repair of a large mixer incurred in the 2018 period that did not recur in the current period.
Backlog - The segment had backlog of $256.9 and $273.3 as of June 29, 2019 and June 30, 2018, respectively. Of the $16.4 year-over-year decrease in backlog, $12.1 was attributable to organic decline and $4.3 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a lower level of small-to-medium sized capital orders over the past year and softness in short cycle industrial demand through the first half of 2019.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Total consolidated revenues	$385.4	$406.5	(5.2)	$758.8	$775.4	(2.1)
Corporate expense	12.9	14.0	(7.9)	26.7	30.1	(11.3)
% of revenues	3.3%	3.4%		3.5%	3.9%
Pension and postretirement service costs	0.2	0.3	(33.3)	0.4	0.6	(33.3)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.

The decrease in corporate expense for the three months ended June 29, 2019, compared to the respective 2018 period, was due primarily to a reduction in incentive compensation, based on the Company's performance relative to certain incentive targets in 2019, as compared to 2018's performance relative to that year's targets.
The decrease in corporate expense for the six months ended June 29, 2019, compared to the respective 2018 period, was due primarily to the change noted above as well as a decrease in the number of executive employees whose awards became fully vested and were fully recognized as compensation expense based on early retirement provisions during the first quarter of 2019, compared to the first quarter of 2018.
See Note 11 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
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
See Note 8 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.
RESULTS OF DISCONTINUED OPERATIONS
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.
Income from discontinued operations for the three and six months ended June 29, 2019 and June 30, 2018 was as follows:

	As of and for the three months ended			As of and for the six months ended
	June 29, 2019	June 30, 2018	% Change	June 29, 2019	June 30, 2018	% Change
Backlog	$375.1	$393.9	(4.8)	$375.1	$393.9	(4.8)
Orders	143.4	149.5	(4.1)	245.1	275.6	(11.1)

Revenues	127.8	124.7	2.5	245.5	246.1	(0.2)
Operating income	16.8	16.2	3.7	25.6	29.7	(13.8)
% of revenues	13.1%	13.0%		10.4%	12.1%
Other expense, net	(0.6)	(0.5)	20.0	(1.4)	(3.3)	(57.6)
Interest expense, net	(3.3)	(3.3)	—	(6.4)	(6.6)	(3.0)
Income tax benefit (provision)	37.8	(3.7)	*	37.8	(7.5)	*
Income from discontinued operations, net of tax	50.7	8.7	*	55.6	12.3	*
Components of revenue growth (decline):
Organic growth			4.1			2.4
Foreign currency			(1.6)			(2.6)
Revenue growth (decline)			2.5			(0.2)
*Not meaningful for comparison purposes
Revenues - For the three months ended June 29, 2019, the increase in revenues, compared to the respective 2018 period, was driven by an increase in organic revenue, partially offset by a strengthening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was primarily driven by increased aftermarket revenue for pumps and increased shipments of original equipment (“OE”) valves in the North American midstream oil market.

For the six months ended June 29, 2019, the modest decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies during the period, substantially offset by an increase in organic revenue. The increase in organic revenue was primarily driven by increased aftermarket revenue for pumps, increased shipments of OE valves in the North American midstream oil market and increases in shipments of filters and closures.
Operating Income - For the three and six months ended June 29, 2019, both income and margin increased and decreased, respectively, compared to the respective 2018 periods, primarily due to the mix of organic revenue growth noted in the respective periods above.
Other expense, net - Other expense consisted primarily of FX losses in each period presented. Of the $1.4 and $3.3 of other expense, net, recognized during the six months ended June 29, 2019 and June 30, 2018, $0.5 and $4.1 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during each period, respectively, and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company.
Interest expense, net - In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $3.3 and $3.4 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $6.4 and $6.8 for the six months then ended, respectively. See Note 3 to the accompanying condensed consolidated financial statements for further information about the allocation of such interest expense to discontinued operations.
Income tax provision (benefit) - During the three months ended June 29, 2019, we recorded an income tax benefit of $37.8 on $12.9 of pre-tax income from discontinued operations, resulting in an effective tax rate of (293.0)%. This compares to an income tax provision for the three months ended June 30, 2018 of $3.7 on $12.4 of pre-tax income from discontinued operations, resulting in an effective tax rate of 29.8%. The effective tax rate for the second quarter of 2019 was impacted by a benefit of $40.6 resulting from basis differences that will be realized through the disposition of the held-for-sale assets.
During the six months ended June 29, 2019, we recorded an income tax benefit of $37.8 on $17.8 of pre-tax income from discontinued operations, resulting in an effective tax rate of (212.4)%. This compares to an income tax provision for the six months ended June 30, 2018 of $7.5 on $19.8 of pre-tax income from discontinued operations, resulting in an effective tax rate of 37.9%. The effective tax rate for the first six months of 2019 was impacted by a benefit of $40.6 resulting from basis differences that will be realized through the disposition of the held-for-sale assets. The effective tax rate for the first six months of 2018 was impacted by an expense of $1.1 resulting from an adjustment to the valuation allowance on certain deferred tax assets for which no benefit is expected to be recognized.
Backlog - The segment had backlog of $375.1 and $393.9 as of June 29, 2019 and June 30, 2018, respectively. Of the $18.8 year-over-year decrease in backlog, $13.7 was attributable to organic decline and $5.1 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a decrease in backlog for OE projects and pumps.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the six months ended June 29, 2019 and June 30, 2018.

Cash Flow

	Six months ended
	June 29, 2019	June 30, 2018
Cash flows from (used in) continuing operations:
Cash flows from (used in) operating activities	$20.4	$(10.9)
Cash flows used in investing activities	(11.8)	(8.3)
Cash flows used in financing activities	(36.5)	(63.5)
Cash flows from discontinued operations	20.8	25.1
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(2.8)	(1.3)
Net change in cash, cash equivalents and restricted cash	$(9.9)	$(58.9)
Operating Activities - During the six months ended June 29, 2019, the increase in cash flows from operating activities, compared to the same period in 2018, was primarily attributable to (i) a reduced investment in inventories, reflective of lower order intake in the 2019 period, compared to the respective 2018 period, and lower backlog levels as of June 29, 2019, compared to June 30, 2018 and (ii) reduced payments for incentive compensation, partially offset by decreases in working capital driven by the timing of project execution and associated milestone payments.
Investing Activities - During the six months ended June 29, 2019 and June 30, 2018, cash flows used in investing activities were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the six months ended June 29, 2019, cash flows used in financing activities related primarily to (i) net repayments under our former senior credit facilities of $140.0, including the extinguishment of those former facilities in June 2019, (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.2 and (iii) financing fees paid in connection with entering into our amended and restated senior credit facilities of $2.7, partially offset by net borrowings under our amended and restated senior credit facilities of $115.0. During the six months ended June 30, 2018, cash flows used in financing activities related primarily to net repayments of our former senior credit facilities of $60.0, including a voluntary prepayment in the amount of $50.0 under our former term loan facility.
Discontinued Operations - During the six months ended June 29, 2019, the decrease in cash flows from discontinued operations, compared to the same period in 2018, was primarily attributable to a decrease in cash flows from operating activities of $5.7, consistent with the lower level of operating income of the business for the 2019 period, compared to the respective 2018 period, as noted under “Results of Discontinued Operations”.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $2.8 in the six months ended June 29, 2019, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash primarily as a result of changes in the U.S. dollar against the British Pound and, to a lesser extent, of changes in the U.S. dollar against certain other foreign currencies during the period.
The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $1.3 in the six months ended June 30, 2018, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.

Borrowings and Availability
Borrowings —Debt at June 29, 2019 and December 31, 2018 was comprised of the following:

	June 29, 2019	December 31, 2018
Domestic revolving loan facility	$15.0	$—
Term loan, due in June 2022	100.0	—
Former term loan(1)	—	140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	24.1	33.1
Less: deferred financing fees(3)	(7.5)	(8.0)
Total debt	731.6	765.1
Less: short-term debt	23.5	26.0
Less: current maturities of long-term debt	0.1	20.8
Total long-term debt	$708.0	$718.3

(1)	This formerly outstanding term loan was fully repaid during the three and six months ended June 29. 2019, as described further below under “Senior Credit Facilities.”

(2)
Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $0.6 and $7.2 and balances under a purchase card program of $22.6 and $23.0 as of June 29, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 2 to our condensed consolidated financial statements for further discussion regarding our adoption of a new lease accounting standard during the three months ended June 29, 2019 and the impact of such adoption on our capital lease obligations.

(3)
Deferred financing fees were comprised of fees related to the term loan and senior notes. As described further below under “Senior Credit Facilities,” we amended and restated our senior credit facilities in June 2019. In connection with this amendment, we recognized $1.0 of expense, classified as a component of “Interest expense, net” in our accompanying condensed consolidated statements of operations during the three and six months ended June 29, 2019, related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility.

Senior Credit Facilities
On June 27, 2019, we amended and restated our senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate initial principal amount of $750.0, consisting of the following:

•	A term loan facility in an aggregate initial principal amount of $100.0, with a final maturity of June 27, 2022;

•	A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0, with a final maturity of June 27, 2024;

•
A global revolving credit facility, available for loans in Euros, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $300.0, with a final maturity of June 27, 2024; and

•
A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, Sterling and other currencies, in an aggregate principal amount up to the equivalent of $150.0, with a final maturity of June 27, 2024.

Availability — At June 29, 2019, we had $479.2 of borrowing capacity under our revolving credit facilities after giving effect to borrowings of $15.0 under the domestic revolving loan facility and $5.8 reserved for outstanding letters of credit. In addition, at June 29, 2019, we had $59.5 of available issuance capacity under our foreign credit instrument facilities after giving effect to $90.5 reserved for outstanding bank guarantees and standby letters of credit. In addition, we had $16.5 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At June 29, 2019, in addition to the revolving lines of credit described above, we had approximately $8.8 of letters of credit outstanding under separate arrangements in China and India.

Refer to Note 9 for further information on our borrowings as of June 29, 2019.
At June 29, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
In May 2019, we terminated our former trade receivables financing arrangement. There were no outstanding borrowings under this former facility at the date of termination, and the write-off of deferred financing fees related to this former facility, during the three and six months ended June 29, 2019, was less than $0.1.
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
As of June 29, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 10 to our condensed consolidated financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $61.9 and $65.3 outstanding as of June 29, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.9 and $3.1 at June 29, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.1 and $0.3 recorded in accumulated other comprehensive loss related to FX forward contracts as of June 29, 2019 and December 31, 2018, respectively. The net gains (losses) recorded in “Other income (expense), net” related to FX gains (losses) totaled $0.2 and $0.7 for the three months ended June 29, 2019 and June 30, 2018, respectively, and $(0.2) and $(0.8) for the six months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.2 (asset) and $0.5 (asset) at June 29, 2019 and December 31, 2018, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at June 29, 2019 for similar debt, was $765.5, compared to our carrying value of $738.5.

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
We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. Except as is provided for in our accompanying condensed consolidated balance sheets through an allowance for uncollectible accounts for certain accounts receivable, we anticipate that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.
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
Other Matters
Contractual Obligations - As of June 29, 2019, there were no material changes in our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K, except as noted below:
As described under “Liquidity and Financial Condition—Borrowings and Availability”, we entered into an amended and restated senior credit facility in June 2019. Under the amended and restated senior credit facility, our $100.0 term loan is repayable in full in June 2022. Under the former credit facility, our former term loan with a balance of $140.0 at December 31, 2018, was repayable in quarterly installments of $5.0, with the remaining balance repayable in full in September 2020.
The following amounts of our primary contractual obligations as of December 31, 2018 reported in our 2018 Annual Report on Form 10-K related to the business we have reclassified as discontinued operations:

•	Pension and postretirement benefit plan contributions and payments — previously reported obligations of $82.0, of which $3.0 related to discontinued operations;

•	Purchase and other contractual obligations — previously reported obligations of $177.4, of which $46.9 related to discontinued operations;

•	Future minimum operating lease payments — previously reported obligations of $84.1, of which $16.2 related to discontinued operations.
Our total net liabilities for unrecognized tax benefits including interest were $3.0 as of June 29, 2019. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $1.5 to $2.5.
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
During the first quarter of 2019, the Company received a payment demand from a customer related to a project in the Power and Energy business which is classified as discontinued operations. The demand and related claims arise from the Company’s supply of equipment used in a series of long-term nuclear power projects that are substantially complete in terms of our production, revenue recognition and receipt of payment. The Company believes that it has valid defenses to the customer’s claims and plans to vigorously defend any litigation that may be instituted with respect thereto. Management is currently not able to estimate a potential loss or range of loss associated with this matter, but if this matter were to be concluded adversely to the Company, it could have a material impact on earnings and cash flows in the period so determined.
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
Refer to Note 12 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of June 29, 2019 and December 31, 2018. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel. See Note 10 to our condensed consolidated financial statements for further details.
The following table provides information, as of June 29, 2019, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$—	$—	$100.0	$—	$—	$—	$100.0	$100.0
Average interest rate							3.716%
5.625% senior notes	—	—	—	—	—	300.0	300.0	312.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	315.0
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $61.9 outstanding as of June 29, 2019, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.9 at June 29, 2019, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.3 (gross assets) and $0.1 (gross liabilities) as of June 29, 2019.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of June 29, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2019.
No changes during the quarter ended June 29, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 12, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In the second quarter of 2019, we announced the Company's intent to divest a substantial portion of the Company’s former Power and Energy reportable segment and reclassified the results of that business to discontinued operations in our accompanying condensed consolidated financial statements. Accordingly, we are including the following risk factor, which supplements the risk factors included in our 2018 Annual Report on Form 10-K:
RISKS RELATED TO THE PLANNED DIVESTITURE OF THE SUBSTANTIAL PORTION OF OUR FORMER POWER AND ENERGY REPORTABLE SEGMENT
Divestitures and discontinued operations could negatively impact our business, require additional attention and resources that could divert our management’s focus from continuing operations, and retained liabilities from businesses that we sell could adversely affect our financial results and we cannot assure you that planned divestitures will be completed on anticipated terms, within anticipated time schedules or at all.
Divestitures pose risks and challenges that could negatively impact our business, including required separation or carve-out activities and costs and disputes with buyers or third parties, and also require additional management attention that may distract from continuing operations even after closing. Divestitures also may involve continued financial involvement, as we could be required to retain responsibility for, or agree to indemnify buyers against, contingent liabilities related to our discontinued operations, such as lawsuits, tax liabilities, and the working condition of assets. Under these types of arrangements, performance by the divested business or other conditions outside our control could affect our business, financial condition, future results of operations and cash flows. In addition, the consummation of planned divestitures is subject to numerous risks and we cannot assure you that any planned divestiture will be completed on anticipated terms, within anticipated time schedules or at all.
OTHER RISKS
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
The following table summarizes the repurchases of common stock during the three months ended June 29, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
3/31/19 - 4/30/19	216	$34.85	—
5/1/19 - 5/31/19	1,668	37.24	—
6/1/19 - 6/29/19	458	34.99	—
Total	2,342		—
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

SPX FLOW, Inc.
(Registrant)

Date: August 7, 2019	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: August 7, 2019	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description
10.1	Amendment to the SPX FLOW Supplemental Retirement Savings Plan.
10.2
Form of Change of Control Agreement between each of Jaime M. Easley, Dwight Gibson, Tyrone Jeffers, Jose Larios, Peter J. Ryan and Ryan Taylor and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).

10.3
Amended and Restated Credit Agreement, dated as of June 27, 2019, among SPX FLOW, Inc., the foreign subsidiary borrowers from time to time party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders from time to time party thereto, incorporated herein by reference from the SPX FLOW, Inc. Current Report on Form 8-K filed on July 1, 2019 (file no. 1-37393).

10.4
SPX FLOW Stock Compensation Plan (as amended and restated as of May 8, 2019), incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders filed on March 28, 2019 (file no. 1-37393).

11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
__________________________________________________________________