Form 10-Q
period 2019-09-28
SPX FLOW, Inc.
filed 2019-10-31
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 28, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Common shares outstanding as of October 25, 2019 were 42,566,884.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION
Item 1 – Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2019 and September 29, 2018 (Unaudited)	1
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 28, 2019 and September 29, 2018 (Unaudited)	2
Condensed Consolidated Balance Sheets as of September 28, 2019 and December 31, 2018 (Unaudited)	3
Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 28, 2019 and September 29, 2018 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2019 and September 29, 2018 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	8
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	47
Item 4 – Controls and Procedures	47

PART II - OTHER INFORMATION
Item 1 – Legal Proceedings	48
Item 1A – Risk Factors	48
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 6 – Exhibits	49

SIGNATURES	50

INDEX TO EXHIBITS	51

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$383.5	$406.7	$1,142.3	$1,182.1
Cost of products sold	248.9	274.9	753.7	796.1
Gross profit	134.6	131.8	388.6	386.0
Selling, general and administrative	94.3	83.3	278.0	276.1
Intangible amortization	2.9	3.3	8.6	10.0
Asset impairment charges	10.8	—	10.8	—
Restructuring and other related charges	0.2	0.2	7.1	2.9
Operating income	26.4	45.0	84.1	97.0

Other income (expense), net	0.1	(1.2)	7.3	(3.3)
Interest expense, net	(6.5)	(8.2)	(22.5)	(26.5)
Income from continuing operations before income taxes	20.0	35.6	68.9	67.2
Income tax provision	(2.5)	(9.6)	(24.7)	(14.8)
Income from continuing operations	17.5	26.0	44.2	52.4
Income (loss) from discontinued operations, net of tax	(48.1)	6.5	7.5	18.8
Net income (loss)	(30.6)	32.5	51.7	71.2
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.2)	1.2	0.1
Net income (loss) attributable to SPX FLOW, Inc.	$(31.6)	$32.7	$50.5	$71.1

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$16.7	$25.9	$43.0	$51.7
Income (loss) from discontinued operations, net of tax	(48.3)	6.8	7.5	19.4
Net income (loss) attributable to SPX FLOW, Inc.	$(31.6)	$32.7	$50.5	$71.1

Basic income (loss) per share of common stock:
Income per share from continuing operations	$0.39	$0.61	$1.01	$1.23
Income (loss) per share from discontinued operations	(1.13)	0.16	0.18	0.46
Net income (loss) per share attributable to SPX FLOW, Inc.	$(0.74)	$0.77	$1.19	$1.69
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$0.39	$0.61	$1.01	$1.21
Income (loss) per share from discontinued operations	(1.13)	0.16	0.17	0.46
Net income (loss) per share attributable to SPX FLOW, Inc.	$(0.74)	$0.77	$1.18	$1.67

Weighted average number of common shares outstanding - basic	42.434	42.229	42.418	42.169
Weighted average number of common shares outstanding - diluted	42.697	42.696	42.630	42.607
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income (loss)	$(30.6)	$32.5	$51.7	$71.2
Other comprehensive income (loss), net:
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision of $0.0 and $0.1, respectively	(0.1)	—	0.1	—
Foreign currency translation adjustments	(33.1)	6.1	(32.7)	(31.9)
Other comprehensive income (loss), net	(33.2)	6.1	(32.6)	(31.9)
Total comprehensive income (loss)	(63.8)	38.6	19.1	39.3
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.7	(0.2)	0.7	(0.3)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(64.5)	$38.8	$18.4	$39.6
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 28, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$217.6	$197.0
Accounts receivable, net	261.0	278.4
Contract assets	32.8	33.8
Inventories, net	212.9	220.5
Other current assets	29.6	33.3
Assets of discontinued operations - current	612.8	244.4
Total current assets	1,366.7	1,007.4
Property, plant and equipment:
Land	23.2	23.9
Buildings and leasehold improvements	167.8	175.5
Machinery and equipment	314.6	336.8
	505.6	536.2
Accumulated depreciation	(283.3)	(284.9)
Property, plant and equipment, net	222.3	251.3
Goodwill	534.7	550.4
Intangibles, net	206.7	219.2
Other assets	186.0	111.1
Assets of discontinued operations - long-term	—	412.4
TOTAL ASSETS	$2,516.4	$2,551.8

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$145.5	$157.0
Contract liabilities	105.1	136.4
Accrued expenses	154.2	149.0
Income taxes payable	21.8	26.7
Short-term debt	25.6	26.0
Current maturities of long-term debt	0.1	20.8
Liabilities of discontinued operations - current	224.6	133.4
Total current liabilities	676.9	649.3
Long-term debt	693.3	718.3
Deferred and other income taxes	41.8	71.5
Other long-term liabilities	106.7	67.5
Liabilities of discontinued operations - long-term	—	60.6
Total long-term liabilities	841.8	917.9
Commitments and contingent liabilities (Note 12)
Mezzanine equity	20.2	21.5
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,128,247 issued and 42,566,884 outstanding at September 28, 2019, and 42,932,339 issued and 42,542,888 outstanding at December 31, 2018	0.4	0.4
Paid-in capital	1,672.8	1,662.6
Accumulated deficit	(223.6)	(265.6)
Accumulated other comprehensive loss	(462.8)	(430.7)
Common stock in treasury (561,363 shares at September 28, 2019, and 389,451 shares at December 31, 2018)	(19.3)	(13.9)
Total SPX FLOW, Inc. shareholders' equity	967.5	952.8
Noncontrolling interests	10.0	10.3
Total equity	977.5	963.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,516.4	$2,551.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended September 28, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at June 29, 2019	42.6	$0.4	$1,669.4	$(192.0)	$(429.9)	$(19.1)	$1,028.8	$9.3	$1,038.1
Net income (loss)	—	—	—	(31.6)	—	—	(31.6)	1.0	(30.6)
Other comprehensive loss, net	—	—	—	—	(32.9)	—	(32.9)	(0.3)	(33.2)
Stock-based compensation expense	—	—	3.4	—	—	—	3.4	—	3.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Balance at September 28, 2019	42.6	$0.4	$1,672.8	$(223.6)	$(462.8)	$(19.3)	$967.5	$10.0	$977.5

	Three months ended September 29, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at June 30, 2018	42.5	$0.4	$1,656.7	$(283.3)	$(417.7)	$(13.3)	$942.8	$10.5	$953.3
Net income (loss)	—	—	—	32.7	—	—	32.7	(0.2)	32.5
Other comprehensive income, net	—	—	—	—	6.1	—	6.1	—	6.1
Stock-based compensation expense	—	—	3.7	—	—	—	3.7	—	3.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(0.1)	(0.1)
Balance at September 29, 2018	42.6	$0.4	$1,660.4	$(250.6)	$(411.6)	$(13.5)	$985.1	$10.2	$995.3

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine months ended September 28, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income	—	—	—	50.5	—	—	50.5	1.2	51.7
Other comprehensive loss, net	—	—	—	—	(32.1)	—	(32.1)	(0.5)	(32.6)
Stock-based compensation expense	—	—	10.2	—	—	—	10.2	—	10.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at September 28, 2019	42.6	$0.4	$1,672.8	$(223.6)	$(462.8)	$(19.3)	$967.5	$10.0	$977.5

	Nine months ended September 29, 2018
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)	$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	5.8	(7.3)	—	(1.5)	—	(1.5)
Net income	—	—	—	71.1	—	—	71.1	0.1	71.2
Other comprehensive loss, net	—	—	—	—	(31.5)	—	(31.5)	(0.4)	(31.9)
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	12.8	—	—	—	12.8	—	12.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.2	—	—	—	—	(4.6)	(4.6)	—	(4.6)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.3)	(2.3)
Balance at September 29, 2018	42.6	$0.4	$1,660.4	$(250.6)	$(411.6)	$(13.5)	$985.1	$10.2	$995.3
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$51.7	$71.2
Less: Income from discontinued operations, net of tax	7.5	18.8
Income from continuing operations	44.2	52.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	7.1	2.9
Asset impairment charges	10.8	—
Deferred income taxes	(4.0)	4.9
Depreciation and amortization	28.9	31.6
Stock-based compensation	9.4	11.6
Pension and other employee benefits	1.5	4.3
Loss (gain) on asset sales and other, net	(0.4)	0.1
Gain on change in fair value of investment in equity security	(7.8)	—
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable and other assets	37.0	(21.7)
Contract assets and liabilities, net	(27.4)	(10.4)
Inventories	1.2	(30.3)
Accounts payable, accrued expenses and other	(41.4)	(47.1)
Cash spending on restructuring actions	(6.0)	(9.9)
Net cash from (used in) continuing operations	53.1	(11.6)
Net cash from discontinued operations	46.0	59.6
Net cash from operating activities	99.1	48.0
Cash flows used in investing activities:
Proceeds from asset sales and other, net	1.0	—
Capital expenditures	(17.4)	(12.3)
Net cash used in continuing operations	(16.4)	(12.3)
Net cash used in discontinued operations	(4.6)	(5.0)
Net cash used in investing activities	(21.0)	(17.3)
Cash flows used in financing activities:
Borrowings under amended and restated senior credit facilities	134.0	—
Repayments of amended and restated senior credit facilities	(34.0)	—
Borrowings under former senior credit facilities	33.0	69.8
Repayments of former senior credit facilities	(173.0)	(134.8)
Borrowings under former trade receivables financing arrangement	54.0	79.5
Repayments of former trade receivables financing arrangement	(54.0)	(79.5)
Borrowings under other financing arrangements	2.8	10.2
Repayments of other financing arrangements	(3.2)	(4.2)
Financing fees paid	(3.3)	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(5.4)	(4.6)
Dividends paid to noncontrolling interests in subsidiary	(1.0)	(2.2)
Net cash used in continuing operations	(50.1)	(65.8)
Net cash used in discontinued operations	(0.3)	(0.5)
Net cash used in financing activities	(50.4)	(66.3)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(2.6)	(6.6)
Net change in cash, cash equivalents and restricted cash	25.1	(42.2)
Consolidated cash, cash equivalents and restricted cash, beginning of period	214.3	264.9
Consolidated cash, cash equivalents and restricted cash, end of period	$239.4	$222.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	September 28, 2019	September 29, 2018
Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets at end of period:
Cash and cash equivalents	$217.6	$198.1
Cash and cash equivalents included in assets of discontinued operations	20.7	23.5
Restricted cash included in other current assets	—	0.1
Restricted cash included in assets of discontinued operations	1.1	1.0
Consolidated cash, cash equivalents and restricted cash, end of period	$239.4	$222.7

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
We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments. In addition, amounts previously captioned “Special Charges” in our condensed consolidated financial statements included in our third quarter 2018 Quarterly Report on Form 10-Q are now reported under the caption “Restructuring and other related charges” to conform to the current year presentation.
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

	September 28, 2019	December 31, 2018	Change(1)
Contract accounts receivable(2)	$248.2	$263.9	$(15.7)
Contract assets	32.8	33.8	(1.0)
Contract liabilities	(105.1)	(136.4)	31.3
Net contract balance	$175.9	$161.3	$14.6
(1)    The $14.6 increase in our net contract balance from December 31, 2018 to September 28, 2019 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

During the three and nine months ended September 28, 2019, we recognized revenues of $37.7 and $114.5, respectively, related to contract liabilities outstanding as of December 31, 2018.
Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities). As of September 28, 2019, the aggregate amount of our remaining performance obligations was $481.0. The Company expects to recognize revenue on approximately 93% and substantially all of our remaining performance obligations within the next 12 and 24 months, respectively.
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
Leases accounted for under the new standard have initial remaining lease terms of one to 15 years . Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of operating and finance lease ROU assets and liabilities as of September 28, 2019 were as follows:

	September 28, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.5	Property, plant and equipment, net
Operating lease ROU assets	51.3	Other assets
Current portion of operating lease liabilities	16.1	Accrued expenses
Current portion of finance lease liabilities	0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.5	Long-term debt
Long-term operating lease liabilities	42.2	Other long-term liabilities

The components of lease expense for the three and nine months ended September 28, 2019 were as follows:

	Three months ended	Nine months ended
	September 28, 2019 (1)	September 28, 2019 (1)
Operating lease cost(2)	$4.8	14.0
Short-term lease cost(2)	0.8	2.0
Variable lease cost(2)	0.1	0.6
Total lease cost	$5.7	$16.6

(1)
Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the three and nine months ended September 28, 2019.

(2)	Included in “Cost of products sold” and “Selling, general and administrative” in our condensed consolidated statement of operations.
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of September 28, 2019 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2019	$4.5	$0.1	$4.6
2020	16.2	0.2	16.4
2021	11.8	0.1	11.9
2022	8.4	0.1	8.5
2023	6.5	0.1	6.6
2024	5.5	0.1	5.6
Thereafter	14.1	—	14.1
Total lease payments	67.0	0.7	67.7
Less: interest	(8.7)	(0.1)	(8.8)
Present value of lease liabilities	$58.3	$0.6	$58.9

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The future lease payments under operating and capital leases as of December 31, 2018 were as follows:

Year Ending December 31,	Operating leases	Capital leases
2019	$19.0	$1.0
2020	14.0	1.0
2021	9.5	1.0
2022	6.1	1.0
2023	4.5	1.0
Thereafter	14.8	2.9
Total lease payments	$67.9	7.9
Less: interest		(0.7)
Present value of lease liabilities		$7.2

Key assumptions used in accounting for our operating and finance leases as of September 28, 2019 were as follows:

September 28, 2019
Weighted-average remaining lease term (years):
Operating leases	6.3
Finance leases	4.4
Weighted-average discount rate:
Operating leases	4.43%
Finance leases	5.32%

Cash flows and non-cash activities related to our operating and finance leases for the nine months ended September 28, 2019 were as follows:

Nine months ended
September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$14.2
Operating cash flows paid for finance leases	—
Financing cash flows paid for finance leases	—
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	10.9
Finance lease ROU assets obtained in exchange for new finance lease liabilities	0.3

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
In March 2018, the FASB issued an amendment to update the Codification and XBRL Taxonomy as a result of the Tax Cuts and Jobs Act (the “Tax Act”), and to incorporate the Staff Accounting Bulletin 118 (“SAB 118”) as released by the SEC, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This amendment was effective for interim and annual reporting periods beginning after December 15, 2018. The Company completed its accounting for the impact of this tax reform legislation as of December 31, 2018. Our adoption of this amendment had no impact on our condensed consolidated financial statements in the first nine months of 2019.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Income (loss) from discontinued operations for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues	$115.6	$123.6	$361.1	$369.7
Cost of products sold(1)(2)	94.2	92.3	266.8	264.2
Gross profit	21.4	31.3	94.3	105.5
Selling, general and administrative(1)	24.0	19.5	69.4	61.0
Intangible amortization(1)	—	1.0	1.9	3.0
Impairment charge(3)	52.0	—	52.0	—
Restructuring and other related charges	—	—	—	1.0
Operating income (loss)	(54.6)	10.8	(29.0)	40.5

Other expense, net	(0.3)	(1.6)	(1.7)	(4.9)
Interest expense, net(4)	(2.8)	(3.1)	(9.2)	(9.7)
Income (loss) from discontinued operations before income taxes	(57.7)	6.1	(39.9)	25.9
Income tax benefit (provision)(5)	9.6	0.4	47.4	(7.1)
Income (loss) from discontinued operations, net of tax	(48.1)	6.5	7.5	18.8
Less: Income (loss) attributable to noncontrolling interests	0.2	(0.3)	—	(0.6)
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$(48.3)	$6.8	$7.5	$19.4

(1)
During the three months ended September 28, 2019 (and related portion of the nine months then ended), depreciation of property, plant and equipment and amortization of intangible assets, related to our discontinued operations, were ceased, as the assets of the discontinued operations business were classified as held-for-sale for the period.

(2)
During the three and nine months ended September 28, 2019, we recorded a charge to “Cost of products sold” of $17.0 related to the settlement of a previous payment demand from a customer related to a project of the discontinued operations business. The liability associated with this settlement was recorded as a component of “Accrued expenses” of the discontinued operations of the Company and was paid by the Company on September 30, 2019. See Note 12 for further information regarding this settlement and the related payment demand.

(3)	See further discussion regarding this impairment charge in Note 3 to the table below which summarizes the major classes of assets and liabilities of the Company’s discontinued operations.

(4)
In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $2.8 and $3.2 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $9.2 and $10.0 for the nine-month periods then ended, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.

(5)
During the three months ended September 28, 2019, we recorded an income tax benefit of $9.6 on $(57.7) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 16.6%. This compares to an income tax benefit for the three months ended September 29, 2018 of $0.4 on $6.1 of pre-tax income from discontinued operations, resulting in an effective tax rate of (6.6)%. The effective tax rate for the third quarter of 2019 was impacted by the effect that the majority of the impairment charge will not result in a tax benefit such that only $2.0 of tax benefit was recognized on the impairment charge, as well as by a benefit of $7.5 resulting from basis differences that will be realized through the disposition of the held-for-sale assets. The effective tax rate for the third quarter of 2018 was impacted by a benefit of $0.7 from the cumulative impact of the lower annual effective tax rate for the third quarter compared to prior quarters driven by a higher impact of U.S. permanent adjustments on a lower forecasted pre-tax income.

During the nine months ended September 28, 2019, we recorded an income tax benefit of $47.4 on $(39.9) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 118.8%. This compares to an income tax provision for the nine months ended September 29, 2018 of $7.1 on $25.9 of pre-tax income from discontinued operations, resulting in an effective tax rate of 27.4%. The effective tax rate for the first nine months of 2019 was impacted by (i) a benefit of $48.0 resulting from basis differences that will be realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the impairment charge will not result in a tax benefit such that only $2.0 of tax benefit was recognized on the impairment charge. The effective tax rate for the first nine months of 2018 was impacted by an expense of $1.1 resulting from an adjustment to the valuation allowance on certain deferred tax assets for which no benefit is expected to be recognized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The major classes of assets and liabilities, excluding intercompany balances, of the business reported as a discontinued operation included in the accompanying condensed consolidated balance sheets, were as follows:

	September 28, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$20.7	$16.3
Accounts receivable, net	100.9	97.3
Contract assets	38.9	35.5
Inventories, net	74.0	84.3
Other current assets	13.3	11.0
Total current assets	247.8	244.4
Property, plant and equipment, net	82.0	84.2
Goodwill	190.8	193.9
Intangibles, net	89.6	93.1
Other assets(1)	54.6	41.2
Total long-term assets(2)	417.0	412.4
Total assets, before valuation allowance	664.8	656.8
Less: valuation allowance(3)	(52.0)	—
TOTAL ASSETS, net of valuation allowance(2)	$612.8	$656.8

LIABILITIES
Current liabilities:
Accounts payable	$45.0	$46.7
Contract liabilities	37.9	38.5
Accrued expenses(1)	68.4	46.3
Income taxes payable	1.9	1.5
Current maturities of long-term debt	0.4	0.4
Total current liabilities	153.6	133.4
Long-term debt	3.5	3.8
Deferred and other income taxes	13.0	12.1
Other long-term liabilities(1)	54.5	44.7
Total long-term liabilities(2)	71.0	60.6
TOTAL LIABILITIES(2)	$224.6	$194.0

(1)
As of September 28, 2019, “other assets” included $13.2 of operating lease ROU assets, “accrued expenses” included $3.9 of current portion of operating lease liabilities and “other long-term liabilities” included $9.5 of long-term operating lease liabilities, each related to the Company’s adoption of the new lease pronouncement effective January 1, 2019. Also, as of September 28, 2019, “Accrued expenses” included a liability of $17.0 related to the settlement of a previous payment demand from a customer related to a project of the discontinued operations business. See Note 12 for further information regarding this settlement and the related payment demand.

(2)
The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our condensed consolidated balance sheet as of September 28, 2019, as our planned disposition of the discontinued operation is expected to occur within twelve months of that date. The assets and liabilities of discontinued operations are classified in their respective current or long-term classifications, respectively, in our condensed consolidated balance sheet as of December 31, 2018, in accordance with the nature and underlying classification of such assets and liabilities, as our planned disposition of the discontinued operations was not expected to occur within twelve months of that date.

(3)
As of September 28, 2019, management has evaluated indicators of fair value of the Company’s discontinued operations, including indications of fair value received from third parties in connection with the marketing of the business through the end of the third quarter. Based on developments associated with the marketing and sale process that arose during the Company’s third quarter, and indications of fair value received through the conclusion of the third quarter, the Company recorded a pre-tax charge of $52.0 to reduce the carrying value of the net assets of the discontinued operations, including relevant foreign currency translation adjustment balances, to estimated fair value less costs to sell. As this impairment charge was determined not to be attributable to any individual components of the Company’s net assets, it has been reflected as a valuation allowance against the total assets of the discontinued operations as of September 28, 2019, as reflected in

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

the table above. Our assessment of the fair value of our discontinued operations is an accounting estimate which involves significant and complex judgment, including estimating the effect of inherent uncertainties associated with the marketing and sale of the business. Accordingly, future changes in the operations of the business, global market and economic conditions, and the marketing and sale process itself, among other items, could result in a significant change in our assessment of the fair value of the business and in a future impairment charge if a reduction in fair value of the business were to be determined to occur in a future period.
The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the nine months ended September 28, 2019 and September 29, 2018:

	Nine months ended
	September 28, 2019	September 29, 2018
Impairment charges(1)	$52.0	$—
Depreciation and amortization(2)	7.8	12.8
Capital expenditures	(4.6)	(5.0)

(1)	See further discussion regarding this impairment charge in Note 3 to the table above which summarizes the major classes of assets and liabilities of the Company’s discontinued operations.

(2)
During the three months ended September 28, 2019 (and related portion of the nine months then ended), depreciation of property, plant and equipment and amortization of intangible assets, related to our discontinued operations, were ceased, as the assets of the discontinued operations business were classified as held-for-sale for the period.

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
Prior to the second quarter of 2019, we aggregated our operating segments into three reportable segments; however, in connection with the planned disposition of a substantial portion of our former Power and Energy reportable segment and its reclassification as a discontinued operation, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operating results of that business have not been, and are not expected to be, material to our consolidated financial results. The results of that remaining business have been reclassified into the Industrial reportable segment in all periods presented.
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
Reportable Segment Financial Data
Financial data for our reportable segments for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues:
Food and Beverage	$178.9	$194.8	$530.0	$548.9
Industrial	204.6	211.9	612.3	633.2
Total revenues	$383.5	$406.7	$1,142.3	$1,182.1

Income:
Food and Beverage	$27.1	$27.4	$59.6	$65.3
Industrial	28.7	29.5	87.9	77.0
Total income for reportable segments	55.8	56.9	147.5	142.3

Corporate expense(1)	18.1	11.4	44.8	41.5
Pension and postretirement service costs	0.3	0.3	0.7	0.9
Asset impairment charges(2)	10.8	—	10.8	—
Restructuring and other related charges	0.2	0.2	7.1	2.9
Consolidated operating income	$26.4	$45.0	$84.1	$97.0

(1)
Includes $2.7 and $2.6 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $5.8 and $6.3 for the nine month periods then ended, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who are expected to remain employees of SPX FLOW upon the planned disposition of the discontinued operations.

(2)
Asset impairment charges of $10.8, during the three and nine months ended September 28, 2019, resulted from management’s decision to market a corporate asset for sale. Those assets, which had an estimated fair value of $4.0 at September 28, 2019, were marketed for sale beginning in the third quarter, and were reclassified from “Property, plant and equipment” to “Other current assets” as of September 28, 2019.

Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues recognized over time:
Food and Beverage	$54.2	$74.9	$207.2	$218.9
Industrial	11.2	21.9	40.7	70.1
Total revenues recognized over time	$65.4	$96.8	$247.9	$289.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three and nine months ended September 28, 2019 and September 29, 2018:

	Three months ended September 28, 2019				Three months ended September 29, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$118.6	(1)	$60.3	$178.9	$134.7	(1)	$60.1	$194.8
Industrial	138.1		66.5	204.6	144.2		67.7	211.9
Total revenues	$256.7		$126.8	$383.5	$278.9		$127.8	$406.7

(1)	Includes $63.6 and $81.8 for the three months ended September 28, 2019 and September 29, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.

	Nine months ended September 28, 2019				Nine months ended September 29, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$348.1	(1)	$181.9	$530.0	$364.3	(1)	$184.6	$548.9
Industrial	415.0		197.3	612.3	429.5		203.7	633.2
Total revenues	$763.1		$379.2	$1,142.3	$793.8		$388.3	$1,182.1

(1)	Includes $188.6 and $202.4 for the nine months ended September 28, 2019 and September 29, 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
(5)     RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Food and Beverage	$(0.8)	$0.3	$5.4	$1.0
Industrial	0.6	(0.1)	1.3	1.9
Other	0.4	—	0.4	—
Total	$0.2	$0.2	$7.1	$2.9

Restructuring and Other Related Charges By Reportable Segment
Food and Beverage — The credit for the three months ended September 28, 2019 related primarily to a revision of estimates for previously recognized charges related to prior actions, initiated (i) during the fourth quarter of 2018 which impacted a business based primarily in the EMEA region, and (ii) during the second quarter of 2019 which related to the closure of a facility in South America.
Charges for the nine months ended September 28, 2019 related primarily to severance and other costs associated with (i) additional charges associated with the further rationalization, initiated during the fourth quarter of 2018, of a business based primarily in the EMEA region, as well as (ii) the closure of a facility in South America.
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
Industrial — Charges for the three months ended September 28, 2019 related primarily to severance and other costs associated primarily with the closure of a sales office and service center in North America.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Charges for the nine months ended September 28, 2019 related primarily to severance and other costs associated with (i) certain operations personnel in the EMEA region, and (ii) the closure of a sales office and service center in North America.
Charges for the nine months ended September 29, 2018 related primarily to severance and other costs associated with (i) operations and commercial personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities.
Other — Charges for the three and nine months ended September 28, 2019 related to severance and other costs associated with the rationalization of a corporate support function.
Expected charges still to be incurred under actions approved as of September 28, 2019 were approximately $0.2.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the nine months ended September 28, 2019 and September 29, 2018:

	Nine months ended
	September 28, 2019	September 29, 2018
Balance at beginning of year	$7.2	$10.7
Restructuring and other related charges(1)	6.8	2.9
Utilization — cash	(6.0)	(9.9)
Currency translation adjustment and other	(0.3)	(0.2)
Balance at end of period	$7.7	$3.5

(1)	Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.3 of other related charges during the nine months ended September 28, 2019.
(6)    INVENTORIES, NET
Inventories at September 28, 2019 and December 31, 2018 comprised the following:

	September 28, 2019	December 31, 2018
Finished goods	$86.9	$79.1
Work in process	49.0	57.3
Raw materials and purchased parts	84.2	91.3
Total FIFO cost	220.1	227.7
Excess of FIFO cost over LIFO inventory value	(7.2)	(7.2)
Total inventories	$212.9	$220.5

Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 11% of total inventory at September 28, 2019 and December 31, 2018. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

(7)    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 28, 2019 were as follows:

	December 31, 2018	Impairments	Foreign Currency Translation and Other	September 28, 2019
Food and Beverage	$261.5	$—	$(8.9)	$252.6
Industrial(1)	288.9	—	(6.8)	282.1
Total	$550.4	$—	$(15.7)	$534.7

(1)	The carrying amount of goodwill included $132.7 and $133.6 of accumulated impairments as of September 28, 2019 and December 31, 2018.
As of September 28, 2019, there were no indicators necessitating an interim impairment test of our reporting units, based on management's review of operating performance. Refer to Note 3 for further discussion of management's evaluation of interim impairment indicators associated with discontinued operations.
We will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2019 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	September 28, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$122.9	$(94.1)	$28.8	$125.8	$(90.2)	$35.6
Technology	60.3	(44.8)	15.5	62.1	(43.5)	18.6
Patents	5.5	(4.4)	1.1	5.7	(4.3)	1.4
Other	7.9	(7.9)	—	8.1	(8.1)	—
	196.6	(151.2)	45.4	201.7	(146.1)	55.6
Trademarks with indefinite lives	161.3	—	161.3	163.6	—	163.6
Total	$357.9	$(151.2)	$206.7	$365.3	$(146.1)	$219.2

As of September 28, 2019, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $28.6 in Food and Beverage and $16.8 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $95.4 in Food and Beverage and $65.9 in Industrial.
No intangible asset impairment charges were recorded during the nine months ended September 28, 2019 or September 29, 2018. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the nine months ended September 28, 2019 related to foreign currency translation.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three and nine months ended September 28, 2019 and September 29, 2018 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$0.3	0.1	$—	$0.2	$0.3	$0.3	Selling, general and administrative
Interest cost	0.1	0.2	0.1	0.1	0.2	0.3	Other income (expense), net
Total net periodic benefit expense	$0.4	$0.3	$0.1	$0.3	$0.5	$0.6

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Nine Months Ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$0.7	0.2	$—	$0.7	$0.7	$0.9	Selling, general and administrative
Interest cost	0.3	0.5	0.3	0.4	0.6	0.9	Other income (expense), net
Recognized net actuarial loss(1)	—	0.6	0.2	—	0.2	0.6	Other income (expense), net
Total net periodic benefit expense	$1.0	$1.3	$0.5	$1.1	$1.5	$2.4

(1)
For the nine months ended September 28, 2019, the $0.2 charge reflects the effects of a partial settlement and remeasurement of our domestic pension plan, resulting from the lump sum payment of a former officer’s pension obligation during the second quarter of 2019. For the nine months ended September 29, 2018, the $0.6 charge represents a cumulative charge related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.

Employer Contributions
During the nine months ended September 28, 2019 and September 29, 2018, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(9)    INDEBTEDNESS
Debt at September 28, 2019 and December 31, 2018 was comprised of the following:

	September 28, 2019	December 31, 2018
Term loan, due in June 2022	$100.0	$—
Former term loan(1)	—	140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	26.2	33.1
Less: deferred financing fees(3)	(7.2)	(8.0)
Total debt	719.0	765.1
Less: short-term debt	25.6	26.0
Less: current maturities of long-term debt	0.1	20.8
Total long-term debt	$693.3	$718.3

(1)	This formerly outstanding term loan was fully repaid during the second quarter of 2019, as described further below under “Senior Credit Facilities.”

(2)
Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $0.6 and $7.2 and balances under a purchase card program of $24.7 and $23.0 as of September 28, 2019 and December 31, 2018, respectively. The

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 2 for further discussion regarding our adoption of a new lease accounting standard during the first quarter of 2019 and the impact of such adoption on our capital lease obligations.

(3)
Deferred financing fees were comprised of fees related to the term loan and senior notes. As described further below under “Senior Credit Facilities,” we amended and restated our senior credit facilities in June 2019. In connection with this amendment, we recognized $1.0 of expense, classified as a component of “Interest expense, net” in our accompanying condensed consolidated statements of operations during the nine months ended September 28, 2019, related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility.

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
Indebtedness under our senior credit facilities is secured by (i) a first-priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions) and (ii) first-priority security interests, mortgages, and other liens on substantially all of the assets of the Company and its domestic subsidiary guarantors. If the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults exist or would result therefrom, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.

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
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 3.5% and 4.3% at September 28, 2019 and December 31, 2018, respectively.
At September 28, 2019, we had $494.1 of borrowing capacity under our revolving credit facilities after giving effect to $5.9 reserved for outstanding letters of credit. In addition, at September 28, 2019, we had $65.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $84.2 reserved for outstanding bank guarantees. In addition, we had $15.3 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At September 28, 2019, in addition to the revolving lines of credit described above, we had approximately $10.0 of letters of credit outstanding under separate arrangements in China and India.
At September 28, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $82.5 and $65.3 outstanding as of September 28, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.8 and $3.1 at September 28, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.2 and $0.3 recorded in accumulated

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

other comprehensive loss related to FX forward contracts as of September 28, 2019 and December 31, 2018, respectively. The net gains (losses) recorded in “Other income (expense), net” related to FX gains (losses) totaled $0.1 and $(0.9) for the three months ended September 28, 2019 and September 29, 2018, respectively, and $(0.1) and $(1.7) for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.2 and $0.7 (gross assets) and $0.1 and $0.2 (gross liabilities) at September 28, 2019 and December 31, 2018, respectively.
(11)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Weighted-average shares outstanding, basic	42.434	42.229	42.418	42.169
Dilutive effect of share-based awards	0.263	0.467	0.212	0.438
Weighted-average shares outstanding, dilutive(1)	42.697	42.696	42.630	42.607

(1)
Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.063 and 0.133 for the three and nine months ended September 28, 2019, respectively. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.118 and 0.247 for the three months ended September 28, 2019 and September 29, 2018, respectively, and 0.135 and 0.232 for the nine months then ended. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 for the three and nine months ended September 28, 2019 and September 29, 2018.

Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”).  Under the Stock Plan, up to 2.674 unissued shares of our common stock were available for future grant as of September 28, 2019. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and nine months ended September 28, 2019 and September 29, 2018, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Stock-based compensation expense - continuing and discontinued operations	$3.4	$3.7	10.2	12.8
Less: stock-based compensation expense recognized in discontinued operations	0.2	0.4	0.8	1.2
Stock-based compensation expense recognized in continuing operations	3.2	3.3	9.4	11.6
Income tax benefit	(0.8)	(0.8)	(2.2)	(2.8)
Stock-based compensation expense, net of income tax benefit	$2.4	$2.5	$7.2	$8.8
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended September 28, 2019:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2018	1.176	$36.40
Granted	0.546	34.51
Vested	(0.462)	32.95
Forfeited and other	(0.250)	31.20
Outstanding at September 28, 2019	1.010	$38.24

As of September 28, 2019, there was $21.1 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements, of which $19.6 related to awards of employees associated with continuing operations. We expect this cost to be recognized over a weighted-average period of 1.9 years, including 1.9 years for awards of employees associated with continuing operations.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of September 28, 2019 and December 31, 2018, all of which were exercisable as of September 28, 2019. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of September 28, 2019.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of September 28, 2019 and December 31, 2018 was foreign currency translation adjustment (there were unrealized losses of $0.2 and $0.3, net of taxes, recorded in AOCL related to FX forward contracts as of September 28, 2019 and December 31, 2018, respectively, as discussed in Note 10). See the condensed consolidated statements of comprehensive income (loss) for changes in AOCL for the three and nine months ended September 28, 2019 and September 29, 2018.
Common Stock in Treasury
During the nine months ended September 28, 2019 and September 29, 2018, “Common stock in treasury” was increased by $5.4 and $4.6, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
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
During the first quarter of 2019, the Company received a payment demand from a customer related to a project in the Power and Energy business which is classified as discontinued operations. The demand and related claims arose from the Company’s supply of equipment used in a series of long-term nuclear power projects that are substantially complete in terms of our production, revenue recognition and receipt of payment. On September 30, 2019, the Company entered into a settlement agreement with the customer and paid $17.0 in accordance with the terms of the agreement. Accordingly, during the three and nine months ended September 28, 2019, we recorded a charge of $17.0 to “Cost of products sold” within the results of discontinued operations, related to the settlement. The liability associated with this agreement was recorded as a component of “Accrued expenses” of discontinued operations of the Company as of September 28, 2019. The agreement releases the Company from further claims by the customer, beyond the ordinary warranty obligations that are associated with the underlying project.

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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 14. Of the $20.2 of current exercise value of the put options outstanding as of September 28, 2019, options with a value of $11.3 became exercisable during 2018. If and when such options are exercised, we expect to settle the option value in cash.
(13)    INCOME TAXES
Unrecognized Tax Benefits
As of September 28, 2019, we had gross unrecognized tax benefits of $4.9 (net unrecognized tax benefits of $2.7), of which $2.7, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 28, 2019, gross accrued interest totaled $0.4 (net accrued interest of $0.3), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended September 28, 2019, we recorded an income tax provision of $2.5 on $20.0 of pre-tax income, resulting in an effective tax rate of 12.5%. This compares to an income tax provision for the three months ended September 29, 2018 of $9.6 on $35.6 of pre-tax income, resulting in an effective tax rate of 27.0%. The effective tax rate for the third quarter of 2019 was impacted by benefits of (i) $2.4 resulting from the cumulative impact of a reduction to GILTI amount included in our annual effective tax rate computation and (ii) $1.5 resulting from income occurring in the quarter in certain jurisdictions with year to date losses where the tax benefit of those losses is not expected to be realized, which were partially offset by a charge of $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary. The effective tax rate for the third quarter of 2018 was impacted by income tax benefits of (i) $1.1 resulting from the net impact of an election made related to the basis generated under the transition tax and the impact of that election on earnings not considered indefinitely reinvested and (ii) $1.0 resulting from a refinement of the transition tax calculation, which were partially offset by income tax charges of $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

During the nine months ended September 28, 2019, we recorded an income tax provision of $24.7 on $68.9 of pre-tax income, resulting in an effective tax rate of 35.8%. This compares to an income tax provision for the nine months ended September 29, 2018 of $14.8 on $67.2 of pre-tax income, resulting in an effective tax rate of 22.0%. The effective tax rate for the first nine months of 2019 was impacted by charges of (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized and (iii) $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return. During the nine months ended September 29, 2018, our income tax provision was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which were partially offset by income tax charges of (i) $1.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized.
During the fourth quarter of 2018, the U.S. Treasury issued additional guidance regarding a provision of the Tax Act which effectively eliminated the $8.6 benefit related to the foreign tax credits arising from distributions of income taxed under the transition tax provisions of the Tax Act and recorded in the nine months ended September 29, 2018 as described above. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for additional information regarding the Tax Act and its impact on our income tax provision.
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
As of September 28, 2019 and December 31, 2018, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.2 and $0.7 (gross assets) and $0.1 and $0.2 (gross liabilities), respectively. As of September 28, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
In connection with an adoption of new accounting guidance, we adjusted an investment in an equity security from its historical cost to estimated fair value during the fourth quarter of 2018. Utilizing a practical expedient, the fair value of our equity security was based on our ownership percentage, applied to the net asset value derived from the investee's most currently issued, audited financial statements at that time. Our investment in the equity security is reflected at its net asset value in “other assets” in our condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018 and the change in our investment, if any, based on the equity security’s most recently determined net asset value, is reflected in “Other income (expense), net” in our condensed consolidated statements of operations during the three and nine months ended September 28, 2019. We are restricted from transferring this investment without approval of the manager of the investee.
The table below represents a reconciliation of our investment in the equity security, measured at net asset value using a practical expedient to fair value guidance, for the nine months ended September 28, 2019, including the increase in net asset value recorded to “Other income (expense), net.” As noted above, this investment was recognized at its historical cost until the fourth quarter of 2018.

Nine months ended
September 28, 2019
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
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analysis, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value. During the three and nine months ended September 28, 2019, the Company recorded a pre-tax charge of $52.0 to reduce the carrying value of the net assets of its discontinued operations, including relevant foreign currency translation adjustment balances, to estimated fair value less costs to sell. As this impairment charge was determined not to be attributable to any individual components of the Company’s net assets, it has been reflected as a valuation allowance against the total assets of the discontinued operations as of September 28, 2019. The fair value of the Company’s discontinued operations included consideration of indications of fair value received from third parties in connection with the marketing of the business through the end of the third quarter and, as such, has been valued using unobservable inputs (Level 3). No other significant non-financial assets or liabilities were required to be measured at fair value on a recurring or non-recurring basis as of September 28, 2019. See Note 3 for further information regarding this impairment charge and related valuation allowance. Refer to Note 7 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of September 28, 2019 and December 31, 2018 were as follows:

	September 28, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$100.0	$100.0	$—	$—
Former term loan(1)	—	—	140.0	140.0
5.625% Senior notes(1)	300.0	310.5	300.0	283.5
5.875% Senior notes(1)	300.0	313.5	300.0	279.4
Other indebtedness	25.6	25.6	25.9	25.9

(1)	Carrying amount reflected herein excludes related deferred financing fees.
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

•
The fair values of amounts outstanding under our term loans approximated carrying value due primarily to the variable-rate nature and credit spread of these instruments, when compared to other similar instruments.

•	The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018 approximate fair value due to the short-term nature of those instruments.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, unless otherwise noted)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. Particular risks facing us include business, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures and changes in the economy.  These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of continuing operations, which is subject to change as management selects strategic markets.
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
Prior to the second quarter of 2019, we aggregated our operating segments into three reportable segments; however, in connection with the planned disposition of the substantial portion of the former Power and Energy reportable segment and its classification as a discontinued operation, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operating results of that business have not been, and are not expected to be, material to our consolidated financial results. The results of that remaining business have been reclassified into the Industrial reportable segment in all periods presented.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended September 28, 2019, revenues decreased $23.2 (5.7%). The decrease in revenues was due to a decrease in organic revenue and a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a decline in revenue from large dry-dairy systems projects in the Food and Beverage segment, consistent with the Company's strategy to methodically reduce its exposure to that market. Partially offsetting this decline was organic growth of OE components across various Industrial product lines as well as of aftermarket sales.
For the nine months ended September 28, 2019, revenues decreased $39.8 (3.4%). The decrease in revenue was due to a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue discussed above was offset by an increase in systems revenue in the Food and Beverage segment during the first quarter and growth in mixers, hydraulic tools and heat exchangers in the Industrial segment.
Income from Continuing Operations before Income Taxes — Income from continuing operations before income taxes decreased $15.6 (43.8%) in the three months ended September 28, 2019. The decrease in pre-tax income was due primarily to (i) asset impairment charges of $10.8 that resulted from management’s decision to market a corporate asset for sale and (ii) an increase in corporate expense, primarily related to professional fees to further develop the Company's enterprise strategy, partially offset by a decrease in interest expense.
Income from continuing operations before income taxes increased $1.7 (2.5%) in the nine months ended September 28, 2019. The modest improvement in pre-tax income was primarily driven by (i) an increase in other income related to an increase in the fair value of an investment in an equity security during the 2019 period, (ii) an increase in income from our reportable segments and (iii) a decrease in interest expense, which were partially offset by (i) asset impairment charges of $10.8 that resulted from management’s decision to market a corporate asset for sale, (ii) an increase in restructuring and other related charges and (iii) an increase in corporate expense, primarily related to professional fees to further develop the Company's enterprise strategy.
Cash Flows from (used in) Continuing Operations — For the nine months ended September 28, 2019, cash flows from (used in) continuing operations increased to $53.1 from $(11.6) primarily as a result of (i) a reduced investment in inventories, reflective of lower order intake in the 2019 period, compared to the respective 2018 period, and lower backlog levels as of September 28, 2019, compared to September 29, 2018 and (ii) reduced payments for incentive compensation.
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
The following table provides selected financial information for the three and nine months ended September 28, 2019 and September 29, 2018, respectively, including the reconciliation of organic revenue growth (decline) to net revenue decline:

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
Revenues	$383.5	$406.7	(5.7)	$1,142.3	$1,182.1	(3.4)
Gross profit	134.6	131.8	2.1	388.6	386.0	0.7
% of revenues	35.1%	32.4%		34.0%	32.7%
Selling, general and administrative	94.3	83.3	13.2	278.0	276.1	0.7
% of revenues	24.6%	20.5%		24.3%	23.4%
Intangible amortization	2.9	3.3	(12.1)	8.6	10.0	(14.0)
Asset impairment charges	10.8	—	*	10.8	—	*
Restructuring and other related charges	0.2	0.2	—	7.1	2.9	144.8
Other income (expense), net	0.1	(1.2)	*	7.3	(3.3)	*
Interest expense, net	(6.5)	(8.2)	(20.7)	(22.5)	(26.5)	(15.1)
Income from continuing operations before income taxes	20.0	35.6	(43.8)	68.9	67.2	2.5
Income tax provision	(2.5)	(9.6)	(74.0)	(24.7)	(14.8)	66.9
Income from continuing operations	17.5	26.0	(32.7)	44.2	52.4	(15.6)
Income (loss) from discontinued operations, net of tax	(48.1)	6.5	*	7.5	18.8	*
Net income (loss)	(30.6)	32.5	*	51.7	71.2	(27.4)
Less: Net income (loss) attributable to noncontrolling interests	1.0	(0.2)	*	1.2	0.1	*
Net income (loss) attributable to SPX FLOW, Inc.	(31.6)	32.7	*	50.5	71.1	(29.0)

Components of consolidated revenue decline:
Organic growth (decline)			(2.9)			—
Foreign currency			(2.8)			(3.4)
Net revenue decline			(5.7)			(3.4)
*Not meaningful for comparison purposes
Revenues - For the three months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a decrease in organic revenue and a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a decline in revenue from large dry-dairy systems projects in the Food and Beverage segment, consistent with the Company's strategy to methodically reduce its exposure to that market. Partially offsetting this decline was organic growth of OE components across various Industrial product lines as well as of aftermarket sales.
For the nine months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue discussed above was offset by an increase in systems revenue in the Food and Beverage segment during the first quarter and growth in mixers, hydraulic tools and heat exchangers in the Industrial segment.
See “Results of Reportable Segments” for additional details.

Gross Profit - The increase in gross profit and margin for the three months ended September 28, 2019, compared to the respective 2018 period, was due primarily to a favorable change in the mix of revenue as well as net benefits realized from price improvements/sourcing savings and improved operational execution, partially offset by a strengthening of the U.S. dollar during the periods against various foreign currencies.
The increase in gross profit and margin for the nine months ended September 28, 2019, compared to the respective 2018 period, reflected the effects of the items noted above, as well as costs associated with the repair of a large mixer incurred in our Industrial segment in the 2018 period that did not recur in the current period.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended September 28, 2019, the increase in SG&A expense, compared to the respective 2018 period, was due primarily to (i) an increase in incentive compensation, based on the Company's performance relative to certain incentive targets in 2019, as compared to 2018's performance relative to that year's targets and (ii) an increase in professional fees related to the further development of the Company's enterprise strategy, partially offset by (i) savings from cost reduction actions within the Food and Beverage segment and (ii) the effects of a strengthening of the U.S. dollar during the period against various currencies.
For the nine months ended September 28, 2019, the increase in SG&A expense, compared to the respective 2018 period, was due primarily to the effects of the matters noted above, partially offset by a decrease in stock compensation expense for the nine-month period.
Intangible Amortization - For the three and nine months ended September 28, 2019, the decrease in intangible amortization, compared to the respective periods in 2018, was due to (i) a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of our Food and Beverage reportable segment during the fourth quarter of 2018 and (ii) a strengthening of the U.S. dollar during the periods against various foreign currencies.
Asset Impairment Charges - Charges for the three and nine months ended September 28, 2019 resulted from management’s decision to market a corporate asset for sale. The asset, which had an estimated fair value of $4.0 at September 28, 2019, was marketed for sale beginning in the third quarter of 2019.
Restructuring and Other Related Charges - Charges for the nine months ended September 28, 2019 related primarily to severance and other costs associated with (i) additional charges associated with the further rationalization, initiated during the fourth quarter of 2018, of a Food and Beverage business based primarily in the EMEA region, (ii) the closure of a Food and Beverage facility in South America, (iii) certain Industrial segment operations personnel in the EMEA region, and (iv) the closure of an Industrial segment sales office and service center in North America.
Charges for the nine months ended September 29, 2018 related primarily to severance and other costs associated with (i) Industrial segment operations and commercial personnel in North America and the Asia Pacific region, (ii) a reorganization of the Food and Beverage segment’s commercial aftermarket function in the EMEA region, (iii) a further consolidation of our Food and Beverage facilities in Poland, including the termination and other exit costs associated with a leased facility, partially offset by revisions of estimates related to certain previously announced restructuring activities in our Industrial segment.
See Note 5 to our condensed consolidated financial statements for further details of actions taken during the three and nine months ended September 28, 2019 and September 29, 2018.
Other Income (Expense), net - Other income, net, for the three months ended September 28, 2019 was composed of net gains on asset sales and other of $0.2 and foreign currency (“FX”) gains of $0.1, partially offset by non-service-related pension and postretirement costs of $0.2.
Other expense, net, for the three months ended September 29, 2018 was composed of FX losses of $0.9 and non-service-related pension and postretirement costs of $0.3.
Other income, net, for the nine months ended September 28, 2019 was composed of investment-related gains of $7.8 and net gains on asset sales and other of $0.4, partially offset by non-service-related pension and postretirement costs of $0.8 and FX losses of $0.1. The investment-related gains related to an increase in the net asset value of our investment in an equity security. See Note 14 to our condensed consolidated financial statements for additional details.

Other expense, net, for the nine months ended September 29, 2018 was composed of FX losses of $1.7, non-service-related pension and postretirement costs of $1.5 and net losses on asset sales and other of $0.1.
Interest Expense, net - Interest expense, net, for the three and nine months ended September 28, 2019 and September 29, 2018, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our former trade receivables financing arrangement, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
Interest expense, net, included interest expense of $8.7 and $10.0, and interest income of $2.2 and $1.8, respectively, during the three months ended September 28, 2019 and September 29, 2018 and interest expense of $28.5 and $31.2, and interest income of $6.0 and $4.7, respectively, during the nine months ended September 28, 2019 and September 29, 2018. The decrease in interest expense, net, during the three and nine months ended September 28, 2019, compared to the respective 2018 periods, was due primarily to a lower level of average outstanding borrowings under our term loan facilities, partially offset by a $1.0 charge related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility during the nine months ended September 28, 2019, related to the amendment and restatement of our senior credit facilities in June 2019. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $20.0 and $60.0, respectively, during the second and fourth quarters of 2018.
See Note 9 to our condensed consolidated financial statements for additional details on our third-party debt, including further discussion of the amendment and restatement of our senior credit facilities during the second quarter of 2019 and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Provision - During the three months ended September 28, 2019, we recorded an income tax provision of $2.5 on $20.0 of pre-tax income, resulting in an effective tax rate of 12.5%. This compares to an income tax provision for the three months ended September 29, 2018 of $9.6 on $35.6 of pre-tax income, resulting in an effective tax rate of 27.0%. The effective tax rate for the third quarter of 2019 was impacted by benefits of (i) $2.4 resulting from the cumulative impact of a reduction to GILTI amount included in our annual effective tax rate computation and (ii) $1.5 resulting from income occurring in the quarter in certain jurisdictions with year to date losses where the tax benefit of those losses is not expected to be realized, which were partially offset by a charge of $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary. The effective tax rate for the third quarter of 2018 was impacted by income tax benefits of (i) $1.1 resulting from the net impact of an election made related to the basis generated under the transition tax and the impact of that election on earnings not considered indefinitely reinvested and (ii) $1.0 resulting from a refinement of the transition tax calculation, which were partially offset by income tax charges of $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized.
During the nine months ended September 28, 2019, we recorded an income tax provision of $24.7 on $68.9 of pre-tax income, resulting in an effective tax rate of 35.8%. This compares to an income tax provision for the nine months ended September 29, 2018 of $14.8 on $67.2 of pre-tax income, resulting in an effective tax rate of 22.0%. The effective tax rate for the first nine months of 2019 was impacted by charges of (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized and (iii) $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return. During the nine months ended September 29, 2018, our income tax provision was impacted by income tax benefits of (i) $8.6 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (ii) $2.3 resulting from the finalization of the transfer pricing analysis on intercompany transactions to be reported on tax returns of the Company and its subsidiaries, which were partially offset by income tax charges of (i) $1.6 resulting from a refinement of the transition tax calculation, (ii) $1.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.4 resulting from the addition of a valuation allowance for a subsidiary for which the benefit of previously incurred losses is not expected to be realized.
During the fourth quarter of 2018, the U.S. Treasury issued additional guidance regarding a provision of the Tax Act which effectively eliminated the $8.6 benefit related to the foreign tax credits arising from distributions of income taxed under the transition tax provisions of the Tax Act and recorded in the nine months ended September 29, 2018 as described above. Refer to the notes to our consolidated financial statements in our 2018 Annual Report on Form 10-K for additional information regarding the Tax Act and its impact on our income tax provision.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
Income (Loss) from Discontinued Operations, Net of Tax - See “Results of Discontinued Operations” for additional details.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended			As of and for the nine months ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
Backlog	$248.1	$343.3	(27.7)	$248.1	$343.3	(27.7)
Orders	160.2	157.9	1.5	467.1	528.4	(11.6)

Revenues	178.9	194.8	(8.2)	530.0	548.9	(3.4)
Income	27.1	27.4	(1.1)	59.6	65.3	(8.7)
% of revenues	15.1%	14.1%		11.2%	11.9%
Components of revenue decline:
Organic decline			(5.4)			(0.1)
Foreign currency			(2.8)			(3.3)
Net revenue decline			(8.2)			(3.4)
Revenues - For the three months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a lower level of revenue from large dry-dairy systems, consistent with the company’s strategy to reduce its exposure to this market. Partially offsetting the dry-dairy systems decline was organic growth in process component shipments and aftermarket sales.
For the nine months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was primarily due to a strengthening of the U.S. dollar during the period against various foreign currencies and a modest decrease in organic revenue. The modest decrease in organic revenue was due primarily to a lower level of revenue from large dry-dairy systems mentioned above, substantially offset by organic growth in process component shipments and aftermarket sales and the execution of large dry-dairy systems projects, recorded as orders in 2017, during the first quarter of 2019.
Income - For the three months ended September 28, 2019, income modestly declined and margin increased, compared to the respective 2018 period. The modest decrease in income was primarily due to the organic revenue decline and an increase in incentive compensation expense, which were partially offset by a more favorable mix of revenue and savings from cost reduction initiatives. The increase in margin reflects a higher margin mix of revenue including the reduction of large dry-dairy systems revenue.
For the nine months ended September 28, 2019, income and margin declined, compared to the respective 2018 period, primarily due to the effects of the mix of the organic revenue growth described above (execution of large dry-dairy systems), an increase in incentive compensation expense, and charges recognized in the second quarter of 2019 associated with (i) certain large dry-dairy projects and, to a lesser extent, (ii) the rationalization of the segment's geographical presence in South America and related closure of a facility in that region.
Backlog - The segment had backlog of $248.1 and $343.3 as of September 28, 2019 and September 29, 2018, respectively. Of the $95.2 year-over-year decrease in backlog, $79.8 was attributable to organic decline and $15.4 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due largely to the execution of systems projects in backlog combined with a lower level of systems orders, consistent with the Company's strategy to methodically reduce its exposure in large, dry-dairy applications and focus on growth in orders of higher-value, liquid-processing applications. To a lesser extent, the backlog for components also declined.
Industrial

	As of and for the three months ended			As of and for the nine months ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
Backlog	$232.9	$276.8	(15.9)	$232.9	$276.8	(15.9)
Orders	189.9	217.9	(12.8)	596.3	656.1	(9.1)

Revenues	204.6	211.9	(3.4)	612.3	633.2	(3.3)
Income	28.7	29.5	(2.7)	87.9	77.0	14.2
% of revenues	14.0%	13.9%		14.4%	12.2%
Components of revenue decline:
Organic growth (decline)			(0.6)			—
Foreign currency			(2.8)			(3.3)
Net revenue decline			(3.4)			(3.3)
Revenues - For the three months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies and, to a lesser extent, a decrease in organic revenue. The decrease in organic revenue was due primarily to a lower level of capital project revenue and a decline in shipments of pumps. These declines were partially offset by organic growth in mixers.
For the nine months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue discussed above was offset by increased shipments of mixers, hydraulic tools, heat exchangers and dehydration equipment.
Income - For the three months ended September 28, 2019, income decreased and margin increased compared to the respective 2018 period, due primarily to an increase in incentive compensation expense and the organic decline in revenue, which were partially offset by a more favorable revenue mix and net benefits from cost/price realization.
For the nine months ended September 28, 2019, income and margin increased compared to the respective 2018 period, primarily due to income from (i) the mix of revenue change noted above, (ii) improved operational execution and (iii) costs associated with the repair of a large mixer incurred in the 2018 period that did not recur in the current-year period, partially offset by an increase in incentive compensation expense.
Backlog - The segment had backlog of $232.9 and $276.8 as of September 28, 2019 and September 29, 2018, respectively. Of the $43.9 year-over-year decrease in backlog, $35.6 was attributable to organic decline and $8.3 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a lower level of small-to-medium sized capital orders over the past year and softness in short cycle industrial demand through the first three quarters of 2019.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Nine months ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
Total consolidated revenues	$383.5	$406.7	(5.7)	$1,142.3	$1,182.1	(3.4)
Corporate expense	18.1	11.4	58.8	44.8	41.5	8.0
% of revenues	4.7%	2.8%		3.9%	3.5%
Pension and postretirement service costs	0.3	0.3	—	0.7	0.9	(22.2)

Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense for the three months ended September 28, 2019, compared to the respective 2018 period, was due primarily to an increase in professional fees associated with the further development of the Company's enterprise strategy, as well as an increase in incentive compensation, based on the Company's performance relative to certain incentive targets in 2019, as compared to 2018's performance relative to that year's targets.
The increase in corporate expense for the nine months ended September 28, 2019, compared to the respective 2018 period, was due primarily to the changes noted above, partially offset by a decrease in the number of executive employees whose stock-based compensation awards became fully vested and were fully recognized as compensation expense based on early retirement provisions during the first quarter of 2019 compared to the first quarter of 2018.
See Note 11 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs are reported in “Other income (expense), net.”
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
Income from discontinued operations for the three and nine months ended September 28, 2019 and September 29, 2018 was as follows:

	As of and for the three months ended			As of and for the nine months ended
	September 28, 2019	September 29, 2018	% Change	September 28, 2019	September 29, 2018	% Change
Backlog	$389.0	$395.7	(1.7)	$389.0	$395.7	(1.7)
Orders	136.4	124.2	9.8	381.5	399.8	(4.6)

Revenues	115.6	123.6	(6.5)	361.1	369.7	(2.3)
Operating income (loss)	(54.6)	10.8	*	(29.0)	40.5	*
% of revenues	(47.2)%	8.7%		(8.0)%	11.0%
Other expense, net	(0.3)	(1.6)	(81.3)	(1.7)	(4.9)	(65.3)
Interest expense, net	(2.8)	(3.1)	(9.7)	(9.2)	(9.7)	(5.2)
Income tax benefit (provision)	9.6	0.4	*	47.4	(7.1)	*
Income (loss) from discontinued operations, net of tax	(48.1)	6.5	*	7.5	18.8	(60.1)
Components of revenue decline:
Organic growth (decline)			(3.6)			—
Foreign currency			(2.9)			(2.3)
Revenue decline			(6.5)			(2.3)
*Not meaningful for comparison purposes

Revenues - For the three months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was driven by a decrease in organic revenue and a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was primarily driven by a decrease in OE and aftermarket revenue for pumps and partially offset by increased shipments of OE valves in the North American midstream oil market.
For the nine months ended September 28, 2019, the decrease in revenues, compared to the respective 2018 period, was due to a strengthening of the U.S. dollar during the period against various foreign currencies during the period. Organic revenue was substantially unchanged compared to the prior year period as declines in pumps shipments were offset by increased shipment of valves.
Operating Income (Loss) - For the three and nine months ended September 28, 2019, both income and margin declined, compared to the respective 2018 periods, primarily due the impact of a pre-tax impairment charge of $52.0 to reduce the carrying value of the net assets of the discontinued operations, including relevant foreign currency translation adjustment balances, to estimated fair value less costs to sell. The pre-tax impairment charge was recorded in the three and nine months ended September 28, 2019 based on developments associated with the marketing and sale process that arose during the Company’s third quarter, and indications of fair value received through the conclusion of the third quarter. Future changes in the operations of the business, global market and economic conditions, and the marketing and sale process itself, among other items, could result in a significant change in our assessment of the fair value of the business and in a future impairment charge if a reduction in fair value of the business were to be determined to occur in a future period. See Note 3 to our condensed consolidated financial statements for further information regarding this impairment charge.
In addition, income and margin declined, compared to the respective 2018 periods, due to a $17.0 charge related to the settlement of a customer claim (see Notes 3 and 12 to our condensed consolidated financial statements for further information regarding this settlement and the customer’s demand) and, to a lesser extent, the mix of organic revenue noted in the respective periods above.
Other expense, net - Other expense consisted primarily of FX losses in each period presented. Of the $0.3 and $1.6 of other expense, net, recognized during the three months ended September 28, 2019 and September 29, 2018, $0.3 and $1.2 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during each period, respectively, and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company. Of the $1.7 and $4.9 of other expense, net, recognized during the nine months ended September 28, 2019 and September 29, 2018, $0.8 and $5.3 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during each period, respectively.
Interest expense, net - In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $2.8 and $3.2 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $9.2 and $10.0 for the nine months then ended, respectively. See Note 3 to the accompanying condensed consolidated financial statements for further information about the allocation of such interest expense to discontinued operations.
Income tax benefit (provision) - During the three months ended September 28, 2019, we recorded an income tax benefit of $9.6 on $(57.7) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 16.6%. This compares to an income tax benefit for the three months ended September 29, 2018 of $0.4 on $6.1 of pre-tax income from discontinued operations, resulting in an effective tax rate of (6.6)%. The effective tax rate for the third quarter of 2019 was impacted by the effect that the majority of the impairment charge will not result in a tax benefit such that only $2.0 of tax benefit was recognized on the impairment charge, as well as by a benefit of $7.5 resulting from basis differences that will be realized through the disposition of the held-for-sale assets. The effective tax rate for the third quarter of 2018 was impacted by a benefit of $0.7 from the cumulative impact of the lower annual effective tax rate for the third quarter compared to prior quarters driven by a higher impact of U.S. permanent adjustments on a lower forecasted pre-tax income.
During the nine months ended September 28, 2019, we recorded an income tax benefit of $47.4 on $(39.9) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 118.8%. This compares to an income tax provision for the nine months ended September 29, 2018 of $7.1 on $25.9 of pre-tax income from discontinued operations, resulting in an effective tax rate of 27.4%. The effective tax rate for the first nine months of 2019 was impacted by (i) a benefit of $48.0 resulting from basis differences that will be realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the impairment charge will not result in a tax benefit such that only $2.0 of tax benefit was recognized on the impairment charge. The effective tax rate for the first nine months of 2018 was impacted by an expense of $1.1 resulting from an adjustment to the valuation allowance on certain deferred tax assets for which no benefit is expected to be recognized.
Backlog - The segment had backlog of $389.0 and $395.7 as of September 28, 2019 and September 29, 2018, respectively. Of the $6.7 year-over-year decrease in backlog, $15.1 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar, partially offset by $8.4 attributable to organic growth. The organic growth was due primarily to an increase in backlog for OE projects and pumps.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the nine months ended September 28, 2019 and September 29, 2018.
Cash Flow

	Nine months ended
	September 28, 2019	September 29, 2018
Cash flows from (used in) continuing operations:
Cash flows from (used in) operating activities	$53.1	$(11.6)
Cash flows used in investing activities	(16.4)	(12.3)
Cash flows used in financing activities	(50.1)	(65.8)
Cash flows from discontinued operations	41.1	54.1
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(2.6)	(6.6)
Net change in cash, cash equivalents and restricted cash	$25.1	$(42.2)
Operating Activities - During the nine months ended September 28, 2019, the increase in cash flows from operating activities, compared to the same period in 2018, was primarily attributable to (i) a reduced investment in inventories, reflective of lower order intake in the 2019 period, compared to the respective 2018 period, and lower backlog levels as of September 28, 2019, compared to September 29, 2018 and (ii) reduced payments for incentive compensation.
Investing Activities - During the nine months ended September 28, 2019 and September 29, 2018, cash flows used in investing activities were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the nine months ended September 28, 2019, cash flows used in financing activities related primarily to (i) net repayments under our former senior credit facilities of $140.0, including the extinguishment of those former facilities in June 2019, (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.4 and (iii) financing fees paid in connection with entering into our amended and restated senior credit facilities of $3.3, partially offset by net borrowings under our amended and restated senior credit facilities of $100.0. During the nine months ended September 29, 2018, cash flows used in financing activities related primarily to net repayments of our former senior credit facilities of $65.0, including voluntary prepayments in the amount of $50.0 under our former term loan facility.
Discontinued Operations - During the nine months ended September 28, 2019, the decrease in cash flows from discontinued operations, compared to the same period in 2018, was primarily attributable to a decrease in cash flows from operating activities of $13.6, due primarily to changes in working capital driven by the timing of project execution and associated milestone payments.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $2.6 in the nine months ended September 28, 2019, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the period.
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
Borrowings and Availability
Borrowings —Debt at September 28, 2019 and December 31, 2018 was comprised of the following:

	September 28, 2019	December 31, 2018
Term loan, due in June 2022	$100.0	$—
Former term loan(1)	—	140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	26.2	33.1
Less: deferred financing fees(3)	(7.2)	(8.0)
Total debt	719.0	765.1
Less: short-term debt	25.6	26.0
Less: current maturities of long-term debt	0.1	20.8
Total long-term debt	$693.3	$718.3

(1)	This formerly outstanding term loan was fully repaid during the second quarter of 2019, as described further below under “Senior Credit Facilities.”

(2)
Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $0.6 and $7.2 and balances under a purchase card program of $24.7 and $23.0 as of September 28, 2019 and December 31, 2018, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 2 to our condensed consolidated financial statements for further discussion regarding our adoption of a new lease accounting standard during the three months ended September 28, 2019 and the impact of such adoption on our capital lease obligations.

(3)
Deferred financing fees were comprised of fees related to the term loan and senior notes. As described further below under “Senior Credit Facilities,” we amended and restated our senior credit facilities in June 2019. In connection with this amendment, we recognized $1.0 of expense, classified as a component of “Interest expense, net” in our accompanying condensed consolidated statements of operations during the nine months ended September 28, 2019, related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility.

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

Availability — At September 28, 2019, we had $494.1 of borrowing capacity under our revolving credit facilities after giving effect to $5.9 reserved for outstanding letters of credit. In addition, at September 28, 2019, we had $65.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $84.2 reserved for outstanding bank guarantees. In addition, we had $15.3 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At September 28, 2019, in addition to the revolving lines of credit described above, we had approximately $10.0 of letters of credit outstanding under separate arrangements in China and India.

Refer to Note 9 for further information on our borrowings as of September 28, 2019.
At September 28, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
As of September 28, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $82.5 and $65.3 outstanding as of September 28, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.8 and $3.1 at September 28, 2019 and December 31, 2018, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.2 and $0.3 recorded in accumulated other comprehensive loss related to FX forward contracts as of September 28, 2019 and December 31, 2018, respectively. The net gains (losses) recorded in “Other income (expense), net” related to FX gains (losses) totaled $0.1 and $(0.9) for the three months ended September 28, 2019 and September 29, 2018, respectively, and $(0.1) and $(1.7) for the nine months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.1 (asset) and $0.5 (asset) at September 28, 2019 and December 31, 2018, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at September 28, 2019 for similar debt, was $749.6, compared to our carrying value of $725.6.
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
Other Matters
Contractual Obligations - As of September 28, 2019, there were no material changes in our contractual obligations from those disclosed in our 2018 Annual Report on Form 10-K, except as noted below:
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
Our total net liabilities for unrecognized tax benefits including interest were $3.0 as of September 28, 2019. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $1.5 to $2.5.
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
Refer to Note 12 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of September 28, 2019 and December 31, 2018. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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
During the three months ended September 28, 2019, we recorded a pre-tax impairment charge of $52.0 to reduce the carrying value of the net assets of our discontinued operations, including relevant foreign currency translation adjustment balances, to estimated fair value less costs to sell. The fair value of the Company’s discontinued operations included consideration of indications of fair value received from third parties in connection with the marketing of the business through the end of the third quarter. As discussed further in Note 3 to our condensed consolidated financial statements, we consider our assessment of the fair value of our discontinued operations to be an accounting estimate which involves significant and complex judgment, including estimating the effect of inherent uncertainties associated with the marketing and sale of the business.
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
The following table provides information, as of September 28, 2019, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$—	$—	$100.0	$—	$—	$—	$100.0	$100.0
Average interest rate							3.475%
5.625% senior notes	—	—	—	—	300.0	—	300.0	310.5
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	313.5
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $82.5 outstanding as of September 28, 2019, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.8 at September 28, 2019, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.2 (gross assets) and $0.1 (gross liabilities) as of September 28, 2019.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of September 28, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2019.
No changes during the quarter ended September 28, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 12, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 29, 2019, which could materially affect our business, financial condition, future results of operations or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the repurchases of common stock during the three months ended September 28, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
6/30/19 - 7/31/19	—	$—	—
8/1/19 - 8/31/19	3,906	39.13	—
9/1/19 - 9/28/19	264	38.85	—
Total	4,170		—

(1)	Reflects the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units.

ITEM 6. Exhibits
The exhibits to this Quarterly Report on Form 10-Q are listed in the accompanying Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX FLOW, Inc.
(Registrant)

Date: October 30, 2019	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: October 30, 2019	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer

INDEX TO EXHIBITS

Item No.	Description
10.1	Letter Agreement between Jose Larios and SPX FLOW, Inc.
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
__________________________________________________________________