Form 10-K
period 2019-12-31
SPX FLOW, Inc.
filed 2020-02-18
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2019 was approximately $1,740 million. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
Common shares outstanding as of February 14, 2020 were 42,583,491.
Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting to be held on May 6, 2020 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
BUSINESS
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities. The product offerings of the Company's continuing operations are concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of sanitary and industrial markets. In 2019, SPX FLOW had approximately $1.5 billion in annual revenues with continuing operations in more than 30 countries and sales in more than 140 countries, with approximately 40%, 33%, and 27% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, chemical processing, compressed air and mining. From an end market perspective, in 2019, approximately 47% of our revenues were from sales into the food and beverage end markets and approximately 53% were from sales into the industrial end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.

REPORTABLE SEGMENTS
Our continuing operations are organized into two reportable segments — the Food and Beverage segment and the Industrial segment. The following summary describes the products and services offered by our reportable segments:
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
Industrial: The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, shipbuilding, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, KSB AG, Lewa, Milton Roy, Parker Domnick Hunter, Prominent and various regional companies.
Divestitures
We periodically review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we initiated a process in 2019 to divest a substantial portion of our former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, we intend to narrow our strategic focus by separating our process solutions technologies, comprised of our Food and Beverage and our Industrial reportable segments, plus the Bran+Luebbe product line, from our flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, our further intent is that each business will, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the divestiture process described above, we reported the Disposal Group as “held-for-sale,” and a discontinued operation, effective as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of Power and Energy (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying consolidated financial statements, have been reclassified to conform to the current year presentation.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which we agreed, indirectly through certain of our subsidiaries, to sell the Disposal Group to the Buyer for a gross purchase price of $475.0 (the “Transaction”). The gross purchase price of $475.0 is subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions include, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases expiring at the closing date. We expect the Transaction to close in the first half of 2020.
See Note 4 to our consolidated financial statements for additional information regarding the divestiture process, as well as further details regarding the results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations.
Unless otherwise indicated, amounts reported in Part I of this Form 10-K pertain to continuing operations only.

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
Research and Development
We are engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.
Intellectual Property
We own approximately 129 domestic and 274 foreign patents, including 25 patents that were issued in 2019, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors—Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.”
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
Competition
The markets we serve are highly competitive and fragmented. Our competitors are diverse, ranging from large multi-nationals to regional and local companies. Our principal global competitors include Alfa Laval AB, GEA Group AG, IDEX Corporation, and Tetra Pak International S.A. We do not have any one competitor with all the same product offerings, nor do we have any one competitor which serves all the same end markets.
Our ability to compete effectively depends on a variety of factors including breadth of product offering, product quality, engineering strength, brand reputation, lead times, global capabilities, service capabilities, and cost. As many of our products are sold through distributors and independent representatives, our success also depends on building and partnering with a strong channel network.
Backlog
Information with respect to the backlog of the Company's segments at December 31, 2019 is presented in “MD&A—Results of Reportable Segments.”
Environmental Matters
See “MD&A—Critical Accounting Policies and Use of Estimates—Contingent Liabilities,” “Risk Factors—We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters” and Note 16 to our consolidated financial statements for information regarding environmental matters.
Employment
As of December 31, 2019, we had approximately 5,000 employees. Certain of our non-U.S. employee groups are covered by various collective labor arrangements. While we generally have experienced satisfactory labor relations, we are subject to potential collective labor campaigns, work stoppages, collective labor negotiations and other potential labor disputes.
Executive Officers
See Part III, Item 10 of this report for information about our executive officers.
Other Matters
No customer or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our consolidated revenues for any of the years ended December 31, 2019, 2018 and 2017.
Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe our businesses' sales and payment terms are generally similar to those of our competitors.
The financial results of many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses tend to be stronger in the second half of the calendar year. Additionally, timing of revenue recognition on large Food and Beverage systems projects and large Industrial orders may cause significant fluctuations in financial performance from period to period.
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
In 2019, approximately 64% of our revenues were generated outside the United States, and approximately 25% of our revenues were generated from sales into emerging markets. We manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:
•Significant competition could come from local or long-term participants in non-U.S. markets who may have significantly greater market knowledge and substantially greater resources than we do;
•Local customers may have a preference for locally-produced products;
•Credit risk or financial condition of local customers and distributors could affect our ability to market our products or collect receivables;
•Regulatory or political systems or barriers may make it difficult or impossible to enter or remain in new markets. In addition, these barriers may impact our existing businesses, including making it more difficult for them to grow;
•Local political, economic and social conditions, including the possibility of hyperinflationary conditions, political instability, nationalization of private enterprises, or unexpected changes relating to currency could adversely impact our operations;
•Customs and tariffs may make it difficult or impossible for us to move our products or assets across borders in a cost-effective manner;
•Complications related to shipping, including delays due to weather, labor action, or customs, may impact our profit margins or lead to lost business;

•Government embargoes or foreign trade restrictions such as anti-dumping duties, as well as the imposition of trade sanctions by the United States or the European Union against a class of products imported from or sold and exported to, or the loss of “normal trade relations” status with, countries in which we conduct business, could significantly increase our cost of products imported into the United States or Europe or reduce our sales and harm our business;
•Environmental and other laws and regulations could increase our costs or limit our ability to run our business;
•Our ability to obtain supplies from foreign vendors and ship products internationally may be impaired during times of crisis or otherwise;
•Local, regional or worldwide hostilities could impact our operations; and
•Distance, language and cultural differences may make it more difficult to manage our business and employees and to effectively market our products and services.
Any of the above factors or other factors affecting social and economic activity in emerging markets or affecting the movement of people and products into and from these countries to our major markets, including North America and Europe, could have a significant negative effect on our operations.
Our global operations could be negatively impacted by the economic and political instability caused by the exit of the United Kingdom (“U.K.”) from the European Union (“E.U.”).
On January 31, 2020, the U.K. separated from the E.U. (“Brexit”), culminating a process first approved by U.K. voters in a referendum held on June 23, 2016. Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. Although it is unknown what the terms of exit will be, which are subject to negotiation during a transition period, they may impair the ability of our operations in the E.U. to transact business in the future in the U.K., and similarly the ability of our U.K. operations to transact business in the future in the E.U. Specifically, it is possible that there will be greater restrictions on imports and exports between the U.K. and E.U. countries and increased regulatory complexities. These changes may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the U.K. and the E.U., which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows.
Many of the markets in which we operate are cyclical or are subject to industry events, and our results have been and could be affected as a result.
Many of the markets in which we operate are subject to general economic cycles or industry events. Certain of our markets, including food and beverage, chemical, mining, and petrochemical, particularly chemical companies and general industrial companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See “MD&A—Results of Reportable Segments.”
Contract timing on large construction projects, including food and beverage systems, may cause significant fluctuations in revenues and profits from period to period.
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
On the other hand, declining commodity prices may cause mines and other customers to delay or cancel projects relating to the production of such commodities. Also, oversupply could cause manufacturers to cut back on expenditures. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in the relevant market.
Our future restructuring activities could result in additional costs and operational difficulties which may affect our business.
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
We are increasingly dependent on information technology (“IT”) networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers, and we rely on the systems and services of a variety of vendors to meet our data processing and communication needs. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information, other confidential business information or other information subject to data privacy laws. If we are unable to prevent, detect or adequately respond to such breaches, our operations could be disrupted, our competitiveness could be adversely affected or we may suffer financial damage or loss because of lost or misappropriated information or regulatory penalties. Such incidents also could require significant management attention and resources and result in increased costs. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal information in the U.S. and elsewhere. For example, the E.U. adopted the General Data Protection Regulation (the “GDPR”), which became effective in 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with proposed and recently enacted laws, including GDPR, can be costly and any failure to comply with these regulatory standards could subject us to legal, financial and reputational risks.
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
As a global manufacturing company, we are subject to taxation in various jurisdictions around the world. In preparing our financial statements, we calculate our effective income tax rate based on current tax laws and regulations and the estimated taxable income within each of these jurisdictions. Our future effective income tax rate, however, may be higher due to numerous factors, including changes in tax laws or regulations. Additionally, our effective tax rate could be adversely affected if there is a change in international operations, our global footprint and how our operations are managed and conducted. An effective income tax rate significantly higher than our expectations could have an adverse effect on our business, results of operations and liquidity.
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
Substantially all our revenues are recorded and earned under fixed-price arrangements. A portion of our revenues and earnings is generated through long-term contracts. We recognize revenues for the majority of these long-term contracts over time (2019 and 2018) or using the percentage-of-completion method of accounting (2017) whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. During 2019, 2018 and 2017, approximately 22.8%, 25.3% and 15.8%, respectively, of our total revenues were recognized over time (2019 and 2018) or under the percentage-of-completion method (2017).
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
In areas where we depend on third-party suppliers and subcontractors for outsourced products, components or services, we are subject to the risk of customer dissatisfaction with the quality or performance of the products or services we sell due to supplier or subcontractor failure. In addition, business difficulties experienced by a third-party supplier or subcontractor can lead to the interruption of our ability to obtain outsourced products or services and ultimately our inability to supply products or services to our customers. Third-party supplier and subcontractor business interruptions can include, but are not limited to, work stoppages, collective labor negotiations and other labor disputes. Current or future economic conditions could also impact the ability of suppliers and subcontractors to access credit and, thus, impair their ability to provide us quality products or services in a timely manner, or at all.

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
Numerous claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims), environmental matters, and risk management matters (e.g., product and general liability, automobile, and workers' compensation claims), have been filed or are pending against us and certain of our subsidiaries. From time to time, we face actions by governmental authorities, both in and outside the United States. Additionally, we may become subject to significant claims of which we are currently unaware or the claims of which we are aware may result in our incurring a significantly greater liability than we anticipate. Our insurance may be insufficient or unavailable (e.g., because of insurer insolvency, a significant adverse change in claim experience, or insurance coverage is not available in applicable insured periods) to protect us against potential loss exposures.
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
See “MD&A—Critical Accounting Policies and Use of Estimates-Contingent Liabilities” and Note 16 to our consolidated financial statements for further discussion.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2019, we had goodwill and other intangible assets, net, of $753.2. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our reporting units and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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
We are subject to potential labor disputes, extreme weather conditions and natural and other disasters, which may adversely impact our operations and cause us to incur incremental costs.
We have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential work stoppages and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers. In addition, extreme weather conditions in the areas in which our manufacturing facilities, service centers, distribution centers, suppliers and/or customers are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as the hurricanes that damaged our U.S. facilities in 2017 and 2018, whether occurring in the U.S. or elsewhere, and the related consequences such as energy shortages and public health issues, could disrupt our operations, the operations of our suppliers and customers, or result in economic instability. Other global or local events, such as terrorist attacks, political insurgencies, electrical grid disruptions and outages, and pandemics (including further spread of the coronavirus that recently surfaced in Wuhan, China) could also disrupt our operations, the operations of our suppliers and customers, or result in economic instability.
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
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2019, we had the ability to issue up to an additional 2.7 shares as restricted stock shares, restricted stock units, or stock options under our SPX FLOW Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares through other mechanisms. Additional shares granted and/or issued would have a dilutive effect on our earnings per share.
Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our shareholders consider favorable.
Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or Board; advance notice requirements for shareholder proposals and nominations; and the authority of our Board to issue, without shareholder approval, preferred stock with terms determined in its discretion. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested shareholder” (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.
Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2019, we had $714.5 in total indebtedness. On that same date, we had $494.9 of borrowing capacity under our revolving credit facilities, after giving effect to $5.1 reserved for outstanding letters of credit. In addition, at December 31, 2019, we had $69.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.4 reserved for outstanding bank guarantees. At December 31, 2019, our cash and equivalents balance was $299.2. See “MD&A—Liquidity and Financial Condition - Borrowings and Availability” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:
•Impact our ability to obtain new, or refinance existing, indebtedness on favorable terms or at all;
•Limit our ability to obtain, or obtain on favorable terms, additional debt financing for working capital, capital expenditures or acquisitions;
•Limit our flexibility in reacting to competitive and other changes in the industry and economic conditions;
•Limit our ability to pay dividends on our common stock;
•Coupled with a substantial decrease in net operating cash flows due to economic developments or adverse developments in our business, make it difficult to meet debt service requirements; and
•Expose us to interest rate fluctuations to the extent existing borrowings are, and any new borrowings may be, at variable rates of interest, which could result in higher interest expense and interest payments in the event of increases in interest rates.
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
Our senior credit facilities, the indentures governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, indentures governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the “MD&A—Liquidity and Financial Condition—Borrowings and Availability” and Note 13 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
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
Dispositions or liabilities retained in connection with dispositions could negatively affect us.
Our dispositions involve a number of risks and present financial, managerial and operational challenges, including diversion of management attention from running our core businesses, increased expense associated with the dispositions, potential disputes with the customers or suppliers of the disposed businesses, potential disputes with the acquirers of the disposed businesses and a potential dilutive effect on our earnings per share. In addition, we have agreed to retain certain liabilities in connection with the disposition of the Disposal Group.
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of our dispositions. See “Business,” “MD&A—Results of Discontinued Operations,” and Note 4 to our consolidated financial statements for the status of our divestitures.
Risks Related to our spin-off from SPX Corporation in 2015
The Company was wholly-owned by SPX Corporation (the “former Parent”) until September 26, 2015, at which time the former Parent distributed 100% of our outstanding common stock to its shareholders through a tax-free spin-off transaction (the “Spin-Off”).
In connection with our Spin-Off, our former Parent agreed to indemnify us for certain liabilities and we agreed to indemnify our former Parent for certain liabilities. If we are required to act on these indemnities to our former Parent, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. The indemnity from our former Parent may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and our former Parent may not be able to satisfy its indemnification obligations in the future.
Pursuant to the Separation and Distribution Agreement, the Employee Matters Agreement and the Tax Matters Agreement between us and our former Parent entered into in connection with the Spin-Off, it has agreed to indemnify us for certain liabilities, and we have agreed to indemnify our former Parent for certain liabilities, in each case for uncapped amounts. Such indemnities may be significant and could negatively impact our business, particularly our indemnity to our former Parent regarding the intended tax-free treatment of the Spin-Off. Third parties could also seek to hold us responsible for any of the liabilities that our former Parent has agreed to retain. Further, the indemnity from our former Parent may not be sufficient to protect us against the full amount of such liabilities, and our former Parent may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from our former Parent any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.
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
Under the Separation and Distribution Agreement with our former Parent, both we and our former Parent are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to our former Parent (including, for example, environmental liabilities), particularly if our former Parent were to refuse or were unable to pay or perform the allocated obligations.
We are subject to continuing contingent tax liabilities of our former Parent.
Under the Internal Revenue Code and U.S. Treasury Regulations, each corporation that was a member of our former Parent's consolidated group for U.S. federal income tax purposes during any taxable period (or portion thereof) ending on or before the effective time of the Spin-Off is jointly and severally liable for the entire U.S. federal income tax liability of our former Parent's consolidated group for that taxable period subsequent to the year ended December 31, 2013. Our Tax Matters Agreement with our former Parent generally allocates economic responsibility for taxes of our former Parent's consolidated group to our former Parent. However, if our former Parent is unable to pay any such taxes, we could be liable for the entire amount of such taxes, which would include taxes arising out of the Spin-Off if our former Parent were to take an action (over which we may have no control) that causes the Spin-Off to be taxable to our former Parent.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties, including manufacturing, engineering, and sales offices as of December 31, 2019:

			Approximate Square Footage (in millions)
	Location	No. of Facilities	Owned	Leased
Food and Beverage	2 U.S. states and 15 foreign countries	25	0.4	1.4
Industrial	8 U.S. states and 16 foreign countries	39	1.8	0.8
Total		64	2.2	2.2
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

The following table lists the locations of our primary manufacturing facilities as of December 31, 2019:

Americas	EMEA	Asia Pacific
Delavan, WI	Assen, Netherlands	Ahmedabad, India
Goldsboro, NC	Budapest, Hungary	Busan, South Korea
Newport, NC	Bydgoszcz, Poland	New Delhi, India
Ocala, FL	Ekero, Sweden	Xidu, China
Rochester, NY	Erpe-Mere, Belgium
Rockford, IL	Etten-Leur, Netherlands
Eygelshoven, Netherlands
Moers, Germany
Norderstedt, Germany
Santorso, Italy
Silkeborg, Denmark

ITEM 3. Legal Proceedings
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
During the first quarter of 2019, the Company received a payment demand from a customer related to a project in the Power and Energy business which is classified as discontinued operations. The demand and related claims arose from the Company’s supply of equipment used in a series of long-term nuclear power projects that was substantially completed several years ago in terms of our production and revenue recognition. On September 30, 2019, the Company entered into a settlement agreement with the customer and paid $17.0 in accordance with the terms of the agreement. Accordingly, during the year ended December 31, 2019, we recorded a charge of $17.0 to “Cost of products sold” within the results of discontinued operations, related to the settlement. The agreement releases the Company from further claims by the customer, beyond the ordinary warranty obligations that are associated with the underlying project.
See “Risk Factors—We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters,” “MD&A—Critical Accounting Policies and Estimates—Contingent Liabilities,” and Note 16 to our consolidated financial statements for further discussion of legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FLOW.”
The number of shareholders of record of our common stock as of February 14, 2020 was 2,674.
Any dividends in future periods, including declaration, record and payment dates, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, ongoing capital needs, financial condition and other factors that the Board of Directors may deem relevant, as well as our ability to declare and pay dividends.
Issuer Purchases of Equity Securities
No shares of common stock were repurchased during the three months ended December 31, 2019.

Company Performance
This graph shows a comparison of cumulative total returns for SPX FLOW, the S&P 500 Index and the S&P Composite 1500 Industrials Index beginning on September 28, 2015, the date that our common stock began open trading, assuming an initial investment of $100.

$175
$150
$125
$100
$75
$50
9/26/2015
12/31/2015
4/2/2016
7/2/2016
10/1/2016
12/31/2016
4/1/2017
7/1/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/29/2018
12/31/2018
3/30/2019
6/29/2019
9/28/2019
12/31/2019
SPX FLOW
S&P 500
S&P 1500 Industrials

	SPX FLOW	S&P 500	S&P 1500 Industrials
9/26/2015	$100.00	$100.00	$100.00
12/31/2015	$82.10	$109.20	$109.60
4/2/2016	$70.88	$109.80	$112.92
7/2/2016	$70.79	$110.99	$114.10
10/1/2016	$90.03	$114.85	$119.48
12/31/2016	$94.29	$118.97	$128.34
4/1/2017	$102.09	$125.56	$133.10
7/1/2017	$108.47	$128.78	$138.31
9/30/2017	$113.41	$133.88	$144.02
12/31/2017	$139.85	$142.08	$152.41
3/31/2018	$144.68	$140.34	$149.36
6/30/2018	$128.74	$144.46	$145.01
9/29/2018	$152.94	$154.85	$158.41
12/31/2018	$89.47	$133.22	$129.61
3/30/2019	$93.82	$150.62	$150.72
6/29/2019	$123.12	$156.33	$156.15
9/28/2019	$117.41	$157.39	$156.27
12/31/2019	$143.74	$171.69	$165.15

ITEM 6. Selected Financial Data
The following table presents our selected historical consolidated and combined financial data as of and for each of the years in the five-year period ended December 31, 2019. We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. The results of discontinued operations presented below reflect those of our former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). Our historical consolidated and combined financial statements, prior to the Spin-Off in September 2015, included certain expenses of our former Parent that were charged to us for certain corporate centralized functions and programs, including information technology, payroll services, shared services for accounting, supply chain and manufacturing operations, and business and health insurance coverage. In addition, for purposes of preparing the consolidated and combined financial statements prior to the Spin-Off, a portion of our former Parent’s total corporate costs were allocated to such financial statements, with the allocations related primarily to (i) the support provided by our former Parent's executive management, finance and accounting, legal, risk management, and human resource functions and (ii) costs associated with our former Parent's Charlotte, NC corporate headquarters and its Asia Pacific corporate center in Shanghai, China. Our historical consolidated and combined financial statements, prior to the Spin-Off, also do not reflect the allocation of certain assets and liabilities between our former Parent and us. Consequently, the financial information included here may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial condition, results of operations and cash flows would have been had we been an independent, publicly-traded company during the year ended December 31, 2015.
The selected historical consolidated and combined financial data presented below should be read in conjunction with our audited consolidated financial statements and accompanying notes and “MD&A” included elsewhere in this Annual Report on Form 10-K.
(in millions, except per share amounts)

	As of and for the year ended December 31,
Summary of operations:	2019	2018	2017	2016	2015
Revenues	$1,506.6	$1,593.9	$1,483.2	$1,520.6	$1,731.8
Operating income(1)(2)	115.7	112.0	78.9	0.6	108.7
Other income (expense), net(3)	(0.5)	(5.9)	3.9	(0.2)	8.8
Interest expense, net(4)	(29.7)	(34.3)	(46.2)	(37.6)	(10.0)
Loss on early extinguishment of debt(5)	—	—	—	(38.9)	—
Income (loss) from continuing operations before income taxes	85.5	71.8	36.6	(76.1)	107.5
Income tax benefit (provision)(6)	(28.9)	(61.3)	(2.6)	50.0	(36.1)
Income (loss) from continuing operations	56.6	10.5	34.0	(26.1)	71.4
Income (loss) from discontinued operations, net of tax(7)	(149.7)	34.2	12.8	(354.9)	16.0
Net income (loss)	(93.1)	44.7	46.8	(381.0)	87.4
Less: Net income (loss) attributable to noncontrolling interests	2.0	0.7	0.4	0.8	(0.1)
Net income (loss) attributable to SPX FLOW, Inc.	$(95.1)	$44.0	$46.4	$(381.8)	$87.5
Basic income (loss) per share of common stock:
Income (loss) per share from continuing operations	$1.29	$0.23	$0.79	$(0.67)	$1.70
Income (loss) per share from discontinued operations	(3.53)	0.82	0.32	(8.57)	0.44
Net income (loss) per share attributable to SPX FLOW, Inc.	(2.24)	1.04	1.11	(9.23)	2.14
Diluted income (loss) per share of common stock:
Income (loss) per share from continuing operations	$1.29	$0.22	$0.78	$(0.67)	$1.70
Income (loss) per share from discontinued operations	(3.51)	0.81	0.32	(8.57)	0.44
Net income (loss) per share attributable to SPX FLOW, Inc.	(2.23)	1.03	1.10	(9.23)	2.14
Other financial data:
Total assets	$2,437.4	$2,551.8	$2,689.0	$2,603.2	$3,304.2
Total debt(8)	714.5	765.1	891.4	1,104.4	1,032.6
Other long-term obligations(9)	142.9	139.0	126.2	121.9	160.9
Mezzanine equity(10)	20.3	21.5	22.2	20.1	—
SPX FLOW, Inc. shareholders' equity(10)	862.4	952.8	942.1	740.6	1,259.1
Noncontrolling interests(10)	10.7	10.3	9.7	1.5	11.5
Capital expenditures	28.5	19.2	16.2	40.3	39.6
Depreciation and amortization	38.3	41.7	43.7	44.5	35.9
(1)During 2019 and 2018, we recognized restructuring and other related charges of $9.3 and $7.6, respectively, which included, among other actions, severance and other costs associated with the rationalization of a business primarily associated with the execution of large dry-dairy systems projects in the Food and Beverage segment, initiated during the fourth quarter of 2018 and then subsequently broadened during 2019. As discussed further below, certain intangible and tangible long-lived asset impairment charges were recognized during the fourth quarter of 2018 which also resulted from management’s conclusion to rationalize this business and reduce the Company’s exposure to this market.
During 2017, we recognized restructuring and other related charges totaling $12.9 related to our global realignment program, which included, among other costs, charges associated with (i) the consolidation and relocation of various manufacturing operations primarily within the EMEA region into an existing facility in Poland, (ii) severance and other costs associated with the reorganization and consolidation of certain commercial, operational and administrative functions across both segments and all regions and (iii) severance and other costs associated with the relocation of certain engineering functions to lower-cost countries.
During 2016, we recognized restructuring and other related charges totaling $48.7 related to our global realignment program, which included (i) charges of $16.5 associated with the continued consolidation and relocation of manufacturing facilities in Germany and Denmark to an existing facility in Poland, (ii) various other global restructuring initiatives across our business and corporate support functions, and, to a lesser extent, (iii) a reorganization of the Company's segment management structures.
During 2015, we recognized restructuring and other related charges totaling $23.0 related to the ongoing consolidation and relocation of two manufacturing facilities, located in Germany and Denmark, to an existing facility in Poland.
(2)During 2019, we recorded asset impairment charges of $10.8 incurred in connection with the decision to market certain corporate assets for sale and, to a lesser extent, of $0.4 related to impairments of a right-of-use asset and a tangible long-lived asset in our Industrial reportable segment.
During 2018, we recorded asset impairment charges of $8.3, $4.5 and $1.4 related to the technology assets, tangible long-lived assets and trademarks, respectively, of a business associated with the execution of large dry-dairy systems projects within our Food and Beverage reportable segment and, to a lesser extent, $0.2 related to tangible long-lived assets in our Industrial segment.
During 2017, we recorded asset impairment charges of $3.6 in connection with the sale of certain corporate assets during the year, $0.8 related to certain corporate-based information technology assets, and $0.5 related to a Food and Beverage segment product line which was exited and formerly based primarily in the EMEA region.
During 2016, we recorded asset impairment charges of $21.5 related to the trademarks and $4.2 related to the goodwill of a business associated with the Bran+Luebbe product line, which was formerly in the Power and Energy segment and has been reclassified into the Industrial segment in connection with our reclassification of the Disposal Group into discontinued operations for all periods presented. In addition, we recorded asset impairment charges of $18.2 incurred primarily in connection with the decision to market certain corporate assets for sale and $5.5 related to a certain technology asset of a business within our Food and Beverage reportable segment.
During 2015, we recorded asset impairment charges of $7.1 and $0.6 related to certain technology assets and trademarks, respectively, of certain businesses within our Food and Beverage reportable segment.
See Note 10 to our consolidated financial statements for further discussion of asset impairment charges.
(3)During 2019, 2018, 2017, 2016 and 2015, we recognized expense (benefit) related to changes in the fair value of plan assets, actuarial gains/losses, and settlement/curtailment gains/losses of $5.5, $(2.3), $(2.0), $1.7 and $6.3, respectively, associated with our and our former Parent's pension and postretirement benefit plans. See Note 11 to our consolidated financial statements for further discussion of employee benefit plans sponsored by us and sponsored by our former Parent. During 2017, we also recognized a benefit of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of our foreign defined benefit pension obligations.
(4)During 2015, we recognized interest expense, net, of $2.2 on related party notes receivable and payable in which our former Parent, or its affiliates that were not part of the Spin-Off, were the counterparties.
(5)During 2016, we completed the redemption of all of our 6.875% senior notes due in August 2017 for a total redemption price of $636.4. As a result of the redemption, we recorded a charge of $38.9, which related to premiums paid to redeem the senior notes of $36.4, the write-off of unamortized deferred financing fees of $1.9, and other costs associated with the extinguishment of the senior notes of $0.6.
(6)During 2019, the income tax provision was impacted by income tax charges of (i) $6.9 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses or credits is not expected to be realized, (ii) $3.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (iii) $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities, partially offset by income tax benefits of (1) $1.8 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets and (2) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.
During 2018, the income tax provision was impacted by income tax charges of (i) 22.2 for adjustments to the deemed repatriation tax and related elections and (ii) 9.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2017, the income tax provision was impacted by an an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $10.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2016, the income tax benefit was impacted by a tax benefit of $23.8 resulting from a tax incentive realized in Poland related to the expansion of our manufacturing facility in that country.
During 2015, the income tax provision was impacted by tax charges of $11.7 related to dividends from foreign subsidiaries, partially offset by tax benefits of (i) $5.7 related to net changes in uncertain tax positions, (ii) $2.8 related to tax rate decreases in Italy and the U.K. and (iii) $2.0 related to foreign exchange losses recognized for income tax purposes with respect to a foreign branch.
(7)During 2019, we recorded pre-tax charges related to discontinued operations including: (i) a loss on disposal of $201.0 to reduce the carrying value of the Disposal Group to our estimate of its fair value (the net proceeds expected to be realized at closing of the sale of the Disposal Group, expected to occur in the first half of 2020), less estimated costs to sell and, to a lesser extent, (ii) a charge of $17.0 related to the settlement and payment of a demand from a customer related to a project of the Disposal Group, and (iii) a charge of $5.0 related to recognition of an unfavorable purchase commitment entered into with the buyer of the Disposal Group.
During 2016, we recorded asset impairment charges of $248.6, $115.9, $15.6 and $30.9 related to goodwill, customer relationships, trademarks and certain technology assets, respectively, of certain businesses within the Disposal Group.
During 2015, we recorded an asset impairment charge of $15.0 related to the trademarks of certain businesses within the Disposal Group.

(8)During 2018 and 2017, we made voluntary principal prepayments in the amounts of $110.0 and $100.0, respectively, under our former term loan facility.
Included in total debt as of December 31, 2019, 2018, 2017, 2016 and 2015 are deferred financing fees of $6.8, $8.0, $10.2, $12.8 and $5.2, respectively, incurred in connection with our senior notes and term loans.
(9)Other long-term obligations exclude “Liabilities of discontinued operations – long-term” as of December 31, 2018, 2017, 2016 and 2015.
(10)Mezzanine equity as of December 31, 2019, 2018, 2017 and 2016 represents the current exercise value of certain put options that independent noncontrolling shareholders in certain foreign subsidiaries of the Company have under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX Flow, Inc.) upon the satisfaction of certain conditions, including the passage of time. Of the $20.3 of current exercise value of the put options outstanding as of December 31, 2019, options with a value of $11.2 became exercisable during 2018. The mezzanine balance at December 31, 2019 reflects a reclassification to the paid-in-capital balance of $0.7 during 2019 and a decrease during 2019 from foreign currency translation of $0.5. The mezzanine balance at December 31, 2018 reflects a reclassification from the paid-in-capital balance of $0.7 during 2018, partially offset by a decrease during 2018 from foreign currency translation of $1.4. The mezzanine balance at December 31, 2017 reflects a reclassification from the paid-in-capital and to the noncontrolling interests balances of $7.8 and $(8.2), respectively, during 2017, as well as an increase during 2017 from foreign currency translation of $2.5. The mezzanine equity balance at December 31, 2016 reflects a reclassification from the noncontrolling interests and accumulated other comprehensive loss balances of $6.9 and $13.2, respectively, during 2016.

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
Our audited consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report on Form 10-K, however, may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
Prior to 2019, we aggregated our operating segments into three reportable segments. In connection with the expected closing of the sale of the substantial portion of our former Power and Energy reportable segment and its reclassification as a discontinued operation in 2019, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operations and organizational structure of that remaining business (primarily the Bran+Luebbe product line) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including that product line) are regularly reviewed by the Company’s chief operating decision maker. The results of that remaining business have been reclassified into the Industrial reportable segment in all periods presented. See Note 4 to our accompanying consolidated financial statements for further information regarding discontinued operations.
Unless otherwise indicated, amounts reported in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations only.
EXECUTIVE OVERVIEW
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments. In 2019, SPX FLOW had approximately $1.5 billion in annual revenues with operations in more than 30 countries and sales in more than 140 countries, with approximately 40%, 33%, and 27% from sales into the Americas, EMEA, and Asia Pacific regions, respectively.
Summary of Results from Continuing Operations
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues
•In 2019, decreased 5.5% to $1,506.6, as a result of a decrease in organic revenue and a strengthening of the U.S. dollar against various foreign currencies. The decrease in organic revenue was due primarily to (i) a decline in revenue from large dry-dairy systems projects in the Food and Beverage segment, consistent with the Company’s strategy to methodically reduce its exposure to that market and (ii) a lower level of capital project revenue in our Industrial segment and, reflective of a broad, global slowdown in the demand for industrial products, reductions in shipments of dehydration equipment and industrial pumps. Partially offsetting these declines were organic growth in process component shipments and aftermarket sales in the Food and Beverage segment as well as an increase in shipments of mixers in the Industrial segment.
•In 2018, increased 7.5% to $1,593.9, primarily as a result of an increase in aftermarket revenues across both of our segments as well as shipments of mixers, dehydration equipment, pumps and hydraulic tools in our Industrial segment. Of the 7.5% increase in revenues, 0.8% was attributable to the application of a new revenue recognition standard in 2018.
Income before Income Taxes
•In 2019, increased from $71.8 to $85.5. Among other items, the improvement in pre-tax income was due to (i) an increase in segment profitability, (ii) investment-related gains related to an increase in the net asset value of an investment in an equity security, (iii) reduced foreign currency exchange losses, and (iv) reduced interest expense due primarily to voluntary principal prepayments on our former term loan facility of $110.0 during 2018. Such improvements in pre-tax income were partially offset by an increase in professional fees related to the development of the Company’s enterprise strategy and long-term growth plans and non-service-related pension and postretirement costs resulting from mark-to-market adjustments recognized in the fourth quarter.
•In 2018, increased from $36.6 to $71.8. Among other items, the improvement in pre-tax income was due to an increase in segment profitability and reduced interest expense due primarily to voluntary principal prepayments on our former term loan facility of $100.0 in the fourth quarter of 2017 and $110.0 during 2018.
Cash Flows from Operations
•In 2019, increased to $130.1 (from $28.0 in 2018), primarily as a result of (i) a reduced investment in inventories and other components of working capital, reflective of lower order intake in 2019, compared to 2018, and lower backlog levels as of December 31, 2019, compared to December 31, 2018 and (ii) reduced payments for incentive compensation.
•In 2018, decreased to $28.0 (from $115.0 in 2017), primarily as a result of (i) increases in working capital driven by the timing of project execution and associated milestone payments and (ii) increased payments for incentive compensation, partially offset by (iii) increased cash flows generated by the improved operating results of our segments during the period and (iv) reduced spending on restructuring actions.
RESULTS OF CONTINUING OPERATIONS
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of (i) foreign currency fluctuations, and (ii) in comparing the years ended December 31, 2018 and December 31, 2017, the impact of a new revenue recognition standard which we adopted on a modified retrospective basis effective January 1, 2018. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations under a consistent basis of revenue recognition methodology and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

Years Ended December 31, 2019, 2018 and 2017
The following table provides selected financial information for the years ended December 31, 2019, 2018 and 2017, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018%	2018 vs. 2017%
Revenues	$1,506.6	$1,593.9	$1,483.2	(5.5)	7.5
Gross profit	520.4	513.2	487.5	1.4	5.3
% of revenues	34.5%	32.2%	32.9%
Selling, general and administrative	372.8	366.0	377.0	1.9	(2.9)
% of revenues	24.7%	23.0%	25.4%
Intangible amortization	11.4	13.2	13.8	(13.6)	(4.3)
Asset impairment charges	11.2	14.4	4.9	(22.2)	193.9
Restructuring and other related charges	9.3	7.6	12.9	22.4	(41.1)
Other income (expense), net	(0.5)	(5.9)	3.9	(91.5)	*
Interest expense, net	(29.7)	(34.3)	(46.2)	(13.4)	(25.8)
Income from continuing operations before income taxes	85.5	71.8	36.6	19.1	96.2
Income tax provision	(28.9)	(61.3)	(2.6)	(52.9)	*
Income from continuing operations	56.6	10.5	34.0	*	(69.1)
Income (loss) from discontinued operations, net of tax	(149.7)	34.2	12.8	*	167.2
Net income (loss)	(93.1)	44.7	46.8	*	(4.5)
Less: Net income attributable to noncontrolling interests	2.0	0.7	0.4	185.7	75.0
Net income (loss) attributable to SPX FLOW, Inc.	$(95.1)	$44.0	$46.4	*	(5.2)
Components of consolidated revenue growth (decline):
Organic growth (decline)				(2.8)	6.0
Foreign currency				(2.7)	0.7
Impact of new revenue recognition standard				—	0.8
Net revenue growth (decline)				(5.5)	7.5
* Not meaningful for comparison purposes.
Revenues - For 2019, the decrease in revenues, compared to 2018, was due to an organic decline and a strengthening of the U.S. dollar against various foreign currencies during the period. The decrease in organic revenue was due primarily to (i) a decline in revenue from large dry-dairy systems projects in the Food and Beverage segment, consistent with the Company's strategy to methodically reduce its exposure to that market and (ii) a lower level of capital project revenue in our Industrial segment and, reflective of a broad, global slowdown in the demand for industrial products, reductions in shipments of dehydration equipment and industrial pumps which experienced such declines primarily in the fourth quarter of 2019 relative to the comparable period of 2018. Partially offsetting these declines were organic growth in process component shipments and aftermarket sales in the Food and Beverage segment as well as an increase in shipments of mixers in the Industrial segment.
For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in (i) organic growth and, to a lesser extent, (ii) the impact of our application of a new revenue recognition standard in 2018, and (iii) a weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue was due primarily to an increase in aftermarket revenues across both of our segments, as well as shipments of mixers, dehydration equipment, pumps and hydraulic tools in our Industrial segment.
See “Results of Reportable Segments” for additional details.
Gross Profit - The increase in gross profit and margin for 2019, compared to 2018, was attributable primarily to a higher margin mix of revenue as well as net pricing benefits, improved operational execution, savings from cost reduction initiatives and costs associated with the repair of a large mixer incurred in our Industrial segment in the 2018 period that did not recur in the current period.
The increase in gross profit for 2018, compared to 2017, was attributable primarily to the revenue increase noted above, as well as incremental savings from restructuring actions in connection with the Company’s global realignment program, concluded in the fourth quarter of 2017, and other cost reduction initiatives. The effects of these items on margin for 2018, compared to 2017, were more than offset by increased operating costs as well as the costs associated with the repair of a larger mixer, which was damaged while in operation at a customer site, in our Industrial segment.

See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For 2019, the increase in SG&A expense, compared to 2018, was due primarily to (i) an increase in professional fees related to the further development of the Company's enterprise strategy and long-term growth plans, partially offset by (i) savings from cost reduction initiatives within the Food and Beverage segment and (ii) the effects of a strengthening of the U.S. dollar during the period against various currencies.
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
Intangible Amortization - For 2019, the decrease in intangible amortization, compared to 2018, was due primarily to (i) a reduction in intangible assets subject to amortization that resulted from the impairment of certain such assets of a business associated with the execution of large dry-dairy systems projects within our Food and Beverage reportable segment during the fourth quarter of 2018 and (ii) a strengthening of the U.S. dollar during the periods against various foreign currencies.
For 2018, the decrease in intangible amortization, compared to 2017, was due primarily to certain intangible assets having become fully amortized during the first quarter of 2017.
Asset Impairment Charges - During 2019, we recorded an asset impairment charge of $10.8 that resulted from management’s decision to market a corporate asset for sale. To a lesser extent, we recorded charges in our Industrial reportable segment of $0.2 related to the impairment of a right-of-use lease asset, resulting from the decision to close a sales and service facility, and of $0.2 related to the impairment of a tangible long-lived asset.
During 2018, we recorded an impairment charge of $9.7 related to certain intangible assets of a business associated with the execution of large dry-dairy systems projects within our Food and Beverage reportable segment in conjunction with our annual intangible asset impairment test and, concurrently during the fourth quarter of 2018, with management’s decision to rationalize this business and reduce the Company’s exposure to this market. In addition, we recorded tangible long-lived asset impairment charges of (i) $4.5 associated with the rationalization of the business and (ii) $0.2 related to certain assets of the Industrial segment.
During 2017, we recorded tangible long-lived asset impairment charges of $3.6 in connection with the sale of certain corporate assets during the year, $0.8 related to certain corporate-based information technology assets, and $0.5 related to a Food and Beverage segment product line which was exited and formerly based primarily in the EMEA region.
See Note 10 to our consolidated financial statements for further discussion of asset impairment charges.
Restructuring and Other Related Charges - Restructuring and other related charges for 2019 and 2018 included severance and other costs associated with the rationalization of a business primarily associated with the execution of large dry-dairy systems projects in the Food and Beverage segment, initiated during the fourth quarter of 2018 and then subsequently broadened during 2019, in order to reduce the Company’s exposure to this market.
Restructuring and other related charges for 2019 also included severance and other costs associated primarily with (i) the closure of a Food and Beverage segment facility in South America, (ii) the closure of an Industrial segment manufacturing facility in the U.S. and consolidation and relocation of that facility into an existing manufacturing facility in the U.S., (iii) certain Industrial segment operations personnel in the EMEA region, and (iv) the closure of an Industrial segment sales office and service center in North America.
Restructuring and other related charges for 2018 also included costs associated primarily with other employee terminations and, to a lesser extent, facility consolidation, across both segments.
Restructuring and other related charges for 2017 related to our global realignment program including restructuring initiatives to consolidate manufacturing, distribution, sales and administrative facilities, reduce workforce, and rationalize certain product lines.

See Note 8 to our consolidated financial statements for the details of restructuring actions taken in 2019, 2018 and 2017. The components of restructuring and other related charges were as follows:

	Year ended December 31,
	2019	2018	2017
Employee termination costs	$9.3	$6.6	$10.0
Facility consolidation costs	—	1.0	2.9
Total	$9.3	$7.6	$12.9
Other Income (Expense), net - Other expense, net, for 2019 was composed of non-service-related pension and postretirement costs of $5.7 and foreign currency (“FX”) losses of $3.1, partially offset by investment-related gains of $7.8, net gains on asset sales of $0.3 and other items of $0.2. Of the $3.1 of FX losses, $1.9 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during 2019 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company. The investment-related gains related to an increase in the net asset value of our investment in an equity security.
Other expense, net, for 2018 was composed of FX losses of $7.4 and net losses on asset sales and other of $0.3, partially offset by non-service-related pension and postretirement benefits of $1.2 and gains of $0.6 related to the remeasurement of indemnification receivables from and obligations to third parties related to certain of the Company’s domestic and foreign defined benefit pension and postretirement obligations. Of the $7.4 of FX losses, $5.8 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during 2018 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company.
Other income, net, for 2017 was composed of gains of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of the Company's foreign defined benefit pension obligations, net gains on asset sales and other of $2.9, non-service-related pension and postretirement benefits of $0.9 and other items of $0.3, partially offset by FX losses of $2.3 and investment-related losses of $1.4. The investment-related losses represented unrealized losses on our investment in a former equity security.
Interest Expense, net - Interest expense, net, is comprised primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our former trade receivables financing arrangement, finance lease obligations (capital lease obligations in 2018 and 2017) and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
Interest expense, net, included interest expense of $36.6, $41.2 and $50.7, and interest income of $6.9, $6.9 and $4.5, during 2019, 2018 and 2017, respectively. The decrease in interest expense in 2019, compared to 2018, was due primarily to a lower level of average outstanding borrowings under our term loan facilities, partially offset by a $1.0 charge related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility during 2019, related to the amendment and restatement of our senior credit facilities in June 2019. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $110.0 during 2018. The decrease in interest expense in 2018, compared to 2017, was due primarily to a lower level of average outstanding borrowings under our former term loan facility. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $110.0 during 2018, as noted previously, and $100.0 during the fourth quarter of 2017.
See Note 13 to our consolidated financial statements for additional details on our third-party debt, including further discussion of the amendment and restatement of our senior credit facilities during the second quarter of 2019 and Note 4 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Provision - During 2019, we recorded an income tax provision of $28.9 on $85.5 of income before income taxes, resulting in an effective tax rate of 33.8%. The effective tax rate for 2019 was impacted by income tax charges of (i) $6.9 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses or credits is not expected to be realized, (ii) $3.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (iii) $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities, partially offset by income tax benefits of (1) $1.8 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets and (2) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.
During 2018, we recorded an income tax provision of $61.3 on $71.8 of income before income taxes, resulting in an effective tax rate of 85.4%. The effective tax rate for 2018 was impacted by income tax charges of (i) $22.2 for adjustments to the deemed repatriation tax and related elections and (ii) $9.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2017, we recorded an income tax provision of $2.6 on $36.6 of income before income taxes, resulting in an effective tax rate of 7.1%. The effective tax rate for 2017 was impacted by an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $10.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
Income (Loss) from Discontinued Operations, Net of Tax – See “Results of Discontinued Operations” below for additional details.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our consolidated financial statements and related notes.
Non-GAAP Measures - Throughout the following discussion of reportable segments, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our reportable segments. Organic revenue growth (decline) is a non-GAAP financial measure and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations-Non-GAAP Measures.”
Food and Beverage

	Year ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Backlog	$275.3	$317.2	$371.7	(13.2)	(14.7)
Orders	669.0	703.0	772.7	(4.8)	(9.0)

Revenues	$702.9	$743.9	$715.9	(5.5)	3.9
Income	90.5	87.7	74.9	3.2	17.1
% of revenues	12.9%	11.8%	10.5%
Components of revenue growth (decline):
Organic growth (decline)				(2.7)	1.6
Foreign currency				(2.8)	0.9
Impact of new revenue recognition standard				—	1.4
Net revenue growth (decline)				(5.5)	3.9
Revenues - For 2019, the decrease in revenues, compared to 2018, was due to a strengthening of the U.S. dollar during the period against various foreign currencies and a decrease in organic revenue. The decrease in organic revenue was due primarily to a lower level of revenue from large dry-dairy systems, consistent with the Company’s strategy to methodically reduce its exposure to that market, partially offset by organic growth in process component shipments and aftermarket sales.
For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in organic revenue, an increase in revenue recognized as a result of our application of a new revenue recognition standard in 2018, and a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due primarily to higher volumes of aftermarket and components sales, which were partially offset by a lower volume of systems revenues.
Income - For 2019, the increase in income and margin, compared to 2018, was primarily due to a higher margin mix of revenue (from a lower level of revenue from large dry-dairy systems, as noted above) and improved execution on the delivery of process systems to customers, savings from cost reduction initiatives and realization of net pricing benefits, partially offset by charges recognized during the second quarter of 2019 associated with rationalization of the reportable segment’s geographical presence in South America and related closure of a facility in that region.
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

Backlog - The segment had backlog of $275.3 and $317.2 as of December 31, 2019 and 2018, respectively. Of the $41.9 year-over-year decline in backlog, $38.3 was attributable to organic decline and $3.6 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due primarily to a lower level of backlog of large dry-dairy systems, consistent with the Company’s strategy to methodically reduce its exposure to this market, as noted above and, to a lesser extent, a decline in backlog of components. Approximately 86% of the segment's backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.
Industrial

	Year ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Backlog	$243.9	$260.3	$266.7	(6.3)	(2.4)
Orders	790.5	862.3	840.0	(8.3)	2.7

Revenues	$803.7	$850.0	$767.3	(5.4)	10.8
Income	110.5	103.5	89.0	6.8	16.3
% of revenues	13.7%	12.2%	11.6%
Components of revenue growth (decline):
Organic growth (decline)				(2.8)	10.0
Foreign currency				(2.6)	0.4
Impact of new revenue recognition standard				—	0.4
Net revenue growth (decline)				(5.4)	10.8
Revenues - For 2019, the decrease in revenues, compared to 2018, was due to a decrease in organic revenue and a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a lower level of capital project revenue and, reflective of a broad, global slowdown in the demand for industrial products, due to reductions in shipments of dehydration equipment and industrial pumps which experienced such declines primarily in the fourth quarter of 2019 relative to the comparable period of 2018. Such declines were partially offset by increased shipments of mixers.
For 2018, the increase in revenues, compared to 2017, was due primarily to an increase in organic revenue and, to a lesser extent, the impact of our application of a new revenue recognition standard in 2018 and a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was across a variety of Industrial segment product lines, including primarily an increased volume of shipments of mixers, dehydration equipment, pumps and hydraulic tools.
Income - For 2019, income and margin increased, compared to 2018, primarily due to the effects of (i) a higher margin mix of revenue (from increased shipments of mixers and lower levels of capital project revenue), (ii) improved operational execution in our factories, and (iii) costs associated with the repair of a large mixer incurred in 2018 that did not recur in 2019.
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
Backlog - The segment had backlog of $243.9 and $260.3 as of December 31, 2019 and 2018, respectively. Of the $16.4 year-over-year decline in backlog, $15.0 was attributable to organic decline and $1.4 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was primarily reflective of a broad, global slowdown in the demand for industrial products throughout the second half of 2019, and included declines primarily in the backlog of dehydration equipment and industrial pumps, which were partially offset by an increase in the backlog of mixers. Approximately 93% of the segment's backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.

CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Year ended December 31,			2019 vs. 2018%	2018 vs. 2017%
	2019	2018	2017
Total consolidated revenues	$1,506.6	$1,593.9	$1,483.2	(5.5)	7.5
Corporate expense	63.9	55.5	66.0	15.1	(15.9)
% of revenues	4.2%	3.5%	4.4%
Pension and postretirement service costs	0.9	1.7	1.2	(47.1)	41.7
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense during 2019, compared to 2018, was due primarily to an increase in professional fees associated with the further development of the Company's enterprise strategy and long-term growth plans, partially offset by a decrease in the number of executive employees whose stock-based compensation awards became fully vested and were fully recognized as compensation expense based on early retirement provisions during the first quarter of 2019 compared to the first quarter of 2018.
The decrease in corporate expense during 2018, compared to 2017, was due primarily to (i) a decrease in variable incentive compensation, and, to a lesser extent, (ii) savings from restructuring actions undertaken in connection with our global restructuring program during 2017.
See Note 15 to our consolidated financial statements for further details regarding our stock-based compensation awards.
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
During 2019, pension and postretirement service costs decreased, compared to 2018, partially due to the effect on such costs of an accelerated vesting of a year of service credit related to the resignation of a former participant in our domestic pension plan during the fourth quarter of 2018.
During 2018, pension and postretirement service costs increased, compared to 2017, primarily due to the effect on such costs of an accelerated vesting of a year of service credit related to the resignation of a former participant in our domestic pension plan, as noted above, during the fourth quarter of 2018.
See Note 11 to our consolidated financial statements for further details on our pension and postretirement plans.
RESULTS OF DISCONTINUED OPERATIONS
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.

The following table provides selected financial information of our discontinued operations for the years ended December 31, 2019, 2018 and 2017, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Year ended December 31,
	2019	2018	2017	2019 vs. 2018%	2018 vs. 2017%
Backlog	$382.6	$375.4	$359.7	1.9	4.4
Orders	496.7	519.8	503.4	(4.4)	3.3

Revenues	$489.7	$496.2	$468.3	(1.3)	6.0
Operating income (loss)	(171.6)	56.4	40.2	*	40.3
% of revenues	(35.0)%	11.4%	8.6%
Other income (expense), net	(1.6)	0.4	(2.6)	*	(115.4)
Interest expense, net	(11.8)	(12.8)	(16.3)	(7.8)	(21.5)
Income tax benefit (provision)	35.3	(9.8)	(8.5)	*	15.3
Income (loss) from discontinued operations, net of tax	(149.7)	34.2	12.8	*	167.2
Components of consolidated revenue growth (decline):
Organic growth				0.7	1.9
Foreign currency				(2.0)	0.8
Impact of new revenue recognition standard				—	3.3
Net revenue growth (decline)				(1.3)	6.0
*Not meaningful for comparison purposes
Revenues of Discontinued Operations - For 2019, the decrease in revenues, compared to 2018, was due primarily to a strengthening of the U.S. dollar against various foreign currencies during the period, partially offset by modest organic growth. The increase in organic revenue reflects increased shipments of values in the North American midstream oil market, partially offset by declines in shipments of pumps and related aftermarket revenues.
For 2018, the increase in revenues, compared to 2017, was due primarily to increases in (i) the impact of our application of a new revenue recognition standard in 2018, (ii) organic growth and (iii) a weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue reflects increased aftermarket sales and, to a lesser extent, shipments of pumps into North American midstream pipeline oil applications.
Operating Income (Loss) of Discontinued Operations - For 2019, the decrease in income and margin, compared to 2018, was primarily due to the recognition of a loss on discontinued operations of $201.0 to reduce the carrying value of the discontinued operations business to our estimate of fair value (the net proceeds expected to be realized at closing), less estimated costs to sell. This loss was attributable primarily to our observation of challenging credit markets associated with transactions for businesses similar to our former Power and Energy segment, and the market for cyclical assets in the oil, gas and power industries, during the fourth quarter of 2019. In addition, income and margin declined, compared to 2018, due to (i) a $17.0 pre-tax charge related to the settlement of a customer claim (see Note 16 to our consolidated financial statements for further information regarding this settlement and the customer’s demand and, to a lesser extent, (ii) a $5.0 pre-tax charge related to a procurement agreement to be entered into with the buyer of the discontinued operations business at closing, and (iii) costs incurred in 2019 to sell the discontinued operations business. An improvement in operational execution and cost absorption in various manufacturing facilities partially offset these pre-tax losses and charges.
For 2018, the increase in income and margin, compared to 2017, was primarily due to the revenue growth noted above and savings from restructuring actions and other cost reduction initiatives. The favorable effect of these items was partially offset by the effects of increased costs on oil and gas related projects, noted primarily during the second half of 2018, compared to the respective 2017 period.
Other Income (Expense), net, of Discontinued Operations - Other expense, net, for 2019 was composed of FX losses of $1.5 and non-service-related pension and postretirement costs of $0.1.
Other income, net, for 2018 was composed of FX gains of $0.3 and non-service-related pension and postretirement benefits of $0.1.
Other expense, net, for 2017 was composed of FX losses.

Interest Expense, net, of Discontinued Operations - In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $11.7, $13.1 and $16.3 for 2019, 2018 and 2017, respectively. See Note 4 to the accompanying consolidated financial statements for further information about the allocation of such interest expense to discontinued operations.
Income Tax Benefit (Provision) of Discontinued Operations - During 2019, we recorded an income tax benefit of $35.3 on $185.0 of losses before income taxes, resulting in an effective tax rate of 19.1%. The effective tax rate for 2019 was impacted by (i) a benefit of $30.2 resulting from basis differences that will be realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the $201.0 pre-tax loss to reduce the carrying value of the discontinued operations business to our estimate of fair value, less estimated costs to sell, and $5.0 pre-tax charge related to a procurement agreement to be entered into at the closing of the sale of the discontinued operations will not result in a tax benefit, such that only $9.7 of tax benefit was recognized on those pre-tax charges.
During 2018, we recorded an income tax provision of $9.8 on $44.0 of income before income taxes, resulting in an effective tax rate of 22.3%.
During 2017, we recorded an income tax provision of $8.5 on $21.3 of income before income taxes, resulting in an effective tax rate of 39.9%. The effective tax rate for 2017 was impacted by an expense of $0.8 resulting from losses occurring in certain jurisdictions for which the tax benefit of those losses is not expected to be recognized.
Backlog of Discontinued Operations - The segment had backlog of $382.6 and $375.4 as of December 31, 2019 and 2018, respectively. Of the $7.2 year-over-year growth in backlog, $3.7 was attributable to organic growth and $3.5 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. Approximately 83% of the discontinued operations business backlog as of December 31, 2019 is expected to be recognized as revenue during 2020.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the years ended December 31, 2019, 2018 and 2017.
Cash Flow

	Year ended December 31,
	2019	2018	2017
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$130.1	$28.0	$115.0
Cash flows from (used in) investing activities	(23.5)	(19.2)	21.2
Cash flows used in financing activities	(55.2)	(135.8)	(218.4)
Cash flows from discontinued operations	35.1	70.8	86.6
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	2.6	5.6	44.4
Net change in cash, cash equivalents and restricted cash	$89.1	$(50.6)	$48.8
Years Ended December 31, 2019 and 2018
Operating Activities—During 2019, the increase in cash flows from operating activities, compared to 2018, was primarily attributable to (i) a reduced investment in inventories and other components of working capital, reflective of lower order intake in 2019, compared to 2018, and lower backlog levels as of December 31, 2019, compared to December 31, 2018 and (ii) reduced payments for incentive compensation.
Investing Activities—During 2019, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology, as well as certain corporate assets, partially offset by proceeds from the sale of a corporate asset during the fourth quarter of 2019. During 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities—During 2019, cash flows used in financing activities related primarily to (i) net repayments under our former senior credit facilities of $140.0, including the extinguishment of those former facilities in June 2019, (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.4, (iii) net repayments under other financing arrangements of $5.3 and (iv) financing fees paid in connection with entering into our amended and restated senior credit facilities of $3.3, partially offset by net borrowings under our amended and restated senior credit facilities of $100.0. During 2018, cash flows used in financing activities related primarily to net repayments under our former term loan facility of $130.0, including voluntary prepayments of $110.0.
Discontinued Operations—During 2019, the decrease in cash flows from discontinued operations, compared to 2018, was primarily attributable to a decrease in cash flows from operating activities of $34.4, due primarily to changes in working capital driven by the timing of project execution and associated milestone payments as well as the payment, during the fourth quarter of 2019, of $17.0 in connection with a settlement agreement related to a payment demand made by a customer (see Note 16 to our consolidated financial statements for further information regarding the payment demand and related settlement).
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates—The increases in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $2.6 and $5.6 during 2019 and 2018, respectively, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash due to the modest weakening of the U.S. dollar against certain foreign currencies during the period, partially offset by the strengthening of the U.S. dollar against the Angolan Kwanza.
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
Investing Activities—During 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. During 2017, cash flows from investing activities were comprised of proceeds from asset sales and other of $37.4, partially offset by capital expenditures of $16.2, associated generally with the upgrades of manufacturing facilities and information technology. Proceeds from asset sales and other of $37.4 in 2017 related primarily to the sale of certain corporate assets, certain facilities in the EMEA and Asia Pacific regions, and our former investment in an equity security.
Financing Activities —During 2018, cash flows used in financing activities related primarily to repayments under our former term loan facility of $130.0, including voluntary prepayments of $110.0. During 2017, cash flows used in financing activities related primarily to net repayments of our senior credit facilities of $188.0 and of our former trade receivables financing arrangement of $21.2.
Discontinued Operations—During 2018, the decrease in cash flows from discontinued operations, compared to 2017, was primarily attributable to a decrease in cash flows from operating activities of $12.4, due primarily to changes in working capital driven by the timing of project execution and associated milestone payments.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates—The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $5.6 during 2018, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash due to the modest weakening of the U.S. dollar against certain other foreign currencies during the period, partially offset by the strengthening of the U.S. dollar against the Angolan Kwanza. The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $44.4 during 2017, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of the weakening of the U.S. dollar against the Euro, British Pound and various other foreign currencies during the period.

Borrowings and Availability
Borrowings —Debt at December 31, 2019 and 2018 was comprised of the following:

	December 31,
	2019	2018
Term loan, due in June 2022	$100.0	$—
Former term loan(1)	—	140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	21.3	33.1
Less: deferred financing fees(3)	(6.8)	(8.0)
Total debt	714.5	765.1
Less: short-term debt	20.7	26.0
Less: current maturities of long-term debt	0.1	20.8
Total long-term debt	$693.7	$718.3
(1)This formerly outstanding term loan was fully repaid during the second quarter of 2019. See further discussion under “Senior Credit Facilities.”
(2)Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $0.6 and $7.2 and balances under a purchase card program of $20.4 and $23.0 as of December 31, 2019 and 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Note 3 and Note 7 to our accompanying consolidated financial statements for further discussion regarding our adoption of a new lease accounting standard during the first quarter of 2019 and the impact of such adoption on our capital lease obligations.
(3)Deferred financing fees were comprised of fees related to the term loans and senior notes. As described further below under “Senior Credit Facilities,” we amended and restated our senior credit facilities in June 2019. In connection with this amendment, we recognized $1.0 of expense, classified as a component of “Interest expense, net” in our accompanying consolidated statement of operations during the year ended December 31, 2019, related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility.
Senior Credit Facilities
On June 27, 2019, we amended and restated our senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate initial principal amount of $750.0, consisting of the following:
•A term loan facility in an aggregate initial principal amount of $100.0, with a final maturity of June 27, 2022;
•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0, with a final maturity of June 27, 2024;
•A global revolving credit facility, available for loans in Euros, British Pound and other currencies, in an aggregate principal amount up to the equivalent of $300.0, with a final maturity of June 27, 2024; and
•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, British Pound and other currencies, in an aggregate principal amount up to the equivalent of $150.0, with a final maturity of June 27, 2024.
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
At December 31, 2019, we were in compliance with these covenants.
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
Availability
At December 31, 2019, we had $494.9 of borrowing capacity under our revolving credit facilities after giving effect to $5.1 reserved for outstanding letters of credit. In addition, at December 31, 2019, we had $69.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.4 reserved for outstanding bank guarantees. In addition, we had $9.6 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
Refer to Note 13 to our consolidated financial statements for further information on our borrowings as of December 31, 2019.
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
As of December 31, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 14 to our consolidated financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $83.3 and $65.3 outstanding as of December 31, 2019 and 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.9 and $3.1 at December 31, 2019 and 2018, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.2 and $0.3, net of taxes, recorded in “Accumulated Other Comprehensive Loss” related to FX forward contracts as of December 31, 2019 and 2018, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $3.1, $7.4, and $2.3 for the years ended December 31, 2019, 2018 and 2017, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.3 (asset) and $0.5 (asset) at December 31, 2019 and 2018, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.

The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at December 31, 2019 for similar debt, was $749.2, compared to our carrying value of $720.7.
As of December 31, 2018, the fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2018 for similar debt, was $728.8, compared to our carrying value of $765.9.
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
We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. Except as is provided for in our accompanying consolidated balance sheets through an allowance for uncollectible accounts for certain accounts receivable, we anticipate that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.
Concentrations of credit risk arising from trade accounts receivable and contract assets are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for the fiscal years ended December 31, 2019, 2018 and 2017.
Cash and Other Commitments
We use operating leases to finance certain properties, equipment and vehicles. At December 31, 2019, we had $55.8 of operating lease liabilities recognized on our consolidated balance sheet related to leases with initial non-cancelable terms in excess of one year. See Note 7 to our accompanying consolidated financial statements for further information regarding our operating leases.
Capital expenditures for 2019 totaled $28.5, compared to $19.2 and $16.2 in 2018 and 2017, respectively. Capital expenditures in 2019 related primarily to upgrades of manufacturing facilities and information technology, as well as certain corporate assets. We expect 2020 capital expenditures to approximate $40, with a significant portion related to additional upgrades of manufacturing facilities and information technology, as well as for manufacturing equipment to support productivity initiatives. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.
In 2019, we made contributions and direct benefit payments of $9.0 to our defined benefit pension and postretirement plans. We expect to make $2.6 of minimum required funding contributions and direct benefit payments in 2020. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, from both continuing and discontinued operations, we paid $33.6, $23.8 and $12.2 in income taxes in 2019, 2018 and 2017, respectively. The amount of income taxes we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 12 to our consolidated financial statements for further disclosure of earnings held by foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2019, except as discussed in Note 16 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments.

We periodically review each of our businesses in order to determine their long-term strategic fit. These reviews could result in selected acquisitions to expand an existing business or result in the disposition of an existing business. See “Risk Factors,” “Results of Reportable Segments” included in this “MD&A,” and “Business” for an understanding of the risks, uncertainties and trends facing our businesses.
As discussed in Note 4 to our accompanying consolidated financial statements, we entered into an agreement during the fourth quarter of 2019 to sell the businesses which comprise our discontinued operations, and we expect the sale to close in the first half of 2020. Upon closing of the sale, we expect to receive a significant amount of net cash proceeds. The gross purchase price of the sale is $475.0, subject to (i) reductions based upon the level of certain deductions of the discontinued operations at the closing date (as defined in the sale agreement), and (ii) certain adjustments based upon the level of net working capital, cash and debt of the discontinued operations at the closing date. The deductions include, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the discontinued operations, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the sale agreement, but in all cases expiring at the closing date. The amount of net cash proceeds is subject to change, based on these and other factors.
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2019:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$20.7	$20.7	$—	$—	$—
Long-term debt obligations (excluding deferred financing fees)	700.6	0.1	100.3	300.2	300.0
Pension and postretirement benefit plan contributions and payments(1)	69.7	3.1	6.4	6.0	54.2
Purchase and other contractual obligations(2)	121.5	116.6	4.9	—	—
Future minimum operating lease payments(3)	63.7	16.5	20.8	15.9	10.5
Interest payments	204.1	37.7	73.6	63.4	29.4
Total contractual cash obligations(4)	$1,180.3	$194.7	$206.0	$385.5	$394.1
(1) Estimated minimum required pension contributions and pension and postretirement benefit payments are based on actuarial estimates using current assumptions for, among other things, discount rates, expected long-term rates of return on plan assets (where applicable), rates of compensation increases, and health care cost trend rates. See Note 11 to our consolidated financial statements for additional information on expected future contributions and benefit payments.
(2) Represents contractual commitments to purchase goods and services at specified dates.
(3) Represents rental payments under operating leases with initial non-cancelable terms in excess of one year.
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
We believe that our cash flows, together with cash and equivalents on hand, and availability under revolving credit facilities, provide us with the ability to fund our operations and make planned capital expenditure payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet any future debt service obligations, we would need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy any such debt service or other requirements.
Critical Accounting Policies and Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are listed below. This section should be read in conjunction with Note 1 and Note 2 to our consolidated financial statements, which include a detailed discussion of these and other accounting policies.

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
Certain of our businesses recognize revenues and profits from long-term construction/installation contracts over time (2019 and 2018) or, under previous revenue recognition guidance, under the percentage-of-completion method of accounting (2017). Such methods require estimates of future revenues and costs over the full term of product delivery. We measure our performance, or percentage-of-completion, principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. Under such methods, we recognized revenues of $343.7, $403.3 and $234.8 during the years ended December 31, 2019, 2018 and 2017, respectively.
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
Our estimation process for determining revenues and costs for contracts accounted for over time (2019 and 2018) or, under previous revenue recognition guidance, under the percentage-of-completion method (2017), is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below) that impact the revenues and costs of the relevant contracts. Each such contract is unique, but typically similar enough to other contracts that we can effectively leverage our experience. As these contracts generally range from six to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed by the applicable revenue recognition guidance.
We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to contracts accounted for over time (2019 and 2018) or under the percentage-of-completion method (2017) include, but are not limited to, the following:
•Sales Price Incentives and Sales Price Escalation Clauses—Sales price incentives and sales price escalations that are reasonably assured and reasonably estimable are recorded over the performance period of the contract. Otherwise, these amounts are recorded when awarded.
•Cost Recovery for Product Design Changes and Claims—On occasion, design specifications may change during the course of the contract. Any additional costs arising from these changes may be supported by change orders, or we may submit a claim to the customer. Change orders are accounted for as described above. See below for our accounting policies related to claims.
•Material Availability and Costs—Our estimates of material costs generally are based on existing supplier relationships, adequate availability of materials, prevailing market prices for materials and, in some cases, long-term supplier contracts. Changes in our supplier relationships, delays in obtaining materials, or changes in material prices can have an impact on our cost and profitability estimates.
•Use of Sub-Contractors—Our arrangements with sub-contractors are generally based on fixed prices; however, our estimates of the cost and profitability can be impacted by sub-contractor delays, customer claims arising from sub-contractor performance issues, or a sub-contractor's inability to fulfill its obligations.
•Labor Costs and Anticipated Productivity Levels—Where applicable, we include the impact of labor improvements in our estimation of costs, such as in cases where we expect a favorable learning curve over the duration of the contract. In these cases, if the improvements do not materialize, costs and profitability could be adversely impacted.

Additionally, to the extent we are more or less productive than originally anticipated, estimated costs and profitability may also be impacted.
•Effect of Foreign Currency Fluctuations—Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may (but generally do not) enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 14 to our consolidated financial statements for additional details on our FX forward contracts.
Contract assets arise when revenues have been recorded but the amounts have not been billed under the terms of the contracts. These amounts are recoverable from customers upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract.
We periodically make claims against customers, suppliers and sub-contractors associated with alleged non-performance and other disputes over contractual terms. Claims related to contracts accounted for over time (2019 and 2018) or under the percentage-of-completion method (2017) are recognized as additional revenues or as a reduction of costs only after we have determined that collection is probable and the amount is reasonably estimable. Claims made by us may involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, these costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.
See Note 1 to our consolidated financial statements for further information regarding estimates and assumptions associated with our accounting for contracts over time (2019 and 2018) and under the percentage-of-completion method (2017).
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
•Significant variances in financial performance (e.g., revenues, earnings and cash flows) in relation to expectations and historical performance;
•Significant changes in end markets or other economic factors;
•Significant changes or planned changes in our use of a reporting unit's assets; and
•Significant changes in customer relationships and competitive conditions.
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
Consistent with our accounting policy as stated above, we performed our annual goodwill impairment test as of the first day of our fiscal fourth quarter of 2019 and 2018, which indicated the estimated fair value of each of our reporting units significantly exceeded its respective book value.

Additionally, we perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2018, we recorded impairment charges of $1.4 related to trademarks of a business. In addition, we recorded impairment charges of $8.3 related to certain technology assets of that business during 2018. We determined the impairment for technology assets by comparing the future expected cash flows associated with the technology assets, discounted at a rate of return that reflects current market conditions, to its carrying value. Other changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation.
Refer to Note 10 to our consolidated financial statements for further information regarding our goodwill and indefinite-lived intangible assets as of and during the year ended December 31, 2019.
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
See Note 12 to our consolidated financial statements for additional details regarding our uncertain tax positions.
Discontinued Operations
During the year ended December 31, 2019, we recorded a pre-tax loss of $201.0 to reduce the carrying value of the net assets of our discontinued operations, and including relevant foreign currency translation adjustment balances recorded within “Accumulated Other Comprehensive Loss”, to our estimate of fair value (the net proceeds expected to be realized upon closing of the sale of the discontinued operations in the first half of 2020), less estimated costs to sell. Our determination of the net proceeds expected to be realized at closing involves certain estimates and judgments based on, among other items: (i) our interpretation and application of key terms of the sale agreement reached with the buyer during the fourth quarter of 2019, (ii) certain balance sheet amounts of the discontinued operations as of December 31, 2019, and (iii) certain projections of future business infrastructure costs to be incurred through an estimated future closing date. The balances of net working capital, cash and debt, and deductions defined in the sale agreement are subject to future change based on the operations of the discontinued operations from December 31, 2019 through the closing date, and future spending on business infrastructure and estimated costs to sell the business could differ from our estimates. As such, a change in the loss on disposal associated with the divestiture of the business could occur in a future period, including upon closing of the Transaction or thereafter.

In addition to calculating an estimate of net proceeds expected to be realized at closing, as described above, certain additional judgments and estimates, and other reporting matters related to discontinued operations, included matters discussed in the following paragraphs.
Certain businesses of our former Power and Energy reportable segment, primarily related to the Bran+Luebbe product line, are being retained by SPX FLOW, and have been reclassified for all periods presented into the Industrial reportable segment. Based on our assessment of the estimated relative fair values of the discontinued operations and the Bran+Luebbe product line, we performed a re-allocation during 2019 of our former Power and Energy goodwill balance between the Disposal Group and the business being retained, which resulted in net increases in Industrial reportable segment goodwill of $70.0 and $70.6 as of December 31, 2018 and 2017, respectively, and corresponding reductions in the goodwill of the former Power and Energy reportable segment.
Based on provisions contained in a procurement agreement to be executed at closing of the sale, certain SPX FLOW businesses will continue to purchase filtration elements from a business unit of the discontinued operations on a post-closing basis. Such product purchases will be made at agreed-upon prices, based on provisions contained in the agreement, which exceed current estimated market prices. Accordingly, based on expected future purchase volumes, including anticipated minimum purchase volumes required through the term of the agreement, and the differential between market and future contractual prices, we have estimated the incremental cost of such future purchases as an unfavorable purchase commitment and recorded a pre-tax loss of $5.0 as a component of the results of discontinued operations. The liability associated with such future purchase commitments is recorded within “Accrued Expenses” and “Other Long-Term Liabilities” of continuing operations.
See Note 5 to our consolidated financial statements for disclosure of costs for certain centralized functions and services provided and/or administered by SPX FLOW that were previously charged to business units within the discontinued operations and which have been reclassified to Corporate Expense for all periods presented. We have reclassified such amounts as the costs generally represent the costs of employees who provided such centralized functions and services to the discontinued operations but who are expected to remain employees of SPX FLOW upon the disposition of the discontinued operations.
In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $11.7, $13.1 and $16.3 for the years ended December 31, 2019, 2018 and 2017, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
Leases
Effective January 1, 2019, we adopted the FASB's new standard on accounting for leases, which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases. Refer to Note 3 and Note 7 to our consolidated financial statements for further information regarding estimates and assumptions associated with our adoption of the new standard on accounting for leases.
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

Refer to Note 16 to our consolidated financial statements for discussion regarding amounts reported in “Mezzanine equity” on the consolidated balance sheets as of December 31, 2019 and 2018. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
New Accounting Pronouncements
See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel. See Note 14 to our consolidated financial statements for further details.
The following table provides information, as of December 31, 2019, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through December 31,
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Term loan	—	—	100.0	—	—	—	100.0	100.0
Average interest rate							3.069%
5.625% senior notes	—	—	—	—	300.0	—	300.0	312.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	316.5
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $83.3 outstanding as of December 31, 2019, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $0.9 outstanding as of December 31, 2019, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.3 (gross assets) and $0.0 (gross liabilities) as of December 31, 2019.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 842, “Leases,” using the modified retrospective adoption method on January 1, 2019.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Revenues – Revenues recognized over time – Refer to Note 1 and Note 6 to the financial statements
Critical Audit Matter Description
The Company recognizes revenues and profits from certain long-term construction or installation contracts over time, requiring estimates of future revenues and costs over the full term of product delivery. The Company measures its performance on these contracts principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. The Company recognized revenues of $343.7 million during the year ended December 31, 2019 for its over-time revenue contracts. The Company’s estimation process for determining revenues and costs for contracts accounted for over time is based upon historical experience, the professional judgement and knowledge of the Company’s engineers, project managers, and operations and financial professionals, and other factors.

We identified over-time revenue as a critical audit matter because of the significant estimates and assumptions management makes to estimate revenue, costs and profit for the full term of product manufacturing and delivery for over-time contracts. This required an increased level of auditor judgment and extent of effort when performing audit procedures to evaluate the reasonableness of the underlying estimates.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management estimates of revenue, costs and profit for the full term of product manufacturing and delivery of over-time contracts, included the following, among others:
•We tested the effectiveness of internal controls over the recognition of revenue and the determination of estimated contract costs, including controls over the review of management’s assumptions and inputs used to recognize revenue over time.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used to recognize revenue and costs on long-term contracts.
•We selected a sample of long-term contracts and evaluated the estimates of total cost and profit for each of the selected contracts by:
◦Testing the accuracy and completeness of the costs incurred and profit recognized to date.
◦Comparing costs incurred and profit recognized to date to management’s historical estimate of costs to be incurred and profit to be recognized.
◦Testing the mathematical accuracy of management’s calculation of revenue recognized over time.
◦Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with Company personnel, including project managers and comparing the estimates to documentation such as management’s work plans, contract terms and requirements, and purchase orders with suppliers.
Discontinued Operations - Refer to Note 1 and Note 4 to the financial statements
Critical Audit Matter Description
On November 24, 2019, the Company entered into a Purchase and Sale Agreement (the “Sale Agreement”) to sell a substantial portion of its former Power and Energy reportable segment. The Company classified its Assets of discontinued operations and Liabilities of discontinued operations as held for sale and the results of its operations as Income (loss) from discontinued operations, net for all periods presented. In measuring the Assets of discontinued operations held for sale and Liabilities of discontinued operations held for sale, the Company evaluated which businesses and asset groups will be included in the sale (the “Disposal Group”), including an allocation of goodwill using the relative fair value of the Disposal Group and of those businesses and asset groups being retained. As of December 31, 2019, the Company measured the Disposal Group at the lower of carrying value and fair value less costs to sell, resulting in a pre-tax loss of $201.0 million, recorded within Income (loss) from discontinued operations for the year ended December 31, 2019. In calculating carrying value for purposes of the Company’s loss on Disposal Group, the Company included $194.9 million of allocated goodwill, which is recorded in Assets from discontinued operations - current, and cumulative foreign currency translation adjustments (“CTA”) of $155.0 million, which is recorded in Accumulated other comprehensive loss as of December 31, 2019.
We identified the loss on Disposal Group as a critical audit matter because of the significant estimates and assumptions management makes to estimate the carrying value of the Disposal Group. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the goodwill allocation, and the CTA included in the Disposal Group.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to goodwill allocation and CTA related to the determination of the carrying value of the Disposal Group included the following, among others:
•We tested the effectiveness of controls over the accounting for discontinued operations, including those controls over the goodwill allocation and CTA related to the Disposal Group.
•We read the executed Sale Agreement and evaluated the completeness of legal entities and asset groups included in the Disposal Group.

•With the assistance of our internal fair value specialists, we tested management's goodwill allocation by:
◦Evaluating the methodology used to calculate relative fair value.
◦Evaluating the reasonableness of management’s fair value calculation of the businesses being retained by comparing forecasts to historical margins, historical forecasts, and external market data.
◦Testing the mathematical accuracy of the calculation.
•We evaluated management’s calculation of CTA by assessing foreign currency rates used and comparing legal entities included in the loss calculation to the Sale Agreement.

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 18, 2020

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX FLOW, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 18, 2020, expressed an unqualified opinion on those financial statements, and includes an explanatory paragraph relating to the adoption of Accounting Standards Codification (ASC) Topic 842, “Leases,” on January 1, 2019.
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

/s/ Deloitte & Touche LLP
Charlotte, North Carolina
February 18, 2020

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues	$1,506.6	$1,593.9	$1,483.2
Cost of products sold	986.2	1,080.7	995.7
Gross profit	520.4	513.2	487.5
Selling, general and administrative	372.8	366.0	377.0
Intangible amortization	11.4	13.2	13.8
Asset impairment charges	11.2	14.4	4.9
Restructuring and other related charges	9.3	7.6	12.9
Operating income	115.7	112.0	78.9

Other income (expense), net	(0.5)	(5.9)	3.9
Interest expense, net	(29.7)	(34.3)	(46.2)
Income from continuing operations before income taxes	85.5	71.8	36.6
Income tax provision	(28.9)	(61.3)	(2.6)
Income from continuing operations	56.6	10.5	34.0
Income (loss) from discontinued operations, net of tax	(149.7)	34.2	12.8
Net income (loss)	(93.1)	44.7	46.8
Less: Net income attributable to noncontrolling interests	2.0	0.7	0.4
Net income (loss) attributable to SPX FLOW, Inc.	$(95.1)	$44.0	$46.4

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$54.9	$9.5	$33.0
Income (loss) from discontinued operations, net of tax	(150.0)	34.5	13.4
Net income (loss) attributable to SPX FLOW, Inc.	$(95.1)	$44.0	$46.4

Basic income (loss) per share of common stock:
Income per share from continuing operations	$1.29	$0.23	$0.79
Income (loss) per share from discontinued operations	(3.53)	0.82	0.32
Net income (loss) per share attributable to SPX FLOW, Inc.	(2.24)	1.04	1.11
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$1.29	$0.22	$0.78
Income (loss) per share from discontinued operations	(3.51)	0.81	0.32
Net income (loss) per share attributable to SPX FLOW, Inc.	(2.23)	1.03	1.10

Weighted-average number of common shares outstanding — basic	42.465	42.197	41.799
Weighted-average number of common shares outstanding — diluted	42.686	42.633	42.183
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2019	2018	2017
Net income (loss)	$(93.1)	$44.7	$46.8
Other comprehensive income (loss), net:
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax	0.1	(0.3)	—
Foreign currency translation adjustments	3.8	(50.7)	149.3
Other comprehensive income (loss), net	3.9	(51.0)	149.3
Total comprehensive income (loss)	(89.2)	(6.3)	196.1
Less: Total comprehensive income attributable to noncontrolling interests	1.7	0.3	1.1
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(90.9)	$(6.6)	$195.0
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$299.2	$197.0
Accounts receivable, net	243.1	278.4
Contract assets	27.3	33.8
Inventories, net	208.1	220.5
Other current assets	32.2	33.3
Assets of discontinued operations - current	464.0	244.4
Total current assets	1,273.9	1,007.4
Property, plant and equipment:
Land	22.2	23.9
Buildings and leasehold improvements	170.8	175.5
Machinery and equipment	325.9	336.8
	518.9	536.2
Accumulated depreciation	(289.0)	(284.9)
Property, plant and equipment, net	229.9	251.3
Goodwill	545.1	550.4
Intangibles, net	208.1	219.2
Other assets	180.4	111.1
Assets of discontinued operations - long-term	—	412.4
TOTAL ASSETS	$2,437.4	$2,551.8

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$142.6	$157.0
Contract liabilities	116.3	136.4
Accrued expenses	162.0	149.0
Income taxes payable	45.2	26.7
Short-term debt	20.7	26.0
Current maturities of long-term debt	0.1	20.8
Liabilities of discontinued operations - current	220.5	133.4
Total current liabilities	707.4	649.3
Long-term debt	693.7	718.3
Deferred and other income taxes	27.9	71.5
Other long-term liabilities	115.0	67.5
Liabilities of discontinued operations - long-term	—	60.6
Total long-term liabilities	836.6	917.9
Commitments and contingent liabilities (Note 16)
Mezzanine equity	20.3	21.5
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 43,128,247 issued and 42,566,884 outstanding at December 31, 2019, and 42,932,339 issued and 42,542,888 outstanding at December 31, 2018	0.4	0.4
Paid-in capital	1,677.0	1,662.6
Accumulated deficit	(369.2)	(265.6)
Accumulated other comprehensive loss	(426.5)	(430.7)
Common stock in treasury (561,363 shares at December 31, 2019, and 389,451 shares at December 31, 2018)	(19.3)	(13.9)
Total SPX FLOW, Inc. shareholders' equity	862.4	952.8
Noncontrolling interests	10.7	10.3
Total equity	873.1	963.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,437.4	$2,551.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2016	41.9	$0.4	$1,640.4	$(373.9)	$(521.4)	$(4.9)	$740.6	$1.5	$742.1
Net income	—	—	—	46.4	—	—	46.4	0.4	46.8
Other comprehensive income, net	—	—	—	—	148.6	—	148.6	0.7	149.3
Incentive plan activity	0.2	—	5.7	—	—	—	5.7	—	5.7
Stock-based compensation expense	—	—	15.9	—	—	—	15.9	—	15.9
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.3	—	(3.3)	—	—	(4.0)	(7.3)	—	(7.3)
Adjustment to mezzanine equity and reclassification to noncontrolling interests	—	—	(7.8)	—	—	—	(7.8)	8.2	0.4
Dividends attributable to noncontrolling interests and other	—	—	—	—	—	—	—	(1.1)	(1.1)
Balance at December 31, 2017	42.4	0.4	1,650.9	(327.5)	(372.8)	(8.9)	942.1	9.7	951.8
Adoption of accounting standards	—	—	—	17.9	(7.3)	—	10.6	—	10.6
Net income	—	—	—	44.0	—	—	44.0	0.7	44.7
Other comprehensive loss, net	—	—	—	—	(50.6)	—	(50.6)	(0.4)	(51.0)
Incentive plan activity	—	—	2.4	—	—	—	2.4	—	2.4
Stock-based compensation expense	—	—	15.7	—	—	—	15.7	—	15.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.0)	(5.0)	—	(5.0)
Adjustment to mezzanine equity	—	—	(0.7)	—	—	—	(0.7)	—	(0.7)
Acquisition of noncontrolling interest	—	—	(5.7)	—	—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(2.8)	(2.8)
Balance at December 31, 2018	42.5	0.4	1,662.6	(265.6)	(430.7)	(13.9)	952.8	10.3	963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income (loss)	—	—	—	(95.1)	—	—	(95.1)	2.0	(93.1)
Other comprehensive income (loss), net	—	—	—	—	4.2	—	4.2	(0.3)	3.9
Stock-based compensation expense	—	—	13.7	—	—	—	13.7	—	13.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Adjustment from mezzanine equity	—	—	0.7	—	—	—	0.7	—	0.7
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(93.1)	$44.7	$46.8
Less: Income (loss) from discontinued operations, net of tax	(149.7)	34.2	12.8
Income from continuing operations	56.6	10.5	34.0
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	9.3	7.6	12.9
Asset impairment charges	11.2	14.4	4.9
Deferred income taxes	11.4	9.4	(30.8)
Depreciation and amortization	38.3	41.7	43.7
Pension and employee benefits provided in stock	7.3	2.3	5.0
Stock-based compensation	12.5	14.1	14.6
Loss (gain) on asset sales and other, net	(0.3)	0.3	(2.9)
Gain on change in fair value of investment in equity security	(7.8)	—	—
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable and other assets	61.6	(27.1)	19.3
Contract assets and liabilities, net	(11.8)	6.9	30.7
Inventories	10.1	(30.2)	(3.2)
Accounts payable, accrued expenses and other	(60.0)	(10.7)	17.7
Cash spending on restructuring actions	(8.3)	(11.2)	(30.9)
Net cash from continuing operations	130.1	28.0	115.0
Net cash from discontinued operations	43.2	77.6	90.0
Net cash from operating activities	173.3	105.6	205.0
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	5.0	—	37.4
Capital expenditures	(28.5)	(19.2)	(16.2)
Net cash from (used in) continuing operations	(23.5)	(19.2)	21.2
Net cash used in discontinued operations	(7.5)	(6.3)	(3.2)
Net cash from (used in) investing activities	(31.0)	(25.5)	18.0
Cash flows used in financing activities:
Borrowings under amended and restated senior credit facilities	134.0	—	—
Repayments of amended and restated senior credit facilities	(34.0)	—	—
Borrowings under former senior credit facilities	33.0	78.8	125.5
Repayments of former senior credit facilities	(173.0)	(208.8)	(313.5)
Borrowings under former trade receivables financing arrangement	54.0	88.5	124.1
Repayments of former trade receivables financing arrangement	(54.0)	(88.5)	(145.3)
Borrowings under (repayments of) purchase card program, net	(2.6)	1.1	4.0
Borrowings under other financing arrangements	0.2	4.1	4.6
Repayments of other financing arrangements	(2.9)	(3.2)	(12.5)
Minimum withholdings paid on behalf of employees for net share settlements, net	(5.4)	(5.0)	(4.0)
Financing fees paid	(3.3)	—	—
Dividends paid to noncontrolling interests in subsidiary	(1.2)	(2.8)	(1.3)
Net cash used in continuing operations	(55.2)	(135.8)	(218.4)
Net cash used in discontinued operations	(0.6)	(0.5)	(0.2)
Net cash used in financing activities	(55.8)	(136.3)	(218.6)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	2.6	5.6	44.4
Net change in cash, cash equivalents and restricted cash	89.1	(50.6)	48.8
Consolidated cash, cash equivalents and restricted cash, beginning of period	214.3	264.9	216.1
Consolidated cash, cash equivalents and restricted cash, end of period	$303.4	$214.3	$264.9
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in millions)

	Year ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Interest paid	$42.7	$49.9	$62.6
Income taxes paid, net of refunds of $4.6, $10.5 and $13.7 in 2019, 2018 and 2017, respectively	$33.6	$23.8	$12.2
Non-cash investing and financing activity (continuing and discontinued operations):
Debt assumed	$0.4	$0.5	$—

	December 31,
	2019	2018	2017
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$299.2	$197.0	$229.3
Cash and cash equivalents included in assets of discontinued operations	3.1	16.3	34.4
Restricted cash included in other current assets	—	0.1	—
Restricted cash included in assets of discontinued operations	1.1	0.9	1.2
Consolidated cash, cash equivalents and restricted cash	$303.4	$214.3	$264.9

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
We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 4 for information on discontinued operations and Note 5 for information on our reportable segments.
Foreign Currency Translation and Transactions—The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification” or “ASC”). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income (loss). Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other income (expense), net,” with the related net losses totaling $3.1, $7.4 and $2.3 in 2019, 2018 and 2017, respectively.
Cash Equivalents—We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition: Revenue from Contracts with Customers (2019 and 2018)—We adopted a new standard on revenue recognition effective January 1, 2018 that outlines a single comprehensive model for accounting for revenue arising from contracts with customers and supersedes most revenue recognition guidance. The core principle of the new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. The new standard also requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows. See Note 6 for additional details regarding revenue from contracts with customers.
Application of New Revenue Recognition Standard:
Performance Obligations - Under the new revenue recognition standard, a contract with a customer is an agreement approved by both parties that creates enforceable rights and obligations, has commercial substance and includes identified payment terms under which collectability is probable. Once the Company has entered a contract with a customer, the contract is evaluated to identify performance obligations. Original equipment (“OE”) contracts recognized over time are typically accounted for as a single performance obligation due to the integration of equipment and components, including installation and commissioning of those products, that will together produce a combined output. For OE or aftermarket (“AM”) contracts recognized at a point in time, we evaluate whether we have promised to provide multiple distinct goods or services in the contract, which can include equipment, installation, commissioning, and service. Goods and services that are determined to be distinct are accounted for as separate performance obligations. If determined to be significant to the contract, installation and commissioning may be accounted for as a separate performance obligation. Performance obligations to provide service typically relate to maintenance, repair or upgrade activities to be performed on equipment we provide to customers. Service is typically determined to be a separate performance obligation satisfied as the service is completed.
Shipping and handling are generally determined to be fulfillment activities and typically occur prior to when control of the underlying goods in a contract transfers to a customer. In the event we are required to perform shipping and handling activities after control of the goods transfers to a customer, we treat those obligations as fulfillment activities and accrue for the costs of performing the obligation when revenue on the related goods is recognized.
Determination and Allocation of Transaction Price - We determine the transaction price for each contract based on the consideration we expect to receive for the products or services being provided under the contract. Certain OE contracts may vary in price due to variable consideration, primarily pertaining to late delivery penalties on OE contracts recognized over time and, to a lesser extent, OE contracts recognized at a point in time. We estimate variable consideration at the amount to which we expect to be entitled, which is included in the transaction price to the extent it is probable that a significant

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
reversal of cumulative revenue recognized will not occur. Due to the customer- and contract-specific nature of late delivery penalties, we use the most likely amount method to measure variable consideration based on an assessment of key factors related to a contract program schedule and, for certain contracts, specific historical experience with customers. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we will adjust these estimates, which would affect revenue and earnings in the period such variances become known.
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
Payment Terms - Customer prepayments and progress billings are customary for certain OE contracts within most of our product lines, including generally those in which revenue is recognized over time and, to a lesser extent, OE contracts in which revenue is recognized at a point in time but for which products are manufactured and/or engineered over a period greater than six months. Customer prepayments and progress billings are not considered a significant financing component because they are intended to protect either our customers or us in the event that some or all of the obligations under the contract are not completed.
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
Contract Costs - The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the Company expects the benefit of those costs to be longer than one year. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period is expected to be less than one year. These costs primarily include the Company's internal sales force compensation program; under the terms of this program these costs are generally earned and recognized at the time the revenue is recognized.
Revenues Recognized Over Time - Certain of our businesses recognize revenues and profits from long-term construction/installation contracts over time. Such method requires estimates of future revenues and costs over the full term of product delivery. We measure our performance principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. For OE contracts that are recognized over time, our customers generally contract with us to provide a service of integrating a complex set of tasks and components into a single project of a highly engineered and tailored capability that generally cannot be re-sold to another customer without significant re-engineering and/or re-work cost. Such contracts are accounted for as a single performance obligation. For aftermarket service contracts, our customers generally receive and consume the benefits of the service as we perform, or our performance enhances a customer-controlled asset. As noted above, we generally recognize revenue over time using costs incurred to date relative to total estimated costs at completion (“EAC’s”) for these OE and service contracts. This measure best depicts the transfer of control to customers continuously over time, which occurs as we incur costs related to satisfaction of performance obligation(s) under our contracts. This transfer of control over time is also supported by the work being either customer-owned throughout the life of the project or by termination clauses which allow us to recover costs incurred plus a reasonable profit. Revenues, including estimated profits, are recorded proportionally as costs are incurred. For certain long-term aftermarket maintenance contracts where we stand ready to perform at any time, we recognize revenue ratably over the life of the related contract.
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
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on a project, a provision for the entire expected loss on the performance obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant during 2019 and 2018.
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
Contract Balances - Contract assets include unbilled amounts typically resulting from sales under contracts recognized over time when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are generally classified as current, as we expect to bill the amounts within the next twelve months. Contract liabilities include billings in excess of revenue under contracts recognized over time and advance payments received from customers related to product sales (unearned revenue). We classify contract liabilities generally as a current liability, as we expect to recognize the related revenue within the next twelve months. Our contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period.
Remaining Performance Obligations - Remaining performance obligations represent the transaction price of orders for which (i) control of goods or services has not been transferred to the customer or we have not otherwise met our performance obligations, or (ii) where revenue is accounted for over time, proportional costs have not yet been incurred. Such remaining performance obligations exclude unexercised contract options and potential orders under “blanket order” contracts (e.g., with indefinite delivery dates or quantities).
Revenue Recognition (2017)—In 2017, we recognized revenues from product sales upon shipment to the customer or, to a lesser extent, upon receipt by the customer, in accordance with agreed-upon customer terms. Revenues from long-term service contracts and maintenance arrangements were recognized on a straight-line basis over the agreement period.
Certain of our businesses recognized revenues and profits from long-term construction/installation contracts under the percentage-of-completion method of accounting. Such method required estimates of future revenues and costs over the full term of product delivery. We measured our percentage-of-completion principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. We recognized revenues for similar short-term contracts using the completed-contract method of accounting.
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
Research and Development Costs—The Company conducts research and development activities for the purpose of developing and improving new products. The related expenditures are expensed as incurred and totaled $18.5, $18.2 and $17.3 in 2019, 2018 and 2017, respectively, and are classified within selling, general and administrative expense within the consolidated statements of operations.
Property, Plant and Equipment—Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases (2019) and capital leases (2018 and 2017), was $26.9, $28.5 and $29.9 for the years ended December 31, 2019, 2018 and 2017, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.
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
Given the widespread applicability of these changes to most U.S. companies, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”) to assist registrants in addressing any uncertainty or diversity of views in applying ASC Topic 740 in the reporting period in which the Tax Act was enacted. SAB 118 provided registrants with the option of reporting a reasonable estimate for certain income tax effects of the Tax Act in situations in which a company did not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting required under ASC Topic 740. The reasonable estimate was reported as a provisional amount in a company’s financial statements during a “measurement period”.
The measurement period began in the reporting period that included the Tax Act’s enactment date (the Company’s fourth quarter of 2017) and ended when a company obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. During the measurement period, companies were to act in good faith to complete the accounting required under ASC Topic 740. SAB 118 provided that the measurement period should not, under any circumstances, extend for a period beyond one year from the enactment date. As a result, the Company completed the accounting for the Tax Act in the fourth quarter of 2018 and made disclosures related to the completed accounting for the Tax Act pursuant to SAB 118. Refer to Note 12 for additional discussion regarding the Company’s application of SAB 118.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Derivative Financial Instruments—We use foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in “Accumulated Other Comprehensive Loss” (“AOCL”) and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.
For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Notes 14 and 17 for further information.
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
Discontinued operations:
Classification and Measurement - The Company classifies assets and liabilities of a business or asset group as held for sale, and the results of its operations as income (loss) from discontinued operations, net, for all periods presented, when (i) we commit to a plan to divest a business or asset group, actively begin marketing it for sale, and when it is deemed probable of occurrence within the next twelve months, and (ii) when the business or asset group reflects a strategic shift that has, or will have, a major effect on the Company’s operations and its financial results. In measuring the assets and liabilities held for sale, the Company evaluates which businesses or asset groups are being marketed for sale, including an allocation of

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
goodwill using the relative fair values of those businesses or asset groups and any businesses or asset groups being retained, and inclusive of relevant cumulative foreign currency translation adjustments recorded in “Accumulated Other Comprehensive Loss”
Allocation of Interest Expense to Discontinued Operations - In connection with the reclassification of a business to discontinued operations in 2019, we elected to allocate to discontinued operations a portion of our interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
See Note 4 for additional details regarding the Company’s discontinued operations.
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
Accounts Receivable Allowances—We provide allowances for estimated losses on uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. Summarized below is the activity for the allowance for uncollectible accounts:

	Year ended December 31,
	2019	2018	2017
Balance at beginning of year	$9.0	$11.8	$11.2
Allowances provided	4.8	1.9	3.4
Write-offs, net of recoveries, credits issued and other	(3.5)	(4.7)	(2.8)
Balance at end of year	$10.3	$9.0	$11.8
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
See Note 10 for further information, including discussion of impairment charges recorded in 2018, and our annual impairment test performed in the fourth quarter of 2019. See Note 4 for further discussion of pre-tax losses recorded in the third and fourth quarters of 2019 related to the net carrying value of our discontinued operations.
Accrued Expenses—We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2019 and 2018.

	December 31,
	2019	2018
Employee benefits(1)	$57.7	$64.0
Current portion of operating lease liabilities	15.4	—
Warranty	7.0	6.7
Restructuring	7.6	7.1
Other(2)	74.3	71.2
Total	$162.0	$149.0
(1) Employee benefits consist of various employee-related items including, among other items, accrued bonus, vacation, payroll and payroll-related taxes.
(2) Other consists of various items including, among other items, accruals for third-party commissions, sales and value-added taxes, interest, self-insurance obligations and freight costs.
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
Self-Insurance—We are self-insured for certain of our workers' compensation, automobile, product, general liability and health costs and, thus, record an accrual for our retained liability. The liability for these programs is reflected in our consolidated balance sheets as of December 31, 2019 and 2018 within “Accrued expenses.”
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

	Year ended December 31,
	2019	2018	2017
Balance at beginning of year	$7.0	$7.4	$7.1
Provisions	6.9	7.7	7.7
Usage	(6.6)	(7.8)	(7.8)
Currency translation adjustment	—	(0.3)	0.4
Balance at end of year	7.3	7.0	7.4
Less: Current portion of warranty	7.0	6.7	7.0
Non-current portion of warranty	$0.3	$0.3	$0.4
Income Taxes—We review our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as “Deferred and other income taxes” in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. We establish a valuation allowance against deferred tax assets when, based on all available evidence, we believe that it is more likely than not that we will not realize a benefit associated with such assets. See Note 12 for further discussion of our accounting for income taxes and potential uncertain tax positions.
Employee Benefit Plans—Certain of our employees participate in defined benefit pension and other postretirement plans we sponsor. The expense for these plans is derived from an actuarial calculation based on the plans' provisions and assumptions regarding discount rates and rates of increase in compensation levels. Discount rates for most of the plans are based on representative bond indices. Rates of increase in compensation levels are established based on expectations of current and foreseeable future increases in compensation. Independent actuaries are consulted in determining these assumptions. See Note 11 for further discussion of our accounting for pension and postretirement benefits.
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
We adopted the standard effective January 1, 2019 using the modified retrospective adoption method which allowed us to initially apply the new standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit. In connection with our adoption of the new lease pronouncement, we recorded a charge to accumulated deficit of $8.5, reflecting the effects of (1) an impairment of a right-of-use (“ROU”) asset resulting from the rationalization of a business in our Food and Beverage segment during the fourth quarter of 2018 and, to a lesser extent, (2) the reclassification of a former capital lease to an operating lease. See Note 8 for additional information regarding the rationalization of the Food and Beverage business.
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
Upon adoption of the new standard, we reclassified a single lease from capital to operating based on specific transition requirements for build-to-suit arrangements recognized as capital leases under the prior accounting standard. Upon derecognizing the former capital lease asset and liability, we determined the lease to be operating under the new standard. Refer to the “Summary of Effects of Lease Accounting Standard Update Adopted in 2019” below for further details.
Leases accounted for under the new standard have initial remaining lease terms of 1 to 15 years. Certain of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
See Note 7 for additional details regarding the Company’s leases.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Summary of Effects of Lease Accounting Standard Update Adopted in 2019
The cumulative effects of the changes made to our consolidated balance sheet as of the beginning of 2019 as a result of the adoption of the accounting standard update on leases, including those included in continuing operations and discontinued operations, were as follows:

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
Other New Accounting Pronouncements
In June 2016, and as subsequently amended, the FASB issued an amendment on the measurement of credit losses. This amendment requires companies to estimate all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This amendment is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company has concluded that this amendment applies primarily to its “Accounts Receivable, net” balance and has performed an initial analysis of its historical accounts receivable collection history in order to assess the potential impact that application of the amendment may have on its accounts receivable reserves, when compared to accounts receivable reserves recognized as of December 31, 2019 based on our current accounts receivable reserve methodologies. Based on such analysis, the Company does not expect this amendment, upon its adoption effective January 1, 2020, to have a significant impact on its consolidated financial statements.
In March 2018, the FASB issued an amendment to update the Codification and XBRL Taxonomy as a result of the Tax Act, and to incorporate SAB 118 as released by the SEC, which provides guidance for companies that were not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. This amendment was effective for interim and annual reporting periods beginning after December 15, 2018. The Company completed its accounting for the impact of this tax reform legislation as of December 31, 2018. Our adoption of this amendment had no impact on our consolidated financial statements during 2019.
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
(4) DISCONTINUED OPERATIONS
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.
Developments leading to executed agreement to sell former Power and Energy reportable segment
On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, the Company intends to narrow its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, plus the Bran+Luebbe product line, from its flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company is that each business will, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the May 2, 2019 announcement and our assessment of the continued development of the divestiture process throughout the remainder of our second quarter of 2019, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and a discontinued operation, effective as of the end of our second quarter. As the operations and organizational structure of the remaining business of Power and Energy (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying consolidated financial statements, have been reclassified to conform to the current year presentation.
During our third quarter of 2019, management evaluated indicators of fair value of the Disposal Group, including indications of fair value received from third parties in connection with the marketing of the business through the end of our third quarter. Based on developments associated with the marketing and divestiture process that arose during the Company’s third quarter, and indications of fair value received through the conclusion of the third quarter, the Company recorded a pre-tax loss of $52.0 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
translation adjustment balances recorded within “Accumulated Other Comprehensive Loss”, to estimated fair value less costs to sell. As this estimated loss on Disposal Group was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the discontinued operations as of September 28, 2019.
Execution of agreement to sell Disposal Group and related terms and conditions
During our fourth quarter of 2019, we observed challenging credit markets associated with transactions for businesses similar to our former Power and Energy segment, and the market for cyclical assets in the oil, gas and power industries, and we elected to narrow the focus of our marketing and divestiture process to a single potential buyer for a pre-determined period. This narrowing of the divestiture process culminated in the Company, on November 24, 2019, entering into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company has agreed, indirectly through certain of its subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”).
The gross purchase price of $475.0 is subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions include, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases expiring at the closing date.
The completion of the Transaction is subject to certain customary closing conditions including, but not limited to, the expiration or termination of the waiting periods of certain anti-trust and/or anti-competition regulations both domestically and in certain non-U.S. jurisdictions in which the Disposal Group operates. The Sale Agreement contains customary termination provisions in favor of both parties, including a right to terminate the Sale Agreement if the closing of the Transaction has not occurred on or before July 24, 2020 (subject to extension by the mutual written agreement of the Company and the Buyer). We expect the Transaction to close in the first half of 2020.
Concurrent with the closing of the Transaction, the parties will enter into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”) and a Master Procurement Agreement (the “Procurement Agreement”). Under the TSA, SPX FLOW will provide the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group at an above market value, resulting in the recording of an unfavorable contract liability of $5.0 as of December 31, 2019. The historical annual amount of such purchases by SPX FLOW businesses has varied at a level between €7.0 and €8.0.
In addition, the Sale Agreement includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which are provided for in the balance sheet of the Disposal Group at closing.
Loss on Disposal Group recognized in the fourth quarter of 2019
We recorded an additional pre-tax loss on Disposal Group of $149.0 during our fourth quarter to reduce the carrying value of the Disposal Group to our estimate of fair value (the net proceeds expected to be realized at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the Disposal Group as of December 31, 2019. As noted above, this additional loss was attributable primarily to our observation of challenging credit markets associated with transactions for businesses similar to our former Power and Energy segment, and the market for cyclical assets in the oil, gas and power industries, during the fourth quarter. In addition to the net assets of the Disposal Group as of December 31, 2019, as disclosed in the table below, the Disposal Group has generated a cumulative foreign currency translation adjustment (“CTA”) balance of $155.0, which is included in the Company’s “Accumulated Other Comprehensive Loss” balance of $426.5 in our consolidated balance sheet as of December 31, 2019. The CTA balance of the Disposal Group was considered

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
in our determination of our third and fourth quarter 2019 estimated loss on disposal, and will be included in the amounts divested by SPX FLOW at the closing.
Our determination of the net proceeds expected to be realized at closing involves certain estimates and judgments based on, among other items: (i) our interpretation and application of key terms of the Sale Agreement, (ii) certain balance sheet amounts of the Disposal Group as of December 31, 2019, and (iii) certain projections of future business infrastructure costs to be incurred through an estimated future closing date. The balances of net working capital, cash and debt, and deductions, are subject to future change based on the operations of the Disposal Group from December 31, 2019 through the closing date, and future spending on business infrastructure and estimated costs to sell the business could differ from our estimates. As such, a change in the loss on disposal associated with the divestiture of the business could occur in a future period, including upon closing of the Transaction or thereafter.
Other judgments and estimates, and reporting matters associated with discontinued operations
In addition to calculating an estimate of net proceeds expected to be realized at closing, as described above, certain additional judgments and estimates, and other reporting matters related to discontinued operations, included matters discussed in the following paragraphs.
As noted above, certain businesses of the former Power and Energy reportable segment, primarily related to the Bran+Luebbe product line, are being retained by SPX FLOW, and have been reclassified for all periods presented into the Industrial reportable segment. Based on our assessment of the estimated relative fair values of the Disposal Group and the Bran+Luebbe product line, we performed a re-allocation during 2019 of our former Power and Energy goodwill balance between the Disposal Group and the business being retained, which resulted in net increases in Industrial reportable segment goodwill of $70.0 and $70.6 as of December 31, 2018 and 2017, respectively, and corresponding reductions in the goodwill of the former Power and Energy reportable segment.
Based on provisions contained in the Procurement Agreement and as noted above, certain SPX FLOW businesses will continue to purchase filtration elements from a business unit of the Disposal Group on a post-closing basis. Such product purchases will be made at agreed-upon prices, based on provisions contained in the Procurement Agreement, which exceed current estimated market prices. Accordingly, based on expected future purchase volumes, including anticipated minimum purchase volumes required through the term of the Procurement Agreement, and the differential between market and future contractual prices, we have estimated the incremental cost of such future purchases as an unfavorable purchase commitment and recorded a pre-tax loss of $5.0 as a component of the results of discontinued operations. The liability associated with such future purchase commitments is recorded within “Accrued Expenses” and “Other Long-Term Liabilities” of continuing operations.
See Note 5 for disclosure of costs for certain centralized functions and services provided and/or administered by SPX FLOW that were previously charged to business units within the Disposal Group and which have been reclassified to Corporate Expense for all periods presented. We have reclassified such amounts as the costs generally represent the costs of employees who provided such centralized functions and services to the Disposal Group but who are expected to remain employees of SPX FLOW upon the disposition of the Disposal Group.
In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $11.7, $13.1 and $16.3 for the years ended December 31, 2019, 2018 and 2017, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the Disposal Group to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period. Interest expense of discontinued operations, including allocated interest, is reflected in the table below.
During the fourth quarter of 2019 and based on a refinement of the definition of the business operations and legal entities to be included in the Disposal Group that resulted from execution of the Sale Agreement, we have reclassified certain net foreign currency losses of a legal entity based in Angola, previously included in the results of discontinued operations in prior quarterly periods, to continuing operations, as that legal entity is not subject to sale to the Buyer.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations
Income (loss) from discontinued operations for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017
Revenues	$489.7	$496.2	$468.3
Cost of products sold(1)(2)	353.2	353.0	339.4
Gross profit	136.5	143.2	128.9
Selling, general and administrative(1)	100.2	81.9	83.4
Intangible amortization(1)	1.9	3.9	3.8
Loss on Disposal Group(3)	201.0	—	—
Charge related to procurement agreement(3)	5.0	—	—
Asset impairment charges	—	0.2	—
Restructuring and other related charges	—	0.8	1.5
Operating income (loss)	(171.6)	56.4	40.2

Other income (expense), net	(1.6)	0.4	(2.6)
Interest expense, net(3)	(11.8)	(12.8)	(16.3)
Income (loss) from discontinued operations before income taxes	(185.0)	44.0	21.3
Income tax benefit (provision)(4)	35.3	(9.8)	(8.5)
Income (loss) from discontinued operations, net of tax	(149.7)	34.2	12.8
Less: Income (loss) attributable to noncontrolling interests	0.3	(0.3)	(0.6)
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$(150.0)	$34.5	$13.4
(1)During the six months ended December 31, 2019, depreciation of property, plant and equipment and amortization of intangible assets, related to our discontinued operations, were ceased, as the assets of the Disposal Group were classified as held-for-sale for the period.
(2)During the year ended December 31, 2019, we recorded a charge to “Cost of products sold” of $17.0 related to the settlement and payment of a demand from a customer related to a project of the Disposal Group. See Note 16 for further information regarding this settlement and the related payment demand.
(3)See previous paragraphs for further discussion regarding the (i) loss on Disposal Group. (ii) charge related to the Procurement Agreement to be entered into with the Buyer in connection with the Transaction, and (iii) the allocation of interest expense to discontinued operations.
(4)During the year ended December 31, 2019, we recorded an income tax benefit of $35.3 on $185.0 of pre-tax loss from discontinued operations, resulting in an effective tax rate of 19.1%. The effective tax rate for 2019 was impacted by (i) a benefit of $30.2 resulting from basis differences that will be realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the pre-tax loss on Disposal Group and pre-tax charge related to the Procurement Agreement will not result in a tax benefit, such that only $9.7 of tax benefit was recognized on those pre-tax charges.
During the year ended December 31, 2018, we recorded an income tax provision of $9.8 on $44.0 of pre-tax income from discontinued operations, resulting in an effective tax rate of 22.3%.
During the year ended December 31, 2017, we recorded an income tax provision of $8.5 on $21.3 of pre-tax income from discontinued operations, resulting in an effective tax rate of 39.9%. The effective tax rate for 2017 was impacted by an expense of $0.8 resulting from losses occurring in certain jurisdictions for which the tax benefit of those losses is not expected to be recognized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The major classes of assets and liabilities, excluding intercompany balances, as they are excluded from the sale and expected to be settled prior to closing, classified as held-for-sale in the accompanying consolidated balance sheets, were as follows:

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and equivalents	$3.1	$16.3
Accounts receivable, net	99.4	97.3
Contract assets	43.0	35.5
Inventories, net	72.8	84.3
Other current assets	12.9	11.0
Total current assets	231.2	244.4
Property, plant and equipment, net	87.4	84.2
Goodwill	194.9	193.9
Intangibles, net	92.3	93.1
Other assets(1)	59.2	41.2
Total long-term assets(2)	433.8	412.4
Total assets, before valuation allowance	665.0	656.8
Less: valuation allowance(3)	(201.0)	—
TOTAL ASSETS, net of valuation allowance(2)	$464.0	$656.8

LIABILITIES
Current liabilities:
Accounts payable	$46.6	$46.7
Contract liabilities	43.6	38.5
Accrued expenses(1)	52.6	46.3
Income taxes payable	1.6	1.5
Current maturities of long-term debt	0.5	0.4
Total current liabilities	144.9	133.4
Long-term debt	3.6	3.8
Deferred and other income taxes	13.6	12.1
Other long-term liabilities(1)	58.4	44.7
Total long-term liabilities(2)	75.6	60.6
TOTAL LIABILITIES(2)	$220.5	$194.0
(1)As of December 31, 2019, “Other assets” included $13.1 of operating lease ROU assets, “Accrued expenses” included $4.2 of current portion of operating lease liabilities and “Other long-term liabilities” included $9.2 of long-term portion of operating lease liabilities, each related to the Company’s adoption of the new lease pronouncement effective January 1, 2019.
(2)The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our consolidated balance sheet as of December 31, 2019, as the disposition of the Disposal Group is expected to occur within twelve months of that date. The assets and liabilities of discontinued operations are classified in their respective current or long-term classifications, respectively, in our consolidated balance sheet as of December 31, 2018, in accordance with the nature and underlying classification of such assets and liabilities, as the disposition of the Disposal Group did not occur within twelve months of that date.
(3)See previous paragraphs for further discussion regarding the valuation allowance recorded as of December 31, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Loss on Disposal Group(1)	$201.0	$—	$—
Charge related to procurement agreement(1)	5.0	—	—
Depreciation and amortization(2)	7.8	17.0	17.5
Impairment of long-lived assets	—	0.2	—
Capital expenditures	7.5	6.3	3.2
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group and charge related to the Procurement Agreement.
(2)As noted above, depreciation of property, plant and equipment and amortization of intangible assets were ceased during the six months ended December 31, 2019, as the assets of the Disposal Group were classified as held-for-sale for the period.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(5) INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
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
Prior to 2019, we aggregated our operating segments into three reportable segments. In connection with the expected closing of the Transaction in the first half of 2020 related to the substantial portion of our former Power and Energy reportable segment and its reclassification as a discontinued operation in 2019, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operations and organizational structure of that remaining business (primarily the Bran+Luebbe product line as described in Note 4) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker. The results of that remaining business have been reclassified into the Industrial reportable segment in all periods presented.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Financial data for our reportable segments as of or for the years ended December 31, 2019, 2018 and 2017 were as follows:

	As of or for the Year Ended December 31,
	2019	2018	2017
Revenues:
Food and Beverage	$702.9	$743.9	$715.9
Industrial	803.7	850.0	767.3
Total revenues	$1,506.6	$1,593.9	$1,483.2

Income:
Food and Beverage	$90.5	$87.7	$74.9
Industrial	110.5	103.5	89.0
Total income for reportable segments	$201.0	$191.2	$163.9

Corporate expense(1)	63.9	55.5	66.0
Pension and postretirement service costs	0.9	1.7	1.2
Asset impairment charges	11.2	14.4	4.9
Restructuring and other related charges	9.3	7.6	12.9
Consolidated operating income	$115.7	$112.0	$78.9

Capital expenditures:
Food and Beverage	$5.2	$7.4	$5.8
Industrial	9.2	8.8	5.3
Other(2)	14.1	3.0	5.1
Total capital expenditures	$28.5	$19.2	$16.2

Depreciation and amortization:
Food and Beverage	$14.4	$16.1	$17.0
Industrial	15.5	16.9	17.1
Other(2)	8.4	8.7	9.6
Total depreciation and amortization	$38.3	$41.7	$43.7

Identifiable assets:
Food and Beverage	$895.5	$889.2	$924.3
Industrial	781.3	787.5	832.3
Other(3)	296.6	218.3	206.8
Total identifiable assets	$1,973.4	$1,895.0	$1,963.4

Geographic areas:
Revenues(4):
United States	$544.9	$531.2	$503.6
China	166.3	150.8	125.7
Germany	84.1	94.1	96.2
United Kingdom	132.7	91.2	92.5
Denmark	90.3	89.5	98.0
France	37.5	56.8	76.7
Other	450.8	580.3	490.5
Total revenues	$1,506.6	$1,593.9	$1,483.2

Long-lived assets:
United States	$238.0	$219.6	$229.6
Other	172.3	142.8	149.7
Total long-lived assets	$410.3	$362.4	$379.3
(1)Includes $7.1, $7.5 and $9.4 for the years ended December 21, 2019, 2018 and 2017, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who are expected to remain employees of SPX FLOW upon the expected disposition of the discontinued operations.
(2)Relates to corporate PP&E or PP&E that is utilized by both of our reportable segments along with related depreciation expense. Depreciation reflects the cost of our Charlotte, NC corporate headquarters, among other corporate PP&E.
(3)Relates primarily to assets (e.g., cash and PP&E) of various corporate subsidiaries.
(4)Revenues are included in the above geographic areas based on the country that recorded the customer revenue.
(6) REVENUE FROM CONTRACTS WITH CUSTOMERS
As discussed in Note 1, the Company adopted a new revenue recognition standard effective January 1, 2018. This new standard requires a number of disclosures intended to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and the related cash flows, which are included below as of and for the years ended December 31, 2019 and 2018; disclosures required by previous revenue recognition guidance for the year ended December 31, 2017 are also noted in further detail below.
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
Revenues recognized over time:
Food and Beverage	$282.9	$309.0
Industrial	60.8	94.3
Total revenues recognized over time	$343.7	$403.3
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and OE revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the years ended December 31, 2019 and 2018:

	Year ended December 31, 2019				Year ended December 31, 2018
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$453.6	(1)	$249.3	$702.9	$491.8	(1)	$252.1	$743.9
Industrial	540.8		262.9	803.7	575.6		274.4	850.0
Total revenues	$994.4		$512.2	$1,506.6	$1,067.4		$526.5	$1,593.9
(1) Includes $243.9 and $280.9 for the years ended December 31, 2019 and 2018, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
Contract Balances:
Our contract accounts receivable, assets and liabilities as of December 31, 2019 and 2018, respectively, and changes in such balances, were as follows:

	December 31, 2019	December 31, 2018	Change(1)
Contract accounts receivable(2)	$231.9	$263.9	$(32.0)
Contract assets	27.3	33.8	(6.5)
Contract liabilities	(116.3)	(136.4)	20.1
Net contract balance	$142.9	$161.3	$(18.4)
(1) The $18.4 decrease in our net contract balance from December 31, 2018 to December 31, 2019 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2) Included in “Accounts receivable, net” in our consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
During the years ended December 31, 2019 and 2018, we recognized revenues of $124.0 and $140.0 related to contract liabilities outstanding as of December 31, 2018 and January 1, 2018, respectively.
Contract Costs:
As of December 31, 2019 and 2018, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in our consolidated balance sheets.
Remaining Performance Obligations:
As of December 31, 2019 and 2018, the aggregate amount of our remaining performance obligations was $519.2 and $577.5, respectively. The Company expects to recognize revenue on approximately 90% and substantially all of our remaining performance obligations outstanding as of December 31, 2019 within the next 12 and 24 months, respectively.
Revenues recognized under the percentage-of-completion method (2017):
The Company recognized $234.8 in revenues under the percentage-of-completion method for the year ended December 31, 2017.
(7) LEASES
As discussed in Note 3, the Company adopted a new lease accounting standard effective January 1, 2019. This new standard requires a number of disclosures which are included below as of and for the year ended December 31, 2019; disclosures required by previous lease accounting guidance as of and for the years ended December 31, 2018 and 2017 are also noted in further detail below.
The components of operating and finance lease ROU assets and liabilities as of December 31, 2019 were as follows:

	December 31, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.5	Property, plant and equipment, net
Operating lease ROU assets	48.8	Other assets
Current portion of operating lease liabilities	15.4	Accrued expenses
Current portion of finance lease liabilities	0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.5	Long-term debt
Long-term operating lease liabilities	40.4	Other long-term liabilities
Assets held through finance lease agreements at December 31, 2019 and capital lease agreements at December 31, 2018 comprise the following:

	December 31,
	2019	2018
Buildings	$0.4	$7.5
Machinery and equipment	0.5	0.3
Total	0.9	7.8
Less: accumulated depreciation	(0.4)	(1.0)
Net book value	$0.5	$6.8
Our current and long-term capital lease obligations as of December 31, 2018 were $0.8 and $6.4, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The components of lease expense for the year ended December 31, 2019 were as follows:

Year ended December 31,
2019(1)
Operating lease cost(2)	$18.9
Short-term lease cost(2)	2.7
Variable lease cost(2)	0.7
Total lease cost	$22.3
(1)Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the year ended December 31, 2019.
(2)Included in “Cost of products sold” and “Selling, general and administrative” in our consolidated statement of operations.
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $23.6 in 2018 and $23.9 in 2017.
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of December 31, 2019 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2020	$16.5	$0.2	$16.7
2021	12.1	0.2	12.3
2022	8.7	0.1	8.8
2023	6.6	0.1	6.7
2024	9.3	0.1	9.4
Thereafter	10.5	—	10.5
Total lease payments	63.7	0.7	64.4
Less: interest	7.9	0.1	8.0
Present value of lease liabilities	$55.8	$0.6	$56.4
Key assumptions used in accounting for our operating and finance leases as of December 31, 2019 were as follows:

December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	6.0
Finance leases	4.3
Weighted-average discount rate:
Operating leases	4.49%
Finance leases	5.32%
Cash flows and non-cash activities related to our operating and finance leases for the year ended December 31, 2019 were as follows:

Year ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$19.3
Operating cash flows paid for finance leases	—
Financing cash flows paid for finance leases	0.1
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	13.9
Finance lease ROU assets obtained in exchange for new finance lease liabilities	0.4

(8) RESTRUCTURING AND OTHER RELATED CHARGES
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
Restructuring and other related charges of $9.3 and $7.6 during 2019 and 2018, respectively, included, among other actions described below, severance and other costs associated with the rationalization of a business primarily associated with the execution of large dry-dairy systems projects in the Food and Beverage segment, initiated during the fourth quarter of 2018 and then subsequently broadened during 2019. See Note 10 below for intangible and tangible long-lived asset impairment charges recognized during the fourth quarter of 2018 which also resulted from management’s conclusion to rationalize this business and reduce the Company’s exposure to this market.
During 2017, we finalized our execution of a multi-year plan to transition our enterprise to an operating company. As part of this plan, we announced our intent to further optimize our global footprint, streamline business processes and reduce selling, general and administrative expense through a global realignment program. The realignment program was intended to reduce costs across operating sites and corporate and global functions, in part by making structural changes and process enhancements which allow us to operate more efficiently. Restructuring and other related charges of $12.9 in 2017 were substantially associated with this program and included costs associated primarily with employee termination and facility consolidation.
The components of the charges have been computed based on expected cash payouts, including severance and other employee benefits based on existing severance policies, local laws, and other estimated exit costs. Liabilities for exit costs including, among other things, severance and other employee benefit costs, are measured initially at their fair value and recorded when incurred. With the exception of certain employee termination obligations, which are not material to our consolidated financial statements, we anticipate that liabilities related to restructuring actions as of December 31, 2019 will be paid within one year from the period in which the action was initiated.
Restructuring and other related charges for the years ended December 31, 2019, 2018 and 2017 are described in more detail below and in the applicable sections that follow:

	Year ended December 31,
	2019	2018	2017
Employee termination costs	$9.3	$6.6	$10.0
Facility consolidation costs	—	1.0	2.9
Total	$9.3	$7.6	$12.9
Restructuring and Other Related Charges by Reportable Segment
2019 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Food and Beverage	$3.9	$—	$3.9
Industrial	3.1	—	3.1
Other	2.3	—	2.3
Total	$9.3	$—	$9.3
Food and Beverage—Charges for 2019 related primarily to severance and other costs associated with (i) the further rationalization, initiated during the fourth quarter of 2018, of a business associated with the execution of large dry-dairy systems projects, as well as (ii) the closure of a facility in South America. Once completed, these restructuring activities are expected to result in the termination of approximately 40 employees.
Industrial—Charges for 2019 related primarily to severance and other costs associated with (i) the closure of a manufacturing facility in the U.S. and consolidation and relocation of that facility into an existing manufacturing facility in the same region, (ii) certain operations personnel in the EMEA region, and (iii) the closure of a sales office and service center in North America. Once completed, these restructuring activities are expected to result in the termination of approximately 70 employees.
Other—Charges for 2019 related primarily to severance and other costs associated with the rationalization of certain corporate support functions. Once completed, these restructuring activities are expected to result in the termination of approximately 20 employees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Expected charges still to be incurred under actions approved as of December 31, 2019 are approximately $0.5.
2018 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Food and Beverage	$4.4	$0.9	$5.3
Industrial	2.3	0.1	2.4
Other	(0.1)	—	(0.1)
Total	$6.6	$1.0	$7.6
Food and Beverage—Charges for 2018 related primarily to severance and other costs of $3.5 associated with the rationalization of the business associated with the execution of large dry-dairy systems projects described above. Charges also included severance and other costs related to the reorganization of the segment's commercial function in the EMEA region, and to a further consolidation of our facilities in Poland, including the lease cancellation and other exit costs of $0.8 associated with a former facility. These restructuring activities resulted in the termination of 58 employees.
Industrial—Charges for 2018 related primarily to severance and other costs associated with (i) operations and commercial personnel in North America and the Asia Pacific region, partially offset by (ii) revisions of estimates related to certain previously announced restructuring activities. These restructuring activities resulted in the termination of 32 employees.
2017 Charges:
Charges for 2017 noted below related to our global realignment program.

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Food and Beverage	$6.6	$1.6	$8.2
Industrial	3.6	1.3	4.9
Other	(0.2)	—	(0.2)
Total	$10.0	$2.9	$12.9
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
Industrial—Charges for 2017 related primarily to severance and other costs associated with (i) the consolidation and relocation of the manufacturing operations of facilities in Sweden and the Netherlands to existing facilities in Poland and other locations and (ii) the reorganization and consolidation of certain commercial, engineering, operational and administrative functions across all regions in which the segment operates, partially offset by (iii) revisions of estimates for severance and other costs related to the previously planned consolidation and relocation of a manufacturing facility in the U.S. These restructuring activities resulted in the termination of 131 employees.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our consolidated balance sheets) for the years ended December 31, 2019, 2018 and 2017:

	December 31,
	2019	2018	2017
Balance at beginning of year	$7.1	$10.7	$26.7
Restructuring and other related charges	9.3	7.6	12.9
Utilization — cash	(8.3)	(11.2)	(30.9)
Currency translation adjustment and other	(0.5)	—	2.0
Balance at end of year	$7.6	$7.1	$10.7

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(9) INVENTORIES, NET
Inventories at December 31, 2019 and 2018 comprised the following:

	December 31,
	2019	2018
Finished goods	$82.5	$79.1
Work in process	47.0	57.3
Raw materials and purchased parts	85.9	91.3
Total FIFO cost	215.4	227.7
Excess of FIFO cost over LIFO inventory value	(7.3)	(7.2)
Total inventories	$208.1	$220.5
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 11% of total inventory at December 31, 2019 and 2018. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(10) GOODWILL, OTHER INTANGIBLE ASSETS, AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2019 were as follows:

	December 31, 2018	Impairments	Foreign Currency Translation and Other	December 31, 2019
Food and Beverage	$261.5	$—	$(4.0)	$257.5
Industrial(1)	288.9	—	(1.3)	287.6
Total	$550.4	$—	$(5.3)	$545.1
(1)The carrying amount of goodwill included $133.6 of accumulated impairments as of December 31, 2019 and 2018. As noted above, in connection with the reclassification of the substantial portion of our former Power and Energy reportable segment (excluding primarily the Bran+Luebbe product line of that former segment) to discontinued operations, as discussed further in Note 4, and the retention and reclassification of the Bran+Luebbe product line into our Industrial reportable segment, we performed a re-allocation of our former Power and Energy goodwill balance between the Disposal Group and the business being retained. This resulted in a net increase in Industrial reportable segment goodwill of $70.0 as of December 31, 2018 and a corresponding reduction in the goodwill of the former Power and Energy segment. The goodwill balance of the Industrial reportable segment as of December 31, 2018 reflects this reclassification.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2018 were as follows:

	December 31, 2017	Impairments	Foreign Currency Translation and Other	December 31, 2018
Food and Beverage	$271.8	$—	$(10.3)	$261.5
Industrial(1)	297.7	—	(8.8)	288.9
Total	$569.5	$—	$(19.1)	$550.4
(1)The carrying amount of goodwill included $133.6 and $134.2 of accumulated impairments as of December 31, 2018 and 2017, respectively. As noted above, we performed a re-allocation of our former Power and Energy goodwill balance between the Disposal Group and the portion of that business being retained. This resulted in net increases in Industrial reportable segment goodwill of $70.0 and $70.6 as of December 31, 2018 and 2017, respectively, and corresponding reductions in the goodwill of the former Power and Energy segment. The goodwill balances of the Industrial reportable segment noted above reflect these reclassifications.
Goodwill Impairment Tests
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2019 and 2018. The estimated fair value of both of our reporting units significantly exceeded its respective carrying value. See Note 4 for further discussion of management’s evaluation of the net carrying value of discontinued operations, relative to estimated fair value less costs to sell, in 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Other Intangibles, Net
Identifiable intangible assets were as follows:

	December 31, 2019			December 31, 2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$124.7	$(97.5)	$27.2	$125.8	$(90.2)	$35.6
Technology	61.7	(46.6)	15.1	62.1	(43.5)	18.6
Patents	5.6	(4.5)	1.1	5.7	(4.3)	1.4
Other	8.1	(8.1)	—	8.1	(8.1)	—
	200.1	(156.7)	43.4	201.7	(146.1)	55.6
Trademarks with indefinite lives	164.7	—	164.7	163.6	—	163.6
Total	$364.8	$(156.7)	$208.1	$365.3	$(146.1)	$219.2
Amortization expense was $11.4, $13.2 and $13.8 for the years ended December 31, 2019, 2018 and 2017, respectively. Estimated amortization expense related to these intangible assets is $10.5 in 2020, $10.0 in 2021, $7.1 in 2022, $2.9 in 2023 and $2.4 in 2024.
At December 31, 2019, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $27.6 in Food and Beverage and $15.8 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $98.3 in Food and Beverage and $66.4 in Industrial.
Intangible Impairment Tests (2019 and 2018) and Charges (2018)
Management performed its annual 2019 indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter of 2019. Based on the results of our annual indefinite-lived intangible asset impairment testing in 2019, we determined that the estimated fair value of each of our indefinite-lived intangible assets exceeded its respective carrying value by at least 26%. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2019 related primarily to foreign currency translation.
Management performed its annual 2018 indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter of 2018. Based on the results of this impairment testing in 2018, we determined that the estimated fair value of the trademark of a business associated with the execution of large dry-dairy systems projects in our Food and Beverage segment was impaired. Concurrently, during the fourth quarter of 2018, management concluded to rationalize this business, and we recorded an impairment charge of $8.3 related to the technology assets and of $1.4 related to the trademark associated with this business. Each of our other indefinite-lived intangible assets exceeded its respective carrying value by at least 23%. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2018 related to these impairments and to foreign currency translation.
Tangible Long-Lived Asset Impairment Charges
2019 Charges:
Asset impairment charges for 2019 included primarily a tangible long-lived asset impairment charge of $10.8 that resulted from management’s decision to market a corporate asset for sale. That asset, which had an estimated fair value of $4.0, was marketed for sale beginning in the third quarter of 2019, and was subsequently sold during the fourth quarter of 2019 with no further impact to the Company’s results of operations. To a lesser extent, asset impairment charges included a charge of $0.2 related to the impairment of an ROU asset, resulting from the decision to close a sales and service facility of our Industrial segment in Denmark during the fourth quarter of 2019 and a tangible long-lived asset impairment charge of $0.2 in our Industrial segment.
2018 Charges:
In addition to the $9.7 of intangible asset impairment charges noted above, asset impairment charges for 2018 included tangible long-lived asset impairment charges of $4.5 associated with the rationalization of the business associated

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
with the execution of large dry-dairy systems projects described above and, to a lesser extent, $0.2 related to tangible long-lived assets in our Industrial segment.
2017 Charges:
Asset impairment charges for 2017 included tangible long-lived asset impairment charges of $3.6 in connection with the sale of certain corporate assets during the year, $0.8 related to certain corporate-based information technology assets, and $0.5 related to a Food and Beverage segment product line which was exited and formerly based primarily in the EMEA region.
(11) EMPLOYEE BENEFIT PLANS
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
Plan Assets—Our investment strategy is based on the protection and long-term growth of principal while mitigating overall investment risk. Our foreign defined benefit pension plans’ assets, with fair values of $6.6 and $6.1 at December 31, 2019 and 2018, respectively, are invested in insurance contracts and classified as Level 3 assets in the fair value hierarchy. During 2019 and 2018, there were no transfers between levels of the fair value hierarchy for any of our plans, and no shares of SPX FLOW common stock were held by our defined benefit pension plans as of December 31, 2019 and 2018. Our domestic nonqualified pension and postretirement benefit plans are unfunded and therefore have no plan assets.
Employer Contributions—Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay-as-you-go basis in the form of direct benefit payments. In 2019, we made contributions of $0.5 to our foreign plans that are funded. In addition, we made direct benefit payments of $2.1 related to our foreign plans that are unfunded. Our domestic nonqualified pension and postretirement plans are funded by us on a pay-as-you-go basis. We made direct benefit payments of $6.4 related to these plans in 2019.
In 2020, we expect to make minimum required funding contributions of $0.5 and direct benefit payments of $2.0 related to our foreign pension plans and direct benefit payments of $0.1 related to our domestic nonqualified pension and postretirement benefit plans.
Estimated Future Benefit Payments—Following is a summary, as of December 31, 2019, of the estimated future benefit payments for our foreign and domestic pension plans and our domestic postretirement plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our unfunded plans.

	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Postretirement Benefits
2020	$2.4	$—	$0.1
2021	2.6	—	0.1
2022	2.1	—	0.1
2023	2.3	—	0.1
2024	2.3	—	0.1
Subsequent five years	13.3	2.8	0.6
The expected future benefit payments for our plans are estimated based on the same assumptions used at December 31, 2019 to measure our obligations and include benefits attributable to estimated future employee service, to the extent applicable.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Obligations and Funded Status—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The following tables show the foreign and domestic pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2019	2018	2019	2018	2019	2018
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$47.3	$46.1	$10.7	$9.8	$4.0	$4.3
Service cost	0.8	0.6	—	1.0	0.1	0.1
Interest cost	0.7	0.7	0.2	0.3	0.2	0.2
Actuarial losses (gains)	4.5	(1.9)	0.7	(0.3)	0.4	(0.4)
Benefits paid	(2.4)	(2.5)	(6.3)	—	(0.1)	—
Recognition of plans previously accounted for as defined contribution plans	—	6.1	—	—	—	—
Curtailment gains	—	—	—	(0.1)	—	(0.2)
Foreign exchange and other	(0.9)	(1.8)	—	—	—	—
Projected benefit obligation - end of year	$50.0	$47.3	$5.3	$10.7	$4.6	$4.0

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2019	2018	2019	2018	2019	2018
Change in plan assets:
Fair value of plan assets - beginning of year	$6.1	$0.7	$—	$—	$—	$—
Actual return on plan assets	0.3	—	—	—	—	—
Contributions (employer and employee)	0.6	0.3	—	—	—	—
Benefits paid	(0.3)	(0.3)	—	—	—	—
Recognition of plans previously accounted for as defined contribution plans	—	5.5	—	—	—	—
Foreign exchange and other	(0.1)	(0.1)	—	—	—	—
Fair value of plan assets - end of year	$6.6	$6.1	$—	$—	$—	$—
Funded status at year-end	(43.4)	(41.2)	(5.3)	(10.7)	(4.6)	(4.0)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(2.0)	(2.0)	—	(6.2)	(0.1)	(0.1)
Other long-term liabilities	(41.4)	(39.2)	(5.3)	(4.5)	(4.5)	(3.9)
Net amount recognized	$(43.4)	$(41.2)	$(5.3)	$(10.7)	$(4.6)	$(4.0)
Amount recognized in accumulated other comprehensive loss (pre-tax) consists of net prior service costs	$0.1	$0.1	$—	$—	$—	$—
The accumulated benefit obligation for each foreign pension plan exceeded the fair value of its plan assets at December 31, 2019 and 2018. The accumulated benefit obligation for all foreign pension plans was $48.6 and $46.1 at December 31, 2019 and 2018, respectively. The accumulated benefit obligation for the domestic nonqualified pension plan was $5.3 and $10.7 at December 31, 2019 and 2018, respectively. The accumulated benefit obligation for the domestic postretirement plan was $4.6 and $4.0 at December 31, 2019 and 2018, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)—Net periodic pension benefit expense (income) for our foreign and domestic pension plans and domestic postretirement plan included the following components:

	Year ended December 31, (1)
	Foreign Pension Plans			Domestic Pension Plan			Domestic Postretirement Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost(2)	$0.8	$0.6	$0.4	$—	$1.0	$0.7	$0.1	$0.1	$0.1
Interest cost	0.7	0.7	0.8	0.2	0.3	0.3	0.2	0.2	0.1
Expected return on plan assets	(0.2)	(0.1)	(0.1)	—	—	—	—	—	—
Curtailment gains(3)	—	—	(1.1)	—	(0.1)	—	—	(0.2)	—
Recognized net actuarial losses (gains)(4)	4.4	(1.3)	(1.6)	0.7	(0.3)	0.5	0.4	(0.4)	0.2
Total net periodic pension/postretirement benefit expense (income)	$5.7	$(0.1)	$(1.6)	$0.9	$0.9	$1.5	$0.7	$(0.3)	$0.4
(1)Service cost is classified in “Selling, general and administrative” expense and all other components of net periodic pension and postretirement expense (income) are classified in “Other income (expense), net” in our accompanying consolidated statements of operations for each year presented.
(2)Service cost in 2018 of the domestic pension plan includes $0.2 related to the accelerated vesting of a year of service credit related to the resignation of a former participant in the plan during the fourth quarter of 2018.
(3)Curtailment gains in 2018 of the domestic pension and postretirement plans are related to the resignation during the fourth quarter of 2018 of a former participant in those plans. Curtailment gain in 2017 of the foreign pension plans is related to the cessation of accrual of future benefits by participants in a defined benefit pension plan in the Netherlands during the first quarter. The accumulated obligations for future pension payments to participants in this plan were also transferred to an insurance company at that time. Under the agreement, the insurance company irrevocably assumed the obligation to make future pension payments to the approximately 60 participants of the plan.
(4)Consists of reported actuarial losses (gains) and the difference between actual and expected returns on plan assets. For 2019, the amount related to the domestic pension plan also includes a $0.2 charge related to the effects of a partial settlement and remeasurement of that plan, resulting from the lump sum payment of a former officer’s pension obligation during the year. For 2018, the amount related to foreign pension plans also includes a cumulative charge of $0.6 related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.
Assumptions—Actuarial assumptions used in accounting for our foreign pension plans and domestic nonqualified pension plan, were as follows:

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan
	2019	2018	2017	2019	2018	2017
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	1.52%	1.51%	1.54%	4.11%	3.49%	3.82%
Rate of increase in compensation levels	2.71%	2.50%	2.68%	N/A	2.50%	2.50%
Expected long-term rate of return on assets	3.37%	1.00%	1.82%	N/A	N/A	N/A
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	0.76%	1.52%	1.51%	2.92%	4.11%	3.49%
Rate of increase in compensation levels	2.72%	2.71%	2.50%	N/A	N/A	2.50%
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Actuarial assumptions used in accounting for our domestic postretirement plan were as follows:

	Year ended December 31,
	2019	2018	2017
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.75%	7.00%	7.25%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	4.55%	3.79%	4.32%
Discount rate used in determining year-end postretirement benefit obligation	3.72%	4.55%	3.79%
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
As of the market close on March 29, 2018, the Company amended the 401(k) Plan to institute a freeze of new investments (whether through contributions, transfers, exchanges or rebalancing) directed into the SPX FLOW Stock Fund investment option provided under the 401(k) Plan. All Company matching contributions to the 401(k) Plan related to payroll periods ending after March 29, 2018 have been contributed in cash instead of Company common stock and, as a result of this change, Company matching contributions after such date have not impacted the number of outstanding shares or “Paid-In Capital.” Amounts contributed under the 401(k) Plan for the years ended December 31, 2019, 2018 and 2017 were $6.3, $6.6 and $5.7, respectively.
(12) INCOME TAXES
Income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2019	2018	2017
Income (loss) before income taxes:
United States	$78.8	$97.3	$95.8
Foreign	6.7	(25.5)	(59.2)
	$85.5	$71.8	$36.6
Provision for (benefit from) income taxes:
Current:
United States	$(18.1)	$33.4	$23.5
Foreign	35.6	18.5	9.9
Total current	17.5	51.9	33.4
Deferred and other:
United States	6.4	0.3	(30.3)
Foreign	5.0	9.1	(0.5)
Total deferred and other	11.4	9.4	(30.8)
Total provision	$28.9	$61.3	$2.6

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2019	2018	2017
Tax at U.S. federal statutory rate	21.0%	21.0%	35.0%
State and local taxes, net of U.S. federal benefit	1.6	2.5	1.8
U.S. credits and exemptions	(9.3)	(5.0)	(13.6)
Tax rate differential on foreign earnings	(1.7)	18.4	15.2
Adjustments to uncertain tax positions	(0.6)	0.2	(11.7)
Changes in valuation allowance	19.9	15.4	25.4
Tax on repatriation of foreign earnings	(7.0)	30.6	148.8
U.S. federal rate change	—	0.3	(194.9)
Stock compensation	(0.1)	0.2	3.6
Tax on transfer to non-U.S. affiliates	7.0	—	—
Other	3.0	1.8	(2.5)
	33.8%	85.4%	7.1%
Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Net operating loss and credit carryforwards	$378.7	$338.3
Pension, other postretirement and postemployment benefits	8.9	9.1
Payroll and compensation	11.9	13.5
Working capital accruals	10.2	10.1
Accelerated depreciation	3.7	0.1
Other	53.1	44.3
Total deferred tax assets	466.5	415.4
Valuation allowance	(152.1)	(82.5)
Net deferred tax assets	314.4	332.9
Deferred tax liabilities:
Intangible assets recorded in acquisitions	33.4	39.4
Basis difference in affiliates	208.8	266.8
Other	6.9	4.1
Total deferred tax liabilities	249.1	310.3
	$65.3	$22.6
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
At December 31, 2019, we had the following tax loss carryforwards available: tax loss carryforwards of various foreign jurisdictions of approximately $1,541.3, federal interest carryforwards of $11.6 and state tax carryforwards of approximately $89.6. Of these amounts, a negligible amount expires in 2020 and $357.0 expires at various times between 2021 and 2039. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $69.6 in 2019 and $6.0 in 2018. Of the net changes in 2019 and 2018, $17.0 and $11.1 were recognized as an increase in tax expense. The increase in the valuation allowance during 2019 was primarily due to current year losses carried forward and an outside bais difference recorded through tax expense of discontinued operations partially offset by previously carried forward losses which were written off during the year as a result of entity rationalization. The increase in the valuation allowance during 2018 was primarily due to net current year losses carried forward partially offset by the impact of a stronger U.S. dollar on foreign currency-denominated balances.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
Generally, it has been our practice and intention to reinvest the earnings of most of our non-U.S. subsidiaries in those operations with a few limited exceptions. The Tax Cuts and Jobs Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax. The transition tax substantially eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding and certain state taxes. For 2019, the Company decided not to reinvest the current year earnings of its primary operations in China, Chile and South Korea to the extent those earnings are available for distribution. Otherwise, the Company intends to continue to indefinitely reinvest the earnings of our non-U.S. subsidiaries, with certain minor exceptions.
As of December 31, 2019, we have recorded a provision of $4.1 for foreign withholding and state taxes on the earnings we expect to repatriate.
Unrecognized Tax Benefits
As of December 31, 2019, we had gross unrecognized tax benefits of $18.7 (net unrecognized tax benefits of $17.4), of which $12.4, if recognized, would impact our effective tax rate from continuing operations. Similarly, as of December 31, 2018, we had gross unrecognized tax benefits of $5.3 (net unrecognized tax benefits of $2.9).
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2019, gross accrued interest totaled $0.5 (net accrued interest of $0.4), while the related amount as of December 31, 2018 was $0.3 (net accrued interest of $0.2). Our income tax provision for the years ended December 31, 2019, 2018 and 2017 included gross interest expense (income) of $0.2, $0.1 and $(1.5), respectively. There were no significant penalties recorded during any year presented.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.0 to $2.0. The previously unrecognized tax benefits relate to transfer pricing matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017
Unrecognized tax benefit - beginning of year	$5.3	$5.6	$13.9
Gross increases - tax positions in prior period	15.9	1.2	—
Gross decreases - tax positions in prior period	(0.8)	(0.4)	(2.3)
Gross increases - tax positions in current period	—	0.2	0.4
Settlements	—	—	—
Lapse of statute of limitations	(1.7)	(1.3)	(6.4)
Change due to foreign currency exchange rates	—	—	—
Unrecognized tax benefit - end of year	$18.7	$5.3	$5.6

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Other Tax Matters
During 2019, we recorded an income tax provision of $28.9 on $85.5 of income before income taxes, resulting in an effective tax rate of 33.8%. The effective tax rate for 2019 was impacted by income tax charges of (i) $6.9 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses or credits is not expected to be realized, (ii) $3.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (iii) $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities, partially offset by income tax benefits of (1) $1.8 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets and (2) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.
During 2018, our effective tax rate of 85.4% was impacted by income tax charges of (i) $22.2 for adjustments to the deemed repatriation tax and related elections and (ii) $9.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During 2017, our effective tax rate of 7.1% was impacted by an income tax benefit of $71.2 related to revaluation of our net deferred tax liabilities resulting from the change in the U.S. federal tax rate, including the reduction for earnings that were not indefinitely reinvested, and income tax charges of (i) $50.4 for the deemed repatriation tax and (ii) $10.4 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
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
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2020. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(13) INDEBTEDNESS
Debt at December 31, 2019 and 2018 was comprised of the following:

	December 31,
	2019	2018
Term loan, due in June 2022	$100.0	$—
Former term loan(1)	—	140.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	21.3	33.1
Less: deferred financing fees(3)	(6.8)	(8.0)
Total debt	714.5	765.1
Less: short-term debt	20.7	26.0
Less: current maturities of long-term debt	0.1	20.8
Total long-term debt	$693.7	$718.3
(1)This formerly outstanding term loan was fully repaid during the second quarter of 2019. See further discussion under “Senior Credit Facilities.”
(2)Primarily includes finance lease obligations (previously “capital lease obligations” in 2018 under prior accounting guidance) of $0.6 and $7.2 and balances under a purchase card program of $20.4 and $23.0 as of December 31, 2019 and 2018, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt. See Notes 3 and 7 for further discussion regarding our adoption of a new lease accounting standard during the first quarter of 2019 and the impact of such adoption on our capital lease obligations.
(3)Deferred financing fees were comprised of fees related to the term loans and senior notes. As described further below under “Senior Credit Facilities,” we amended and restated our senior credit facilities in June 2019. In connection with this amendment, we recognized $1.0 of expense, classified as a component of “Interest expense, net” in our accompanying consolidated statement of operations during the year ended December 31, 2019, related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility.
Debt payable during each of the five years subsequent to December 31, 2019 is $20.8, $0.2, $100.1, $0.1 and $300.1, respectively.
Senior Credit Facilities
On June 27, 2019, we amended and restated our senior credit facilities with a syndicate of lenders that provide for committed senior secured financing in the aggregate initial principal amount of $750.0, consisting of the following:
•A term loan facility in an aggregate initial principal amount of $100.0, with a final maturity of June 27, 2022;
•A domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0, with a final maturity of June 27, 2024;
•A global revolving credit facility, available for loans in Euros, British Pound and other currencies, in an aggregate principal amount up to the equivalent of $300.0, with a final maturity of June 27, 2024; and
•A bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, British Pound and other currencies, in an aggregate principal amount up to the equivalent of $150.0, with a final maturity of June 27, 2024.
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
The fees for bilateral foreign credit commitments are as specified above for foreign credit instrument commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of letters of credit at rates of 0.125% per annum.
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
Indebtedness under our senior credit facilities is guaranteed by:
•Each existing and subsequently acquired or organized domestic material subsidiary with specified exceptions; and
•The Company with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the bilateral foreign credit instrument facility.

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
Our senior credit facilities require that we maintain:
•A Consolidated Interest Coverage Ratio (as defined in the amended and restated credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.00 to 1.00; and
•A Consolidated Leverage Ratio (as defined in the amended and restated credit agreement) as of the last day of any fiscal quarter of not more than 4.00 to 1.00.
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
At December 31, 2019, we had $494.9 of borrowing capacity under our revolving credit facilities after giving effect to $5.1 reserved for outstanding letters of credit. In addition, at December 31, 2019, we had $69.6 of available issuance capacity under our foreign credit instrument facilities after giving effect to $80.4 reserved for outstanding bank guarantees. In addition, we had $9.6 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 3.1% and 4.3% at December 31, 2019 and 2018, respectively.
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
The Notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, and are effectively junior to our senior credit facilities. The Notes are guaranteed by all of our existing and future domestic subsidiaries that guarantee our senior credit facilities, subject to certain exceptions. The likelihood of our domestic subsidiaries having to make payments under the guarantee is considered remote.
Each of the Indentures contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) grant liens on its assets; (ii) enter into sale and leaseback transactions; and (iii) consummate mergers or transfer certain of its assets.
Other
In September 2018, we entered into a trade receivables financing arrangement under which we could borrow, on a continuous basis, up to $50.0, depending on our trade receivables balance and other factors. The arrangement had a final maturity of September 20, 2019; however, in May 2019, we terminated this arrangement. There were no outstanding borrowings under this former facility at the date of termination, and the write-off of deferred financing fees related to this former facility was less than $0.1.
At December 31, 2019, in addition to the revolving lines of credit described above, we had approximately $9.5 of letters of credit outstanding under separate arrangements in China and India.
At December 31, 2019, we were in compliance with all covenants of our senior credit facilities and senior notes.
(14) DERIVATIVE FINANCIAL INSTRUMENTS
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
We had FX forward contracts with an aggregate notional amount of $83.3 and $65.3 outstanding as of December 31, 2019 and 2018, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.9 and $3.1 at December 31, 2019 and 2018, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.2 and $0.3, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2019 and 2018, respectively. The net losses recorded in “Other income

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(expense), net” related to FX losses totaled $3.1, $7.4 and $2.3 for the years ended December 31, 2019, 2018 and 2017, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.3 and $0.7 (gross assets) and $0.0 and $0.2 (gross liabilities) at December 31, 2019 and 2018, respectively.
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
        We have credit loss exposure in the event of nonperformance by counterparties to the above financial instruments, but have no other off-balance-sheet credit risk of accounting loss. Except as is provided for in our accompanying consolidated balance sheets through an allowance for uncollectible accounts for certain accounts receivable, we anticipate that counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support financial instruments subject to credit risk, but we do monitor the credit standing of counterparties.
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
(15) EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Year ended December 31,
	2019	2018	2017
Weighted-average shares outstanding, basic	42.465	42.197	41.799
Dilutive effect of share-based awards	0.221	0.436	0.384
Weighted-average shares outstanding, dilutive(1)	42.686	42.633	42.183
(1)For the years ended December 31, 2019 and 2018, 0.119 and 0.041, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2019, 2018 and 2017, 0.138, 0.223 and 0.202, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2019, 2018 and 2017, 0.342, 0.342 and 0.358, respectively, of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Each eligible non-officer employee received awards in 2015 that generally vested ratably over three years, subject only to the passage of time and a participant's continued employment during the vesting period. Officers of our former Parent received awards in 2015 that generally vested ratably over three years, subject to an internal performance metric and a participant's continued employment during the vesting period.
Our former Parent's restricted stock shares and restricted stock units that did not vest within the applicable vesting period were forfeited.
In connection with the Spin-Off, outstanding equity-based awards granted to SPX FLOW employees under our former Parent’s plan were converted into awards of the Company using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-Off. The conversion did not result in additional compensation expense.
Stock-Based Compensation - Awards Granted Subsequent to the Spin-Off
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 2.713 unissued shares of our common stock were available for future grant as of December 31, 2019. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted target performance awards during 2019, 2018, 2017 and 2016 in which the employee can earn between 50% and 150% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting periods, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2019, 2018, 2017 and 2016 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year periods from January 1, 2019, 2018, 2017 and 2016, respectively, through December 31, 2021, 2020, 2019 and 2018, respectively. In addition, certain eligible employees, including officers, were granted target performance awards during 2019, 2018 and 2017 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2021, 2020 and 2019, respectively (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible non-officer employees (2019, 2018, 2017 and 2016) and officers (2019) and restricted stock shares to eligible officers (2018, 2017 and 2016).
Eligible employees, including officers, also were granted awards during 2019 and 2018 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. These awards were issued as restricted stock units to eligible non-officer employees (2019 and 2018) and officers (2019) and restricted stock shares to eligible officers (2018). In addition, certain eligible employees, including officers, received restricted stock unit awards during 2016 that vest subject to attainment of an annual internal performance metric measured at the conclusion of the measurement period ended December 31, 2018 (including eligible employees’ continued employment during the measurement period). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
In accordance with terms of the Sale Agreement entered into with the Buyer, all awards granted to SPX FLOW employees who become future employees of the Buyer upon closing of the Transaction and that vest subject to the passage of time and the employees’ continued employment that would have otherwise vested within the twelve-month period following the closing date of the Transaction, will vest as of such closing date. Target performance awards granted in 2017 that vest subject to (i) SPX FLOW shareholder return versus the Composite Group or (ii) attainment of stated improvements in the

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
three-year average annual return on invested capital, vest according to the terms of the underlying award agreements (including continued employment during the measurement period). All other outstanding share-based awards to future employees of the Buyer that do not vest under these conditions are subject to forfeiture as of the closing date of the Transaction.
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
Non-employee directors received restricted stock share awards during 2019, 2018, 2017 and 2016 that vest or vested at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such periods.
Restricted stock share and unit awards granted to eligible employees during 2019, 2018 and 2017 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures). Restricted stock share and unit awards granted to eligible employees during 2016 included early retirement provisions which permitted recipients to be eligible for vesting generally upon reaching the age of 55 and completing five years of service (and, if applicable, subject to the attainment of performance measures).
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
Stock-Based Compensation Expense - All Awards
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the years ended December 31, 2019, 2018 and 2017, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2019	2018	2017
Stock-based compensation expense - continuing and discontinued operations	$13.7	$15.7	$15.9
Less: stock-based compensation expense recognized in discontinued operations	1.2	1.6	1.3
Stock-based compensation expense recognized in continuing operations	12.5	14.1	14.6
Income tax benefit	(2.9)	(3.4)	(5.2)
Stock-based compensation expense, net of income tax benefit	$9.6	$10.7	$9.4

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
In 2019, annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility as of the grant date. In 2018 and 2017, as SPX FLOW shares had been traded only since the Spin-Off in September 2015 (i.e., with less historical performance than the generally three-year vesting period of the related awards), annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility (since the Spin-Off) and the average historical volatility of the Composite Group, as of the grant dates. In all years, an expected annual dividend yield was not assumed as dividends are not currently granted on common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant dates.
The following table summarizes the unvested restricted stock share and restricted stock unit activity from December 31, 2016 through December 31, 2019:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2016	1.275	$37.89
Granted	0.486	35.18
Vested	(0.358)	42.05
Forfeited and other	(0.271)	49.35
Outstanding at December 31, 2017	1.132	32.65
Granted	0.404	48.63
Vested	(0.312)	39.01
Forfeited and other	(0.048)	33.88
Outstanding at December 31, 2018	1.176	36.40
Granted	0.546	34.51
Vested	(0.462)	32.95
Forfeited and other	(0.261)	31.51
Outstanding at December 31, 2019	0.999	38.24
As of December 31, 2019, there was $16.9 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements, of which $16.1 related to awards of employees associated with continuing operations. We expect this cost to be recognized over a weighted-average period of 1.7 years, including 1.8 years for awards of employees associated with continuing operations.

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
In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company, and the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015 were converted to SPX FLOW stock options. The number of outstanding SPX FLOW stock options was 0.342 as of December 31, 2019 and 2018 after reflecting 0.029 of forfeitures and expirations during 2017. All of the SPX FLOW stock options outstanding as of December 31, 2019 were exercisable. As a result of the conversion of the stock options in connection with the Spin-Off, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient’s termination of service as provided under the awards). Other terms of the SPX FLOW stock options are the same as those discussed above.
As of December 31, 2019, there was no unrecognized compensation cost related to stock options.
Accumulated Other Comprehensive Loss
Substantially all of AOCL as of December 31, 2019 and 2018 was foreign currency translation adjustment (there were unrealized losses of $0.2 and $0.3, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2019 and 2018, respectively, as discussed in Note 14). See the consolidated statements of comprehensive income (loss) for changes in AOCL for the years ended December 31, 2019, 2018 and 2017.
Common Stock in Treasury
During the years ended December 31, 2019 and 2018, “Common stock in treasury” was increased by $5.4 and $5.0, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
(16) LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
Litigation and Contingent Liabilities
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
During the first quarter of 2019, the Company received a payment demand from a customer related to a project in the Power and Energy business which is classified as discontinued operations. The demand and related claims arose from the Company’s supply of equipment used in a series of long-term nuclear power projects that was substantially completed several

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
years ago in terms of our production and revenue recognition. On September 30, 2019, the Company entered into a settlement agreement with the customer and paid $17.0 in accordance with the terms of the agreement. Accordingly, during the third quarter of 2019, we recorded a charge of $17.0 to “Cost of products sold” within the results of discontinued operations, related to the settlement. The agreement releases the Company from further claims by the customer, beyond the ordinary warranty obligations that are associated with the underlying project.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our consolidated balance sheets as of December 31, 2019 and 2018 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement as described in Note 17. Of the $20.3 of current exercise value of the put options outstanding as of December 31, 2019, options with a value of $11.2 became exercisable during 2018. If and when such options are exercised, we expect to settle the option value in cash.
(17)  FAIR VALUE
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:
•Level 1 — Quoted prices for identical instruments in active markets.
•Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 — Significant inputs to the valuation model are unobservable.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
As of December 31, 2019 and 2018, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.3 and $0.7 (gross assets) and $0.0 and $0.2 (gross liabilities), respectively. As of December 31, 2019, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
In connection with our adoption of new accounting guidance, we adjusted an investment in an equity security from its historical cost to estimated fair value during the fourth quarter of 2018. Utilizing a practical expedient, the fair value of our equity security upon adoption of the new accounting guidance was based on our ownership percentage, applied to the net asset value derived from the investee's most currently issued, audited financial statements at that time. Our investment in the equity security is reflected at its net asset value in “other assets” in our consolidated balance sheets as of December 31, 2019 and 2018 and the increase in our investment, based on the equity security’s most recently determined net asset value, is reflected in “Other income (expense), net” in our consolidated statement of operations during the year ended December 31, 2019. We are restricted from transferring this investment without approval of the manager of the investee.
The table below presents the changes in our investment in the equity security, measured at net asset value using a practical expedient to fair value guidance, for the years ended December 31, 2019 and 2018, respectively, including the increase in net asset value recorded to “Other income (expense), net.” As noted above, this investment was recognized at its historical cost (of $0.6) until the fourth quarter of 2018.

	Year ended December 31,
	2019	2018
Balance at beginning of year	$16.6	$0.6
Impact of conversion from historical cost to fair value	—	16.0
Increase in net asset value recorded to earnings	7.8	—
Proceeds received from partial distribution of investee	(2.6)	—
Balance at end of year	$21.8	$16.6
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 16 for further discussion.
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
During the year ended December 31, 2019, the Company recorded a pre-tax loss totaling $201.0 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the estimated proceeds expected to be received upon its disposition based on terms of the Sale Agreement with the Buyer, including consideration of net working capital and cash and debt of the Disposal Group as of December 31, 2019, and in respect of certain deductions, each as defined in the Sale Agreement (see Note 4 for further details regarding the Sale Agreement). As the loss on Disposal Group was determined not to be attributable to any individual components of the Company’s net assets of discontinuing operations, the aggregate loss has been reflected as a valuation allowance against the total assets of the Disposal Group as of December 31, 2019. The fair value of the Company’s Disposal Group reflects terms of the Sale Agreement with the Buyer as noted above and, as such, has been valued using unobservable inputs (Level 3). At December 31, 2019, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 4 for further information regarding the loss on Disposal Group and the associated valuation allowance.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
During 2018, we recorded impairment charges of $9.7 related to technology assets and trademarks and of $4.5 related to tangible long-lived assets of a business within our Food and Beverage reportable segment, as we determined that the fair values of such assets were less than the respective carrying values. At December 31, 2018, no other significant non-financial assets or liabilities were required to be measured at fair value on a recurring or non-recurring basis.
Refer to Note 10 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance/capital leases and deferred financing fees) not measured at fair value on a recurring basis as of December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan, due in June 2022(1)	$100.0	$100.0	$—	$—
Former term loan(1)	—	—	140.0	140.0
5.625% senior notes(1)	300.0	312.0	300.0	283.5
5.875% senior notes(1)	300.0	316.5	300.0	279.4
Other indebtedness	20.7	20.7	25.9	25.9
(1)Carrying amount reflected herein excludes related deferred financing fees.
The following methods and assumptions were used in estimating the fair value of these financial instruments:
•The fair values of the senior notes were determined using Level 2 inputs within the fair value hierarchy and were based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.
•The fair values of amounts outstanding under our term loans approximated carrying value due primarily to the variable-rate nature and credit spreads of these instruments, when compared to other similar instruments.
•The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(18) QUARTERLY RESULTS (UNAUDITED)

	First(1)(2)		Second(2)		Third(2)		Fourth(1)(2)
	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$373.4	$368.9	$385.4	$406.5	$383.5	$406.7	$364.3	$411.8
Gross profit	123.4	118.4	130.6	135.8	134.6	131.8	131.8	127.2
Income from continuing operations, net of tax(3)	15.0	8.8	11.3	13.5	17.1	24.8	13.2	(36.6)
Income (loss) from discontinued operations, net of tax(4)	5.1	6.5	50.9	9.9	(47.7)	7.7	(158.0)	10.1
Net income (loss)(3)(4)	20.1	15.3	62.2	23.4	(30.6)	32.5	(144.8)	(26.5)
Less: Net income (loss) attributable to noncontrolling interests	0.6	(0.2)	(0.4)	0.5	1.0	(0.2)	0.8	0.6
Net income (loss) attributable to SPX FLOW, Inc.	$19.5	$15.5	$62.6	$22.9	$(31.6)	$32.7	$(145.6)	$(27.1)

Basic income (loss) per share of common stock from continuing operations	$0.35	$0.21	$0.26	$0.31	$0.38	$0.58	$0.30	$(0.87)
Basic income (loss) per share of common stock from discontinued operations	0.11	0.16	1.21	0.23	(1.13)	0.19	(3.72)	0.23
Basic income (loss) per share of common stock	0.46	0.37	1.48	0.54	(0.74)	0.77	(3.42)	(0.64)
Diluted income (loss) per share of common stock from continuing operations	0.35	0.20	0.26	0.31	0.38	0.58	0.30	(0.87)
Diluted income (loss) per share of common stock from discontinued operations	0.11	0.16	1.21	0.23	(1.12)	0.19	(3.69)	0.23
Diluted income (loss) per share of common stock	0.46	0.36	1.47	0.54	(0.74)	0.77	(3.40)	(0.64)
(1)We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2019 were March 30, June 29, and September 28, compared to the respective March 31, June 30, and September 29, 2018 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2019 and one more day in the fourth quarter of 2019 than in the respective 2018 periods.
(2)During the fourth quarter of 2019 and based on a refinement of the definition of the business operations and legal entities to be included in the Disposal Group that resulted from execution of the Sale Agreement, we have reclassified certain net foreign currency losses of a legal entity based in Angola, previously included in the results of discontinued operations in prior quarterly periods, to continuing operations, as that legal entity is not subject to sale to the Buyer.
(3)During the fourth quarter of 2019, the income tax provision was impacted by an income tax charge of $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities offset by income tax benefits of (i) $2.0 resulting from the timing of losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.
During the third quarter of 2019, we recorded a pre-tax asset impairment charge of $10.8 that resulted from management’s decision to market a corporate asset for sale. That asset, which had an estimated fair value of $4.0, was marketed for sale beginning in the third quarter of 2019, and was subsequently sold during the fourth quarter of 2019 with no further impact to the Company’s results of operations.
During the first quarter of 2019, we recognized pre-tax income of $6.2 related to an increase in the net asset value of an investment in an equity security.
During the fourth quarter of 2018, we recorded pre-tax asset impairment charges of $14.2, related to the technology assets, tangible long-lived assets and trademarks of a business within our Food and Beverage reportable segment, and restructuring and other related pre-tax charges of $3.5 related to the rationalization of this business. No tax benefit resulted from these charges as we believe that it is more likely than not that we may not realize the benefit of the deferred tax assets associated with these charges.
During the fourth quarter of 2018, the income tax provision was impacted by income tax charges of (i) $19.6 for adjustments to the deemed repatriation tax, (ii) $9.1 resulting from a reduction of foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act and (iii) $7.7 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
During the first quarter of 2018, the income tax provision was impacted by, among other items, a benefit of $9.4 resulting from additional foreign tax credits available to the Company arising from distributions of income taxed under the transition tax provisions of the Tax Act.
(4)During the fourth and third quarters of 2019, we recorded pre-tax charges of $149.0 and $52.0, respectively, to reduce the carrying value of the net assets of the Company’s discontinued operations, including relevant foreign currency translation adjustment balances, to the estimated proceeds expected to be received upon its disposition based on terms of the Sale Agreement executed during the fourth quarter of 2019, including consideration of net working capital, cash and debt of the discontinued operations business as of December 31, 2019, and in respect of certain deductions, each as defined in the Sale Agreement.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
During the third quarter of 2019, we recorded a pre-tax charge of $17.0 to the results of discontinued operations related to the settlement of a previous payment demand from a customer related to a project of the discontinued operations business. This settlement was paid by the Company on September 30, 2019.
During the third and second quarters of 2019, the income tax benefits related to discontinued operations were impacted by benefits of $7.5 and $40.6, respectively, resulting from basis differences that will be realized through the disposition of the held-for-sale assets.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control framework and processes were designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and Directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2019, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2019 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)  Directors of the Company.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Election of Directors” and is incorporated herein by reference.
b)  Executive Officers of the Company.
Marcus G. Michael, 56, is President and Chief Executive Officer, and a director of the Company, since January 2016. He was previously President of our Food and Beverage segment. Prior to the Spin-Off, he was President, Flow Technology—Food and Beverage of SPX Corporation, and was appointed an officer of SPX in December 2014. He joined SPX Corporation in 2003 and prior to his most recent position held various senior positions within the company, including President of the company’s global evaporative and dry cooling businesses and President of Flow Technology’s EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.
Jaime M. Easley, 42, was appointed Vice President and Chief Financial Officer in December 2018. He was previously Corporate Controller and Chief Accounting Officer of the Company since the Spin-Off. Prior to the Spin-Off, he was Chief Financial Officer of the Industrial Products and Services segment of SPX Corporation from June 2014 through September 2015 and also served as Director of Internal Audit from 2011 through May 2014. Prior to joining SPX Corporation in 2011, Mr. Easley was a Senior Audit Manager and a Director in the Global Capital Markets Group at PricewaterhouseCoopers.
Kevin J. Eamigh, 49, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies organization, the role he previously held at SPX Corporation. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh began his career with IBM prior to co-founding PrimeSource Technologies, a business technology consulting firm.
Dwight A. K. Gibson, 45, is President, Food and Beverage and Industrial segments. Prior to joining the Company in June 2016, he served as President of Strategic Initiatives for Ingersoll Rand's Climate segment. He joined Ingersoll Rand in 2004 and served in a variety of general management, business development and product management roles. From October 2011 to June 2015, he served as Vice President and General Manager for the Thermo King Europe, Middle East and Africa truck and trailer business. Prior to joining Ingersoll Rand in 2004, he was a consultant with McKinsey and Company.
Belinda G. Hyde, 49, is Vice President and Chief Human Resources Officer. She was previously Vice President and Chief Human Resources Officer of SPX Corporation since July 2015. Ms. Hyde served as the Senior Vice President and Chief Human Resources Officer of Schnitzer Steel Industries, Inc. from October 2011 until joining SPX Corporation. Prior to joining Schnitzer, Ms. Hyde was Vice President of Human Resources with Celanese Corporation from 2008 to 2011. Previously, she led the talent management, development, and communications functions for biotech Life Technologies from 2005 to 2008. Ms. Hyde also worked at Dell Computer from 2000 to 2005 in a variety of human resources leadership positions.
Tyrone Jeffers, 46, is Vice President, Global Manufacturing and Supply Chain. Prior to joining the Company in April 2018, he served twenty-two years at General Electric in progressive roles in global manufacturing and supply chain, where he last served as Vice President of Infrastructure Management and Supply Chain Integration for General Electric’s Baker Hughes business.
José Larios, 45, is President, Power and Energy segment. Mr. Larios joined SPX Corporation in July 2015 as Vice President of Global Original Equipment Sales for Power and Energy prior to becoming President of the Power and Energy segment in August 2016 and President of the Industrial segment in January 2017. Prior to joining SPX Corporation, he served fifteen years at General Electric in progressive roles in sales, product management, marketing, operations and global commercial leadership, where he last served as Global Vice President of Sales for O&G Surface Products.

Peter J. Ryan, 40, was appointed Vice President, Secretary and General Counsel in June 2019. He was previously Deputy General Counsel of the Company beginning in April 2018. Prior to his role as Deputy General Counsel, Mr. Ryan was Assistant General Counsel of Securities and Corporate Governance from June 2016 through April 2018 and also served as Segment General Counsel of the Food and Beverage segment from the Spin-off through June 2016. Prior to the Spin-off, Mr. Ryan began his legal career with Kirkland & Ellis, LLP in Chicago before joining SPX Corporation in 2006.
Ryan Taylor, 44, was appointed Vice President and Chief Strategy Officer in December 2018. He was previously Vice President of Communications and Investor Relations of the Company since the Spin-Off. Prior to the Spin-Off, he led SPX Corporation’s investor relations efforts since 2005. Mr. Taylor joined SPX Corporation in 2001 in connection with its acquisition of United Dominion.
c) Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
d) Code of Ethics.
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e) Other Matters.
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.
ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders under the heading “Proposal 3 - Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 43 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 43 of this Form 10-K.
3.Exhibits. See Index to Exhibits.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February, 2020.

SPX FLOW, Inc.
(Registrant)

By	/s/ Jaime M. Easley
Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of February, 2020.

/s/ Marcus G. Michael	/s/ Jaime M. Easley
Marcus G. Michael	Jaime M. Easley
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ Robert F. Hull, Jr.	/s/ Majdi B. Abulaban
Robert F. Hull, Jr.	Majdi B. Abulaban
Non-Executive Chairman of the Board of Directors	Director

/s/ Anne K. Altman	/s/ Patrick D. Campbell
Anne K. Altman	Patrick D. Campbell
Director	Director

/s/ Emerson U. Fullwood	/s/ Suzanne B. Rowland
Emerson U. Fullwood	Suzanne B. Rowland
Director	Director

/s/ David V. Singer
David V. Singer
Director

INDEX TO EXHIBITS

Item No.	Description
2.1	Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
2.2	Purchase and Sale Agreement dated as of November 24, 2019 between SPX FLOW, Inc. and Boardwalk Parent LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 25, 2019 (file no. 1-37393).
3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
3.2	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018 (file no. 1-37393).
4.1	2024 Notes Indenture, dated as of August 10, 2016, by and among SPX FLOW, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (including form of 2024 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).
4.2	2026 Notes Indenture, dated as of August 10, 2016, by and among SPX FLOW, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (including form of 2026 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).
4.3	Description of Capital Stock.
10.1	Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.2	Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.3	Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.4*	SPX FLOW Stock Compensation Plan (as amended and restated as of May 8, 2019), incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders filed on March 28, 2019 (file no. 1-37393).
10.5*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	SPX FLOW Annual Enterprise Bonus Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
10.9*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019 filed on August 7, 2019 (file no. 1-37393).
10.13*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*	Form of Assignment and Assumption of and Amendment to Employment Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.15*	Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).

Item No.	Description
10.16*	Form of SPX FLOW Confidentiality and Non-Competition Agreement, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.17*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.18*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.19*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.20*	Separation Agreement dated as of December 17, 2018 between SPX FLOW, Inc. and Jeremy W. Smeltser, incorporated herein by reference from the SPX FLOW, Inc. Amendment No. 2 to Current Report on Form 8-K filed on March 1, 2019 (file no. 1-37393).
10.21*	Form of Change of Control Agreement between each of Belinda G. Hyde and Kevin J. Eamigh, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).
10.22*	Form of Change of Control Agreement between each of Jaime M. Easley, Dwight Gibson, Tyrone Jeffers, Jose Larios, Peter J. Ryan and Ryan Taylor and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).
10.23*	Letter Agreement between Jose Larios and SPX FLOW, Inc., incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 28, 2019 filed on October 31, 2019 (file no. 1-37393).
10.24	Amended and Restated Credit Agreement, dated as of June 27, 2019, among SPX FLOW, Inc., the foreign subsidiary borrowers from time to time party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders from time to time party thereto, incorporated herein by reference from the SPX FLOW, Inc. Current Report on Form 8-K filed on July 1, 2019 (file no. 1-37393).
10.25	Security Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference from SPX FLOW’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
__________________________________________________________________
* Denotes management contract or compensatory plan or arrangement.