Form 10-Q
period 2020-03-28
SPX FLOW, Inc.
filed 2020-05-13
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of May 8, 2020 were 42,647,548.

EXPLANATORY NOTE
SPX FLOW, Inc. (the “Company,” “we” or “us”) is filing this Form 10-Q for the period ended March 28, 2020 (this “Form 10-Q”) in reliance upon the relief set forth in the Order (the “Order”) issued by the Securities and Exchange Commission (the “Commission”) on March 25, 2020 (Release No. 34-88465) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Order provides conditional relief to public companies that are unable to timely comply with certain filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak. The Order provides that a registrant subject to the reporting requirements of Exchange Act Section 13(a) or 15(d), and any person required to make any filings with respect to such registrant, is exempt from any requirement to file materials with the Commission under Exchange Act Sections 13(a), 13(f), 13(g), 14(a), 14(c), 14(f), 15(d) and Regulations 13A, Regulation 13D-G (except for those provisions mandating the filing of Schedule 13D or amendments to Schedule 13D), 14A, 14C and 15D, and Exchange Act Rules 13f-1, and 14f-1, as applicable, if certain conditions are satisfied, including that such materials be filed with the Commission no later than 45 days after the original due date.
This Form 10-Q could not be filed within the time period specified under the Exchange Act, absent the relief available under the Order, due to process disruptions directly related to COVID-19. Specifically, the Company undertook its first quarterly close with the majority of its applicable employees working from home pursuant to various governmental shelter-in-place orders issued in response to the COVID-19 pandemic, which delayed the preparation of information and other processes necessary for the completion of this Form 10-Q. Additionally, the Company prioritized the safety of its employees in view of the COVID-19 pandemic, which created delays with the normal quarterly financial closing process.
Pursuant to the requirements of the Order, we filed a Form 8-K with the Commission on May 6, 2020 indicating our intention to rely upon the Order with respect to the filing of this Form 10-Q, which would have otherwise been required to have been filed by May 7, 2020. This Form 10-Q is being filed within the 45-day extension period provided by the Order.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	March 28, 2020	March 30, 2019
Revenues	$289.5	$373.4
Cost of products sold	188.4	250.0
Gross profit	101.1	123.4
Selling, general and administrative	85.2	87.5
Intangible amortization	2.8	2.9
Asset impairment charges	1.9	—
Restructuring and other related charges	2.6	5.0
Operating income	8.6	28.0

Other income (expense), net	(1.5)	5.3
Interest expense, net	(8.1)	(7.6)
Income (loss) from continuing operations before income taxes	(1.0)	25.7
Income tax benefit (provision)	0.9	(10.7)
Income (loss) from continuing operations	(0.1)	15.0
Income (loss) from discontinued operations, net of tax	(5.1)	5.1
Net income (loss)	(5.2)	20.1
Less: Net income attributable to noncontrolling interests	0.1	0.6
Net income (loss) attributable to SPX FLOW, Inc.	$(5.3)	$19.5

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$(0.3)	$14.7
Income (loss) from discontinued operations, net of tax	(5.0)	4.8
Net income (loss) attributable to SPX FLOW, Inc.	$(5.3)	$19.5

Basic income (loss) per share of common stock:
Income (loss) per share from continuing operations	$(0.01)	$0.35
Income (loss) per share from discontinued operations	(0.12)	0.11
Net income (loss) per share attributable to SPX FLOW, Inc.	(0.12)	0.46
Diluted income (loss) per share of common stock:
Income (loss) per share from continuing operations	$(0.01)	$0.35
Income (loss) per share from discontinued operations	(0.12)	0.11
Net income (loss) per share attributable to SPX FLOW, Inc.	(0.12)	0.46

Weighted average number of common shares outstanding - basic	42.570	42.452
Weighted average number of common shares outstanding - diluted	42.570	42.577
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended
	March 28, 2020	March 30, 2019
Net income (loss)	$(5.2)	$20.1
Other comprehensive income (loss), net:
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax benefit (provision) of $0.1 and $(0.1), respectively	(0.1)	0.2
Foreign currency translation adjustments	(64.8)	(8.9)
Other comprehensive loss, net	(64.9)	(8.7)
Total comprehensive income (loss)	(70.1)	11.4
Less: Total comprehensive income (loss) attributable to noncontrolling interests	(0.5)	0.6
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$(69.6)	$10.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$235.9	$299.2
Accounts receivable, net	220.5	243.1
Contract assets	28.8	27.3
Inventories, net	214.5	208.1
Other current assets	26.5	32.2
Assets of discontinued operations - current	441.1	464.0
Total current assets	1,167.3	1,273.9
Property, plant and equipment:
Land	21.6	22.2
Buildings and leasehold improvements	167.8	170.8
Machinery and equipment	338.0	325.9
	527.4	518.9
Accumulated depreciation	(306.3)	(289.0)
Property, plant and equipment, net	221.1	229.9
Goodwill	526.5	545.1
Intangibles, net	197.4	208.1
Other assets	172.1	180.4
TOTAL ASSETS	$2,284.4	$2,437.4

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$129.4	$142.6
Contract liabilities	112.4	116.3
Accrued expenses	144.8	162.0
Income taxes payable	25.2	45.2
Short-term debt	12.8	20.7
Current maturities of long-term debt	0.1	0.1
Liabilities of discontinued operations - current	214.3	220.5
Total current liabilities	639.0	707.4
Long-term debt	694.0	693.7
Deferred and other income taxes	24.3	27.9
Other long-term liabilities	109.2	115.0
Total long-term liabilities	827.5	836.6
Commitments and contingent liabilities (Note 14)
Mezzanine equity	18.7	20.3
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,353,166 issued and 42,640,163 outstanding at March 28, 2020, and 43,128,247 issued and 42,566,884 outstanding at December 31, 2019	0.4	0.4
Paid-in capital	1,681.0	1,677.0
Accumulated deficit	(374.5)	(369.2)
Accumulated other comprehensive loss	(490.8)	(426.5)
Common stock in treasury (713,003 shares at March 28, 2020, and 561,363 shares at December 31, 2019)	(25.7)	(19.3)
Total SPX FLOW, Inc. shareholders' equity	790.4	862.4
Noncontrolling interests	8.8	10.7
Total equity	799.2	873.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,284.4	$2,437.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Three months ended March 28, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
Net income (loss)	—	—	—	(5.3)	—	—	(5.3)	0.1	(5.2)
Other comprehensive loss, net	—	—	—	—	(64.3)	—	(64.3)	(0.6)	(64.9)
Stock-based compensation expense	—	—	4.0	—	—	—	4.0	—	4.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at March 28, 2020	42.6	$0.4	$1,681.0	$(374.5)	$(490.8)	$(25.7)	$790.4	$8.8	$799.2

	Three months ended March 30, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income	—	—	—	19.5	—	—	19.5	0.6	20.1
Other comprehensive loss, net	—	—	—	—	(8.7)	—	(8.7)	—	(8.7)
Stock-based compensation expense	—	—	3.2	—	—	—	3.2	—	3.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(5.1)	(5.1)	—	(5.1)
Balance at March 30, 2019	42.5	$0.4	$1,665.8	$(254.6)	$(439.4)	$(19.0)	$953.2	$10.9	$964.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	March 28, 2020	March 30, 2019
Cash flows from (used in) operating activities:
Net income (loss)	$(5.2)	$20.1
Less: Income (loss) from discontinued operations, net of tax	(5.1)	5.1
Income (loss) from continuing operations	(0.1)	15.0
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities:
Restructuring and other related charges	2.6	5.0
Asset impairment charges	1.9	—
Deferred income taxes	—	5.3
Depreciation and amortization	9.8	9.6
Stock-based compensation	3.2	2.9
Pension and other employee benefits	0.4	0.4
Loss on asset sales and other, net	0.5	0.1
Gain on change in fair value of investment in equity security	—	(6.2)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable and other assets	17.3	14.9
Contract assets and liabilities, net	(1.7)	(3.9)
Inventories	(15.2)	(9.6)
Accounts payable, accrued expenses and other	(48.6)	(22.4)
Cash spending on restructuring actions	(2.3)	(0.4)
Net cash from (used in) continuing operations	(32.2)	10.7
Net cash from (used in) discontinued operations	(0.5)	11.1
Net cash from (used in) operating activities	(32.7)	21.8
Cash flows used in investing activity -
Capital expenditures	(4.7)	(5.3)
Net cash used in continuing operations	(4.7)	(5.3)
Net cash used in discontinued operations	(5.5)	(1.6)
Net cash used in investing activity	(10.2)	(6.9)
Cash flows used in financing activities:
Borrowings under former senior credit facilities	—	22.0
Repayments of former senior credit facilities	—	(27.0)
Borrowings under former trade receivables financing arrangement	—	42.0
Repayments of former trade receivables financing arrangement	—	(42.0)
Repayments of purchase card program, net	(7.7)	(0.9)
Repayments of other financing arrangements	(0.2)	(1.1)
Minimum withholdings paid on behalf of employees for net share settlements, net	(6.4)	(5.1)
Dividends paid to noncontrolling interests in subsidiary	(1.2)	—
Net cash used in continuing operations	(15.5)	(12.1)
Net cash used in discontinued operations	(0.3)	(0.1)
Net cash used in financing activities	(15.8)	(12.2)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(0.9)	(13.8)
Net change in cash, cash equivalents and restricted cash	(59.6)	(11.1)
Consolidated cash, cash equivalents and restricted cash, beginning of period	303.4	214.3
Consolidated cash, cash equivalents and restricted cash, end of period	$243.8	$203.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	March 28, 2020	March 30, 2019
Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets:
Cash and cash equivalents	$235.9	$185.0
Cash and cash equivalents included in assets of discontinued operations	6.9	17.2
Restricted cash included in other current assets	—	0.1
Restricted cash included in assets of discontinued operations	1.0	0.9
Consolidated cash, cash equivalents and restricted cash	$243.8	$203.2

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
We began to experience the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) in the first quarter of 2020 and these adverse impacts are expected to continue primarily in the second and third quarters of 2020, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of March 28, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2019 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results and the condensed consolidated financial statements may not be indicative of the Company’s future performance.
We have reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27, and September 26, compared to the respective March 30, June 29, and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods.
(2) NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In June 2016, and as subsequently amended, the Financial Accounting Standards Board (the “FASB”) issued an amendment on the measurement of credit losses. This amendment requires companies to estimate all expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The adoption of this amendment by the Company effective January 1, 2020 did not have an impact on its condensed consolidated financial statements.
We concluded that this amendment applies primarily to our “Accounts Receivable, net” balance, as we have not historically experienced, nor do we expect to experience, significant credit losses related to our “Contract Assets” or “Contract Liabilities” balances. The contracts underlying “Contract Assets” and “Contract Liabilities” balances, for which revenue is recognized over time, contain cancellation and payment clauses within their terms that generally serve to protect the Company in the event of a default by a customer. In addition, customers with whom these types of contracts are entered into are historically among the Company’s largest and such customers generally have more significant levels of financial resources than certain of our customers with whom contracts are recognized at a point in time. The Company performed an analysis of its accounts receivable collection history, evaluated the aging of accounts receivables outstanding as of the

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
adoption date and the end of our first quarter of 2020, and considered the potential for changes in future collection experience, in assessing the application of the amendment and in concluding that the amendment had no impact on our allowance for uncollectible account receivables as of January 1, 2020, when compared to allowances recognized based on our previously existing allowance for uncollectible accounts receivable methodologies.
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to fair value measurements. This amendment removes, modifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirements to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for timing of transfers between levels, and requires certain additional disclosures related to Level 3 fair value measurements. The adoption of this amendment by the Company effective January 1, 2020 did not have a significant impact on its condensed consolidated financial statements.
In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Among other changes in requirements, the amendments in this update also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The adoption of this amendment by the Company effective January 1, 2020 did not have a significant impact on its condensed consolidated financial statements.
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
(3) DISCONTINUED OPERATIONS
We report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.
On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, the Company narrowed its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, plus the Bran+Luebbe product line, from its flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company is that each business will, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the May 2, 2019 announcement and the continued development of the divestiture process through our first quarter of 2020, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of Power and Energy (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying condensed consolidated financial statements, have been reclassified to conform to the current year presentation.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying condensed consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”). On March 30, 2020, the Company completed the sale of substantially all such businesses and received net proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further below and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business reflected as discontinued operations and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals.
The gross purchase price of $475.0, which includes the purchase price for the business based in India, was subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions include, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases which expired at the closing date.
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”) and a Master Procurement Agreement (the “Procurement Agreement”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group. The historical annual amount of such purchases by SPX FLOW businesses has varied at a level between €7.0 and €8.0.
In addition, the Sale Agreement includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which are provided for in the balance sheet of the Disposal Group at closing.
We recorded a pre-tax loss on Disposal Group of $8.5 during our first quarter of 2020 to reduce the carrying value of the Disposal Group to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (which is subject to a customary period of review between the parties as discussed below), less estimated costs to sell. As this loss was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the Disposal Group as of March 28, 2020. This loss was attributable primarily to a reduction in the U.S. dollar-denominated proceeds received from the Buyer, relative to the translated U.S. dollar-equivalent carrying values of certain non-U.S. businesses of the Disposal Group, located primarily in the U.K. and Europe, due to a strengthening of the U.S. dollar against the currencies of those businesses during the first quarter of 2020. In addition to the net assets of the Disposal Group as of March 28, 2020, as disclosed in the table below, the Disposal Group has generated a cumulative foreign currency translation adjustment (“CTA”) balance of $179.9, which is included in the Company’s “Accumulated Other Comprehensive Loss” balance of $490.8 in our condensed consolidated balance sheet as of March 28, 2020. The CTA balance of the Disposal Group was included in our calculation of the loss on Disposal Group as of March 28, 2020, and will be included in the amounts divested by SPX FLOW during the second quarter of 2020.
As noted above, finalization of the purchase price with the Buyer is subject to a customary period of review between the parties, including of the levels of net working capital, cash and debt, and deductions as of the closing date. Our determination of the net proceeds expected to be realized upon such finalization of the purchase price with the Buyer involves certain estimates and judgments based on, among other items, our interpretation and application of key terms of the Sale Agreement. As such, a change in the loss on disposal associated with the divestiture of the business could occur in a future period, including upon such finalization of the purchase price with the Buyer.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations
        Income (loss) from discontinued operations for the three months ended March 28, 2020 and March 30, 2019 was as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Revenues	$110.7	$117.7
Cost of products sold(1)	75.3	86.6
Gross profit	35.4	31.1
Selling, general and administrative(1)	30.7	21.4
Intangible amortization(1)	—	0.9
Loss on Disposal Group(2)	8.5	—
Restructuring and other related charges	0.3	—
Operating income (loss)	(4.1)	8.8

Other expense, net	(0.3)	(0.6)
Interest expense, net(3)	(1.6)	(3.1)
Income (loss) from discontinued operations before income taxes	(6.0)	5.1
Income tax benefit(4)	0.9	—
Income (loss) from discontinued operations, net of tax	(5.1)	5.1
Less: Income (loss) attributable to noncontrolling interests	(0.1)	0.3
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$(5.0)	$4.8
(1)During the three months ended March 28, 2020, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period.
(2)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the three months ended March 28, 2020.
(3)In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 and $3.1 for the three months ended March 28, 2020 and March 30, 2019, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
(4)During the three months ended March 28, 2020, we recorded an income tax benefit of $0.9 on $(6.0) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 15.0%. This compares to no income tax recorded for the three months ended March 30, 2019 on $5.1 of pre-tax income from discontinued operations. The effective tax rate for the first quarter of 2020 reflects the effect that the majority of the pre-tax loss on Disposal Group is not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of tax benefit was recognized on the $8.5 pre-tax loss on Disposal Group. The effective tax rate for the first quarter of 2019 was impacted by the relatively small amount of pre-tax income resulting in a disproportionately large impact of certain adjustments on the quarterly effective tax rate.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
        The major classes of assets and liabilities, excluding intercompany balances, as they are excluded from the sale and were settled prior to closing, classified as held-for-sale in the accompanying condensed consolidated balance sheets, were as follows:

	March 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$6.9	$3.1
Accounts receivable, net	97.3	99.4
Contract assets	41.5	43.0
Inventories, net	74.5	72.8
Other current assets	13.0	12.9
Total current assets	233.2	231.2
Property, plant and equipment, net	87.2	87.4
Goodwill	184.1	194.9
Intangibles, net	87.6	92.3
Other assets	58.5	59.2
Total long-term assets(1)	417.4	433.8
Total assets, before valuation allowance	650.6	665.0
Less: valuation allowance(2)	(209.5)	(201.0)
TOTAL ASSETS, net of valuation allowance(1)	$441.1	$464.0

LIABILITIES
Current liabilities:
Accounts payable	$47.7	$46.6
Contract liabilities	44.5	43.6
Accrued expenses	47.3	52.6
Income taxes payable	1.3	1.6
Current maturities of long-term debt	0.4	0.5
Total current liabilities	141.2	144.9
Long-term debt	3.2	3.6
Deferred and other income taxes	13.2	13.6
Other long-term liabilities	56.7	58.4
Total long-term liabilities(1)	73.1	75.6
TOTAL LIABILITIES(1)	$214.3	$220.5
(1)The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019, as the disposition of the Disposal Group occurred, or was expected to occur, within twelve months of each respective date.
(2)See previous paragraphs for further discussion regarding the valuation allowance recorded as of March 28, 2020 and December 31, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
        The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended
	March 28, 2020	March 30, 2019
Loss on Disposal Group(1)	$8.5	$—
Depreciation and amortization(2)	—	4.2
Capital expenditures	(5.5)	(1.6)
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the three months ended March 28, 2020.
(2)As noted above, during the three months ended March 28, 2020, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period.
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
Prior to the second quarter of 2019, we aggregated our operating segments into three reportable segments. In connection with the closing of the Transaction in the second quarter of 2020 related to the substantial portion of our former Power and Energy reportable segment and its reclassification as a discontinued operation in 2019, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operations and organizational structure of that remaining business (primarily the Bran+Luebbe product line as described in Note 3) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker. The results of that remaining business have been reclassified into the Industrial reportable segment in all periods presented.
Accordingly, we have two reportable segments: the Food and Beverage segment and the Industrial segment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (the “Codification”) to operating income or loss of each segment before considering asset impairment charges, restructuring and other related charges, pension and postretirement service costs and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our chief operating decision maker evaluates the results of each segment.
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
Industrial
The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone.

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
Reportable Segment Financial Data
Financial data for our reportable segments for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Revenues:
Food and Beverage	$137.8	$172.5
Industrial	151.7	200.9
Total revenues	$289.5	$373.4

Income:
Food and Beverage	$19.4	$18.5
Industrial	9.4	28.5
Total income for reportable segments	28.8	47.0

Corporate expense(1)	15.5	13.8
Pension and postretirement service costs	0.2	0.2
Asset impairment charges(2)	1.9	—
Restructuring and other related charges	2.6	5.0
Consolidated operating income	$8.6	$28.0
(1)Includes $2.4 and $1.6 for the three months ended March 28, 2020 and March 30, 2019, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who remained employees of SPX FLOW upon the disposition of the discontinued operations.
(2)Asset impairment charges of $1.9, during the three months ended March 28, 2020, resulted from management’s decision to discontinue a product line within the Industrial reportable segment.
(5)  REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the related cash flows, is noted in further detail below.
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended
	March 28, 2020	March 30, 2019
Revenues recognized over time:
Food and Beverage	$45.0	$79.8
Industrial	6.0	18.6
Total revenues recognized over time	$51.0	$98.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended March 28, 2020				Three months ended March 30, 2019
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$80.8	(1)	$57.0	$137.8	$112.6	(1)	$59.9	$172.5
Industrial	94.9		56.8	151.7	137.4		63.5	200.9
Total revenues	$175.7		$113.8	$289.5	$250.0		$123.4	$373.4
(1)Includes $37.9 and $62.6 for the three months ended March 28, 2020 and March 30, 2019, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
Contract Balances:
Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	March 28, 2020	December 31, 2019	Change(1)
Contract accounts receivable(2)	$215.7	$231.9	$(16.2)
Contract assets	28.8	27.3	1.5
Contract liabilities	(112.4)	(116.3)	3.9
Net contract balance	$132.1	$142.9	$(10.8)
(1) The $10.8 increase in our net contract balance from December 31, 2019 to March 28, 2020 was primarily due to the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)  Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the three months ended March 28, 2020 and March 30, 2019, we recognized revenues of $42.5 and $52.5 related to contract liabilities outstanding as of December 31, 2019 and 2018, respectively.
Contract Costs:
As of March 28, 2020 and December 31, 2019, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in the accompanying condensed consolidated balance sheets.
Remaining Performance Obligations:
As of March 28, 2020 and March 30, 2019, the aggregate amount of our remaining performance obligations was $517.0 and $555.7, respectively. The Company expects to recognize revenue on approximately 94% and substantially all of our remaining performance obligations outstanding as of March 28, 2020 within the next 12 and 24 months, respectively.
(6) LEASES
Information regarding our operating and finance lease right-of-use (“ROU”) assets and liabilities, expense, cash flows and non-cash activities, future lease payments and key assumptions used in accounting for such leases, is noted in further detail below.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The components of operating and finance lease ROU assets and liabilities as of March 28, 2020 and December 31, 2019 were as follows:

	March 28, 2020	December 31, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.4	$0.5	Property, plant and equipment, net
Operating lease ROU assets	46.4	48.8	Other assets
Current portion of operating lease liabilities	15.8	15.4	Accrued expenses
Current portion of finance lease liabilities	0.1	0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.5	0.5	Long-term debt
Long-term operating lease liabilities	37.4	40.4	Other long-term liabilities
        The components of lease expense for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three months ended
	March 28, 2020 (1)	March 30, 2019 (1)
Operating lease cost(2)	$4.8	$5.0
Short-term lease cost(2)	0.5	0.3
Variable lease cost(2)	0.1	0.4
Total lease cost	$5.4	$5.7
(1)Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the three months ended March 28, 2020 and March 30, 2019.
(2)Included in “Cost of products sold” and “Selling, general and administrative” in our condensed consolidated statements of operations.

The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of March 28, 2020 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2020	$13.0	$0.2	$13.2
2021	12.3	0.2	12.5
2022	8.8	0.1	8.9
2023	6.9	0.1	7.0
2024	6.0	0.1	6.1
2025	3.6	—	3.6
Thereafter	9.9	—	9.9
Total lease payments	60.5	0.7	61.2
Less: interest	(7.3)	(0.1)	(7.4)
Present value of lease liabilities	$53.2	$0.6	$53.8
Key assumptions used in accounting for our operating and finance leases as of March 28, 2020 and December 31, 2019 were as follows:

	March 28, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	6.1	6.0
Finance leases	4.3	4.3
Weighted-average discount rate:
Operating leases	4.45%	4.49%
Finance leases	5.32%	5.32%

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
        Cash flows and non-cash activities related to our operating and finance leases for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$4.3	$4.5
Operating cash flows paid for finance leases	—	—
Financing cash flows paid for finance leases	—	—
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	1.9	1.4
Finance lease ROU assets obtained in exchange for new finance lease liabilities	—	0.3

(7)  RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Food and Beverage	$0.5	$4.4
Industrial	1.8	0.6
Other	0.3	—
Total	$2.6	$5.0
Restructuring and Other Related Charges By Reportable Segment
Food and Beverage — Charges for the three months ended March 28, 2020 related to severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.
        Charges for the three months ended March 30, 2019 related primarily to severance and other costs associated with the further rationalization, initiated during the fourth quarter of 2018, of a business associated with the execution of large dry-dairy systems projects.
Industrial — Charges for the three months ended March 28, 2020 related to severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.
Charges for the three months ended March 30, 2019 related primarily to severance and other costs associated with certain operations personnel in the EMEA region.
Other — Charges for the three months ended March 28, 2020 related to severance and other costs associated with the rationalization of certain corporate support functions.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the three months ended March 28, 2020 and March 30, 2019:

	Three months ended
	March 28, 2020	March 30, 2019
Balance at beginning of year	$7.6	$7.1
Restructuring and other related charges(1)	2.3	4.7
Utilization — cash	(2.3)	(0.4)
Currency translation adjustment and other	(0.2)	0.1
Balance at end of period	$7.4	$11.5
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.3 of other related charges during the three months ended March 28, 2020 and March 30, 2019.
(8) INVENTORIES, NET
Inventories at March 28, 2020 and December 31, 2019 comprised the following:

	March 28, 2020	December 31, 2019
Finished goods	$86.0	$82.5
Work in process	49.7	47.0
Raw materials and purchased parts	86.1	85.9
Total FIFO cost	221.8	215.4
Excess of FIFO cost over LIFO inventory value	(7.3)	(7.3)
Total inventories	$214.5	$208.1
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 12% and 11% of total inventory at March 28, 2020 and December 31, 2019, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(9) GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three months ended March 28, 2020 were as follows:

	December 31, 2019	Impairments	Foreign Currency Translation and Other	March 28, 2020
Food and Beverage	$257.5	$—	$(10.0)	$247.5
Industrial(1)	287.6	—	(8.6)	279.0
Total	$545.1	$—	$(18.6)	$526.5
(1)The carrying amount of goodwill included $132.9 and $133.6 of accumulated impairments as of March 28, 2020 and December 31, 2019, respectively.
We completed our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized) during the fourth quarter of 2019 and determined there were no impairments. The goodwill impairment tests indicated significant excess fair value over the carrying value of both of our reporting units. During the three months ended March 28, 2020, we evaluated whether a triggering event had occurred due to the effects of the COVID-19 pandemic. We do not expect the adverse impacts of the COVID-19 pandemic to significantly affect the assumptions underlying our long-term revenue and cash flow growth rates, operating models or business strategies, and the fair values of our reporting units continued to substantially exceed their respective carrying values as of March 28, 2020. Therefore, we do not consider the COVID-19 pandemic to be a triggering event to accelerate our annual impairment analysis and no impairment charges for goodwill or indefinite-lived intangible assets were recorded during the three months ended March 28, 2020. Refer to Note 3 for further discussion of management's evaluation as of March 28, 2020 of the net carrying value of discontinued operations relative to estimated sales proceeds from the sale of such business.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
We will continue to monitor the effects of the COVID-19 pandemic on our business in future periods in order to reassess our conclusion reached as of March 28, 2020 that a triggering event has not occurred, including evaluating the assumptions utilized in our fourth quarter of 2019 annual impairment testing. Should those conclusions continue to apply throughout the remaining fiscal quarters of 2020, we will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2020 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	March 28, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$120.7	$(96.4)	$24.3	$124.7	$(97.5)	$27.2
Technology	59.2	(45.5)	13.7	61.7	(46.6)	15.1
Patents	5.2	(4.3)	0.9	5.6	(4.5)	1.1
Other	7.8	(7.8)	—	8.1	(8.1)	—
	192.9	(154.0)	38.9	200.1	(156.7)	43.4
Trademarks with indefinite lives	158.5	—	158.5	164.7	—	164.7
Total	$351.4	$(154.0)	$197.4	$364.8	$(156.7)	$208.1
As of March 28, 2020, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $25.0 in Food and Beverage and $13.9 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $92.9 in Food and Beverage and $65.6 in Industrial.
No intangible asset impairment charges were recorded during the three months ended March 28, 2020 or March 30, 2019. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the three months ended March 28, 2020 related to foreign currency translation.
Tangible Long-Lived Asset Impairment Charges
As discussed in Note 4, asset impairment charges of $1.9 during the three months ended March 28, 2020 resulted from management’s decision within the first quarter of 2020 to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment.
(10) EMPLOYEE BENEFIT PLANS
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three months ended March 28, 2020 and March 30, 2019 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Service cost	$0.2	0.2	$—	$—	$0.2	$0.2	Selling, general and administrative
Interest cost	0.1	0.1	0.1	0.1	0.2	0.2	Other income (expense), net
Total net periodic benefit expense	$0.3	$0.3	$0.1	$0.1	$0.4	$0.4
Employer Contributions
During the three months ended March 28, 2020 and March 30, 2019, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(11) INDEBTEDNESS
Debt at March 28, 2020 and December 31, 2019 was comprised of the following:

	March 28, 2020	December 31, 2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	13.4	21.3
Less: deferred financing fees(2)	(6.5)	(6.8)
Total debt	706.9	714.5
Less: short-term debt	12.8	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$694.0	$693.7
(1)Primarily includes finance lease obligations of $0.6 and $0.6 and balances under a purchase card program of $12.7 and $20.4 as of March 28, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated financial statements included in our 2019 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 2.4% and 3.1% at March 28, 2020 and December 31, 2019, respectively.
At March 28, 2020, we had $494.1 of borrowing capacity under our revolving credit facilities after giving effect to $5.9 reserved for outstanding letters of credit. In addition, at March 28, 2020, we had $62.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $87.7 reserved for outstanding bank guarantees. In addition, we had $8.5 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At March 28, 2020, in addition to the revolving lines of credit described above, we had approximately $9.0 of letters of credit outstanding under separate arrangements in China and India.
At March 28, 2020, we were in compliance with all covenants of our senior credit facilities and senior notes.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(12) DERIVATIVE FINANCIAL INSTRUMENTS
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
We had FX forward contracts with an aggregate notional amount of $29.2 and $83.3 outstanding as of March 28, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.4 and $0.9 at March 28, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.3 and $0.2, net of taxes, recorded in accumulated other comprehensive loss related to FX forward contracts as of March 28, 2020 and December 31, 2019, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.8 and $0.6 for the three months ended March 28, 2020 and March 30, 2019, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 and $0.3 (gross assets) and $0.1 and $0.0 (gross liabilities) at March 28, 2020 and December 31, 2019, respectively.
(13) EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended
	March 28, 2020	March 30, 2019
Weighted-average shares outstanding, basic	42.570	42.452
Dilutive effect of share-based awards	—	0.125
Weighted-average shares outstanding, dilutive(1)	42.570	42.577
(1)For the three months ended March 28, 2020, an aggregate of 0.637 unvested restricted stock shares, restricted stock units and stock options outstanding were excluded from the computation of diluted loss per share as we incurred a net loss during the period. For the three months ended March 28, 2020, the number of anti-dilutive unvested restricted stock shares and restricted stock units outstanding excluded from the computation of diluted loss per share was 0.427. Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.202 for the three months ended March 30, 2019. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.151 for the three months ended March 30, 2019. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 for the three months ended March 30, 2019.
Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 2.123 unissued shares of our common stock were available for future grant as of March 28, 2020. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Eligible employees, including officers, were granted 2020 target performance awards, during the three months ended March 28, 2020, in which the employee can earn between 50% and 200% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2020 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2020 through December 31, 2022. In addition, certain eligible employees, including officers, were granted 2020 target performance awards during the three months ended March 28, 2020 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2022 (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible employees, including officers. In the event of vesting, the 2020 target performance awards generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2023.
Eligible employees, including officers, also were granted 2020 awards, during the three months ended March 28, 2020, that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible employees, including officers.
In accordance with terms of the Sale Agreement entered into with the Buyer, all awards granted to SPX FLOW employees who became employees of the Buyer upon closing of the Transaction on March 30, 2020, and that vest subject to the passage of time and the employees’ continued employment that would have otherwise vested within the twelve-month period following the closing date of the Transaction, vested as of March 30, 2020. Target performance awards granted in 2017 that vest subject to (i) SPX FLOW shareholder return versus the Composite Group or (ii) attainment of stated improvements in the three-year average annual return on invested capital, vested according to the terms of the underlying award agreements (including continued employment during the measurement period). All other outstanding share-based awards to SPX FLOW employees who became employees of the Buyer that did not vest under these conditions, were forfeited as of March 30, 2020.
Restricted stock unit awards granted to eligible employees, including officers, during the three months ended March 28, 2020, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three months ended March 28, 2020 and March 30, 2019, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Stock-based compensation expense - continuing and discontinued operations	$4.0	$3.2
Less: stock-based compensation expense recognized in discontinued operations	0.8	0.3
Stock-based compensation expense recognized in continuing operations	3.2	2.9
Income tax benefit	(0.8)	(0.7)
Stock-based compensation expense, net of income tax benefit	$2.4	$2.2

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Restricted Stock Unit Awards
The Monte Carlo simulation model valuation technique was used to determine the fair value of our 2020 restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock unit award. The valuation of such 2020 awards also reflects an illiquidity discount of 14.6%, determined utilizing the Chafee model valuation technique, and related to the one-year period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting and as discussed above. The following assumptions were used in determining the fair value of the awards granted on the date indicated below:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlations Between Total Shareholder Return for SPX FLOW and Individual Companies in the Composite Group
				Minimum	Average	Maximum
March 5, 2020:
SPX FLOW	35.8%	—%	1.14%	0.1110	0.4167	0.7351
Composite Group	29.9%	n/a	1.14%
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the three months ended March 28, 2020:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2019	0.999	$38.24
Granted	0.449	35.37
Vested	(0.383)	36.87
Forfeited and other	(0.035)	41.03
Outstanding at March 28, 2020	1.030	$37.40
As of March 28, 2020, there was $28.5 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.3 years.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of March 28, 2020 and December 31, 2019, all of which were exercisable as of March 28, 2020. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of March 28, 2020.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of March 28, 2020 and December 31, 2019 was foreign currency translation adjustment (there were unrealized losses of $0.3 and $0.2, net of taxes, recorded in AOCL related to FX forward contracts as of March 28, 2020 and December 31, 2019, respectively, as discussed in Note 12). See the condensed consolidated statements of comprehensive income (loss) for changes in AOCL for the three months ended March 28, 2020 and March 30, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Common Stock in Treasury
        During the three months ended March 28, 2020 and March 30, 2019, “Common stock in treasury” was increased by $6.4 and $5.1, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
(14) LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 16.
Of the $18.7 of current exercise value of the put options outstanding as of March 28, 2020, options with a value of $10.6 became exercisable during 2018 and, during the first quarter of 2020, the noncontrolling interest shareholder exercised such options. In accordance with the terms of the relevant joint venture operating agreement, the shares will legally transfer after we and the holder of such put options complete certain agreed-up procedures. The carrying value of the put options reflected in “Mezzanine equity” as of March 28, 2020 is recorded based on our best estimate of the ultimate redemption value of the put options. If and when such options are exercised, we expect to settle the transfer of shares in cash.
(15) INCOME TAXES
Unrecognized Tax Benefits
As of March 28, 2020, we had gross unrecognized tax benefits of $18.6 (net unrecognized tax benefits of $17.3), of which $12.4, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of March 28, 2020, gross accrued interest totaled $0.6 (net accrued interest of $0.5), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $1.0 to $2.0. The previously unrecognized tax benefits relate to transfer pricing matters.
The unrecognized tax benefits described above represent amounts that were included in tax returns filed by the Company. Historically, a portion of the Company's operations were included in tax returns filed by SPX Corporation (the “former Parent”) or its subsidiaries that were not part of our spin-off from the former Parent effected on September 26, 2015 (the “Spin-Off”). As a result, some uncertain tax positions related to the Company's operations resulted in unrecognized tax benefits that are now potential obligations of the former Parent or its subsidiaries that were part of the Spin-Off. In addition, some of the Company's tax returns included the operations of the former Parent's subsidiaries that were not part of the Spin-

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Off. In certain of these cases, these subsidiaries' activities gave rise to unrecognized tax benefits for which the Company could be potentially liable. When required under the Income Taxes Topic of the Codification, we have recorded a liability for these uncertain tax positions within our condensed consolidated balance sheets.
Other Tax Matters
During the three months ended March 28, 2020, we recorded an income tax benefit of $0.9 on $1.0 of pre-tax loss, resulting in an effective tax rate of 90.0%. This compares to an income tax provision for the three months ended March 30, 2019 of $10.7 on $25.7 of pre-tax income, resulting in an effective tax rate of 41.6%. The effective tax rate for the first quarter of 2020 was impacted by an income tax benefit of $1.2 resulting from tax return adjustments for certain of the Company's subsidiaries, which was partially offset by an income tax charge of $0.6 resulting from losses occurring in the quarter in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the first quarter of 2019 was impacted by a charge of $2.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
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
As discussed in Note 3, the Sale Agreement with the Buyer of the Company’s Disposal Group includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which are provided for in the balance sheet of the Disposal Group at closing.
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
Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)
On March 27, 2020, the CARES Act was enacted into law and provides for changes to various tax laws that impact businesses. These changes are not expected to have a material impact on our income tax balances. We continue to evaluate the impact of the CARES Act, and as further guidance is released, we will record any adjustments as necessary.
(16)  FAIR VALUE
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
As of March 28, 2020 and December 31, 2019, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.0 and $0.3 (gross assets) and $0.1 and $0.0 (gross liabilities), respectively. As of March 28, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
The estimated fair value of our investment in an equity security, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage, applied to the equity security’s most recently determined net asset value. During the three months ended March 28, 2020, there was no change in the estimated fair value of the equity security. As of March 28, 2020 and December 31, 2019, the equity security had an estimated fair value of $21.8. The COVID-19 pandemic has recently had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
During the three months ended March 30, 2019, we recorded a gain of $6.2 to “Other income (expense), net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security. In addition, during the three months ended March 30, 2019, we received a distribution of $2.6, which is included within “Cash flows from operating activities” in our condensed consolidated statements of cash flows. We are restricted from transferring this investment without approval of the manager of the investee.
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 14 for further discussion.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
During the three months ended March 28, 2020, the Company recorded a pre-tax loss of $8.5 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (see Note 3 for further details regarding the Sale Agreement). As the loss on Disposal Group was determined not to be attributable to any individual components of the Company’s net assets of discontinued operations, the aggregate loss has been reflected as a valuation allowance against the total assets of the Disposal Group as of March 28, 2020.
The fair value of the Company’s Disposal Group reflects terms of the Sale Agreement with the Buyer as noted above and, as such, has been valued using unobservable inputs (Level 3). At March 30, 2020, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further information regarding the loss on Disposal Group and the associated valuation allowance, and Note 9 for further information regarding goodwill and indefinite-lived intangible assets, and the Company’s consideration of the effects of the COVID-19 pandemic on its evaluation of the carrying values of such long-lived assets as of March 28, 2020.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of March 28, 2020 and December 31, 2019 were as follows:

	March 28, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$100.0	$100.0	$100.0	$100.0
5.625% senior notes(1)	300.0	297.0	300.0	312.0
5.875% senior notes(1)	300.0	297.0	300.0	316.5
Other indebtedness	12.8	12.8	20.7	20.7
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
•The fair value of amounts outstanding under our term loan approximated carrying value due primarily to the variable-rate nature and credit spread of this instrument, when compared to other similar instruments.
•The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019 approximate fair value due to the short-term nature of those instruments.
(17)  SUBSEQUENT EVENT
As discussed in Note 3, on March 30, 2020, the Company completed the sale of substantially all of the Disposal Group and received net proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business reflected as discontinued operations and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals.
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a TSA and a Procurement Agreement. Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates. These services include, among others, certain information technology, finance and human resources services. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
See Note 3 for further details regarding the closing of the Transaction, as well as the TSA and Procurement Agreement.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, unless otherwise noted)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. Particular risks facing us include business, internal operations, legal and regulatory risks, costs of raw materials, pricing pressures and changes in the economy, as well as the impacts of the COVID-19 pandemic and governmental responses to stem further outbreaks of the COVID-19 pandemic, which is further discussed below and in other sections of this document. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of continuing operations, which is subject to change as management selects strategic markets.
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed herein and under the heading “Risk Factors” in our 2019 Annual Report on Form 10-K, in this Quarterly Report on Form 10-Q and in any other documents subsequently filed by us under the Exchange Act that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Discontinued Operations
        On May 2, 2019, SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” “the Company,” “we,” “us,” or “our”) announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (the "Disposal Group"). In connection with this initiative, the Company narrowed its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, and including the Bran+Luebbe product line within its former Power and Energy segment, from its flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company is that each business will, through a process of divestiture and separation, be positioned to further maximize its respective service to customers through the narrowing of such strategic focus.
        In connection with the May 2, 2019 announcement and the continued development of the divestiture process through our first quarter of 2020, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of Power and Energy (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying MD&A, have been reclassified to conform to the current year presentation.

In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the Disposal Group to the Buyer for a gross purchase price of $475.0 (the “Transaction”). On March 30, 2020, the Company completed the sale of substantially all such businesses and received net proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business reflected as discontinued operations and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals.
        Unless otherwise indicated, amounts provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below pertain to continuing operations.
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had a modest adverse impact on our consolidated financial results for the first quarter of 2020. These adverse impacts are expected to continue in the second and third quarters of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Industrial reportable segment) are likely to be impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers which produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers over the past several months, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of March 28, 2020, we had over $230 of cash and equivalents on hand and, as discussed in Note 11 to the accompanying condensed consolidated financial statements, approximately $490 of borrowing capacity under our revolving credit facilities. In addition, and as noted above, we received net proceeds of approximately $406 from the sale of our discontinued operations on the first business day of our second quarter of 2020. There are no debt repayments due under our primarily outstanding debt obligations until June 2022. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
Our Business
SPX FLOW operates in two business segments: the Food and Beverage segment and the Industrial segment. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities. The product offering of the Company's continuing operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of sanitary and industrial markets. In 2019, SPX FLOW had approximately $1.5 billion in annual revenues with continuing operations in more than 30 countries and sales in more than 140 countries, with approximately 40%, 33% and 27% from sales into the Americas, EMEA and Asia Pacific regions, respectively.
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
Industrial:  The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, Power Team and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, KSB AG, Lewa, Milton Roy, Parker Domnick Hunter, Prominent and various regional companies.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended March 28, 2020, revenues decreased $83.9 (22.5%). The decrease in revenues was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to a lower level of revenue from large dry-dairy projects along with broad-based weakness across most industrial product lines, attributable primarily to current market conditions including the effects of the COVID-19 pandemic and, to a lesser extent, a lower opening backlog in the 2020 period than in the 2019 period.
Income (Loss) before Income Taxes — Income before income taxes decreased $26.7 (103.9%) in the three months ended March 28, 2020. The decrease in pre-tax income was due primarily to (i) reduced segment income, primarily due to the decrease in organic revenues described above and, to a lesser extent, (ii) a reduction in other income, net, primarily due to an increase in fair value of an investment in an equity security in the first quarter of 2019 that did not recur in the first quarter of 2020.
Cash Flows from (used in) Operations — For the three months ended March 28, 2020, cash flows from (used in) operations decreased to $(32.2) from $10.7 primarily as a result of (i) reduced cash flows from lower segment income, (ii) increased levels of income tax payments, and, to a lesser extent, (iii) an increased investment in inventories, due partially to delayed shipments resulting from the COVID-19 pandemic.
RESULTS OF CONTINUING OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements included in our 2019 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 are March 28, June 27, and September 26, compared to the respective March 30, June 29, and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods.
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

The following table provides selected financial information for the three months ended March 28, 2020 and March 30, 2019, respectively, including the reconciliation of organic revenue growth (decline) to net revenue decline:

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Revenues	$289.5	$373.4	(22.5)
Gross profit	101.1	123.4	(18.1)
% of revenues	34.9%	33.0%
Selling, general and administrative	85.2	87.5	(2.6)
% of revenues	29.4%	23.4%
Intangible amortization	2.8	2.9	(3.4)
Asset impairment charges	1.9	—	*
Restructuring and other related charges	2.6	5.0	(48.0)
Other income (expense), net	(1.5)	5.3	*
Interest expense, net	(8.1)	(7.6)	6.6
Income (loss) from continuing operations before income taxes	(1.0)	25.7	(103.9)
Income tax benefit (provision)	0.9	(10.7)	(108.4)
Income (loss) from continuing operations	(0.1)	15.0	(100.7)
Income (loss) from discontinued operations, net of tax	(5.1)	5.1	*
Net income (loss)	(5.2)	20.1	*
Less: Net income attributable to noncontrolling interests	0.1	0.6	(83.3)
Net income (loss) attributable to SPX FLOW, Inc.	(5.3)	19.5	*

Components of consolidated revenue decline:
Organic decline			(19.6)
Foreign currency			(2.9)
Net revenue decline			(22.5)
*Not meaningful for comparison purposes
Revenues - For the three months ended March 28, 2020, the decrease in revenues, compared to the respective 2019 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to (i) a lower level of revenue from large dry-dairy projects along with (ii) broad-based weakness across most industrial product lines, attributable primarily to (a) reduced demand and delays in shipments of orders in backlog due to shelter-in-place requirements resulting from the effects of the COVID-19 pandemic, which impacted certain of our facilities as well as the facilities of certain of our customers during the first quarter of 2020 and, to a lesser extent, (b) a lower opening backlog in the 2020 period than in the 2019 period.
See “Results of Reportable Segments” for additional details.
Gross Profit - The decrease in gross profit for the three months ended March 28, 2020, compared to the respective 2019 period, was due primarily to the decrease in organic revenue discussed above. The increase in margin for the three months ended March 28, 2020, compared to the respective 2019 period, was primarily due to strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits in our Food and Beverage segment, partially offset by the reduced margins due to volume declines in high margin product lines in our Industrial segment.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended March 28, 2020, the decrease in SG&A expense, compared to the respective 2019 period, was due primarily to the effects of a strengthening of the U.S. dollar during the period against various currencies, partially offset by an increase in professional fees related to the further development of the Company’s enterprise strategy.

Intangible Amortization - For the three months ended March 28, 2020, the decrease in intangible amortization, compared to the respective period in 2019, was due to a strengthening of the U.S. dollar during the period against various foreign currencies.
Asset Impairment Charges - Charges for the three months ended March 28, 2020 resulted from management’s decision within the first quarter of 2020 to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment.
Restructuring and Other Related Charges - Charges for the three months ended March 28, 2020 related to severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within our segments, across all regions in which the segments operate and, to a lesser extent, the rationalization of certain corporate support functions.
See Note 7 to our condensed consolidated financial statements for further details of actions taken during the three months ended March 28, 2020 and March 30, 2019.
Other Income (Expense), net - Other expense, net, for the three months ended March 28, 2020 was composed primarily of foreign currency (“FX”) losses of $0.8, net losses on asset sales and other of $0.5, and non-service-related pension and postretirement costs of $0.2.
Other income, net, for the three months ended March 30, 2019 was composed of investment-related gains of $6.2, partially offset by FX losses of $0.6, non-service-related pension and postretirement costs of $0.2 and net losses on asset sales and other of $0.1. The investment-related gains related to an increase in the net asset value of our investment in an equity security. See Note 16 to the condensed consolidated financial statements for additional details.
Interest Expense, net - Interest expense, net, for the three months ended March 28, 2020 and March 30, 2019, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our former trade receivables financing arrangement (in 2019), finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
        Interest expense, net, included interest expense of $9.1 and $9.6, and interest income of $1.0 and $2.0, respectively, during the three months ended March 28, 2020 and March 30, 2019.
        See Note 11 to our condensed consolidated financial statements for additional details on our third-party debt and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Benefit (Provision) - During the three months ended March 28, 2020, we recorded an income tax benefit of $0.9 on $1.0 of pre-tax loss, resulting in an effective tax rate of 90.0%. This compares to an income tax provision for the three months ended March 30, 2019 of $10.7 on $25.7 of pre-tax income, resulting in an effective tax rate of 41.6%. The effective tax rate for the first quarter of 2020 was impacted by an income tax benefit of $1.2 resulting from tax return adjustments for certain of the Company's subsidiaries, which was partially offset by an income tax charge of $0.6 resulting from losses occurring in the quarter in certain jurisdictions where the tax benefit of those losses is not expected to be realized. The effective tax rate for the first quarter of 2019 was impacted by a charge of $2.3 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
Income (Loss) from Discontinued Operations, Net of Tax - See “Results of Discontinued Operations” for additional details.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended
	March 28, 2020	March 30, 2019	% Change
Backlog	$251.5	$290.0	(13.3)
Orders	125.2	153.1	(18.2)

Revenues	137.8	172.5	(20.1)
Income	19.4	18.5	4.9
% of revenues	14.1%	10.7%
Components of revenue decline:
Organic decline			(17.0)
Foreign currency			(3.1)
Net revenue decline			(20.1)
Revenues - For the three months ended March 28, 2020, the decrease in revenues, compared to the respective 2019 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to a lower level of revenue from large dry-dairy systems, as anticipated, as well as lower components and aftermarket revenues.
Income - For the three months ended March 28, 2020, income and margin increased, compared to the respective 2019 period. The increases in income and margin were primarily due to strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.
Backlog - The segment had backlog of $251.5 and $290.0 as of March 28, 2020 and March 30, 2019, respectively. Of the $38.5 year-over-year decrease in backlog, $25.3 was attributable to organic decline and $13.2 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due to strong project execution combined with a lower level of new system orders, consistent with the Company's strategy to methodically reduce its exposure to dry-dairy applications and increase its focus on liquid-processing applications. The backlog for process components and aftermarket parts also contributed to the decline.
Industrial

	As of and for the three months ended
	March 28, 2020	March 30, 2019	% Change
Backlog	$265.5	$265.7	(0.1)
Orders	191.8	204.6	(6.3)

Revenues	151.7	200.9	(24.5)
Income	9.4	28.5	(67.0)
% of revenues	6.2%	14.2%
Components of revenue decline:
Organic decline			(21.8)
Foreign currency			(2.7)
Net revenue decline			(24.5)
Revenues - For the three months ended March 28, 2020, the decrease in revenues, compared to the respective 2019 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due primarily to reduced demand and delays in shipments of orders in backlog due to shelter-in-place requirements resulting from the effects of the COVID-19 pandemic, which impacted certain of our facilities as well as the facilities of certain of our customers during the first quarter of 2020 and, to a lesser extent, a lower opening backlog in the 2020 period than in the 2019 period.
Income - For the three months ended March 28, 2020, income and margin decreased compared to the respective 2019 period, due primarily to volume declines in high margin product lines.
Backlog - The segment had backlog of $265.5 and $265.7 as of March 28, 2020 and March 30, 2019, respectively. Of the $0.2 year-over-year decrease in backlog, $13.2 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar, substantially offset by an increase of $13.0 attributable to organic growth. The organic growth was due primarily to improved demand for mixers in the quarter along with some delayed shipments in China due to the COVID-19 pandemic.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended
	March 28, 2020	March 30, 2019	% Change
Total consolidated revenues	$289.5	$373.4	(22.5)
Corporate expense	15.5	13.8	12.3
% of revenues	5.4%	3.7%
Pension and postretirement service costs	0.2	0.2	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense for the three months ended March 28, 2020, compared to the respective 2019 period, was due primarily to an increase in professional fees associated with the further development of the Company's enterprise strategy and an increase in depreciation related to certain corporate-related information technology systems.
See Note 13 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
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
        See Note 10 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.
RESULTS OF DISCONTINUED OPERATIONS
        We report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.

        The following table provides selected financial information of our discontinued operations for the three months ended March 28, 2020 and March 30, 2019, including a reconciliation of organic revenue decline to net revenue decline:

	As of and for the three months ended
	March 28, 2020	March 30, 2019	% Change
Backlog	$372.0	$361.7	2.8
Orders	102.9	101.7	1.2

Revenues	110.7	117.7	(5.9)
Operating income (loss)	(4.1)	8.8	*
% of revenues	(3.7)%	7.5%
Other expense, net	(0.3)	(0.6)	(50.0)
Interest expense, net	(1.6)	(3.1)	(48.4)
Income tax benefit	0.9	—	*
Income (loss) from discontinued operations, net of tax	(5.1)	5.1	*
Components of revenue decline:
Organic decline			(3.3)
Foreign currency			(2.6)
Revenue decline			(5.9)
*Not meaningful for comparison purposes
Revenues of Discontinued Operations - For the three months ended March 28, 2020, the decrease in revenues, compared to the respective 2019 period, was driven by a decrease in organic revenue and a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was primarily driven by a decrease in revenue for pumps and partially offset by increased shipments of valves in the North American midstream oil market.
        Operating Income (Loss) of Discontinued Operations - For the three months ended March 28, 2020, both income and margin declined, compared to the respective 2019 period, primarily due to the impact of a pre-tax loss on Disposal Group of $8.5 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency translation adjustment balances, to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer, which is subject to a customary period of review between the parties. This loss was attributable primarily to a reduction in the U.S. dollar-denominated proceeds received from the Buyer, relative to the translated U.S. dollar-equivalent carrying values of certain non-U.S. businesses of the Disposal Group, located primarily in the U.K. and Europe, due to a strengthening of the U.S. dollar against the currencies of those businesses during the first quarter of 2020. Our determination of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer involves certain estimates and judgments based on, among other items, our interpretation and application of key terms of the Sale Agreement. As such, a change in the loss on disposal associated with the divestiture of the business could occur in a future period, including upon finalization of such purchase price with the Buyer. See Note 3 to our condensed consolidated financial statements for further information regarding the loss on Disposal Group.
To a lesser extent, income and margin for the three months ended March 28, 2020, compared to the respective 2019 period, also declined due to the lower revenue volume noted above as well as an increase in transaction-related costs incurred in preparation of closing the Transaction, partially offset by the effect that no depreciation of property, plant and equipment or amortization of intangible assets was recognized during the three months ended March 28, 2020, as the net assets of the Disposal Group were classified as held-for-sale during the period but were not classified as such in the comparable 2019 period.
Other Expense, net, of Discontinued Operations - Other expense consisted of FX losses in each period presented.
Interest Expense, net, of Discontinued Operations - In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 and $3.1 for the three months ended March 28, 2020 and March 30, 2019, respectively. See Note 3 to the accompanying condensed consolidated financial statements for further information about the allocation of such interest expense to discontinued operations.
Income Tax Benefit of Discontinued Operations - During the three months ended March 28, 2020, we recorded an income tax benefit of $0.9 on $(6.0) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 15.0%. This compares to no income tax recorded for the three months ended March 30, 2019 on $5.1 of pre-tax income from discontinued operations. The effective tax rate for the first quarter of 2020 reflects the effect that the majority of the pre-tax loss on Disposal Group is not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of tax benefit was recognized on the $8.5 pre-tax loss on Disposal Group. The effective tax rate for the first quarter of 2019 was impacted by the relatively small amount of pre-tax income resulting in a disproportionately large impact of certain adjustments on the quarterly effective tax rate.
Backlog of Discontinued Operations - The segment had backlog of $372.0 and $361.7 as of March 28, 2020 and March 30, 2019, respectively. Of the $10.3 year-over-year increase in backlog, $29.8 was attributable to an increase in organic growth, which was partially offset by a decrease of $19.5 attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to an increase in backlog for original equipment valves.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the three months ended March 28, 2020 and March 30, 2019.
Cash Flow

	Three months ended
	March 28, 2020	March 30, 2019
Cash flows from (used in) continuing operations:
Cash flows from (used in) operating activities	$(32.2)	$10.7
Cash flows used in investing activity	(4.7)	(5.3)
Cash flows used in financing activities	(15.5)	(12.1)
Cash flows from (used in) discontinued operations	(6.3)	9.4
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(0.9)	(13.8)
Net change in cash, cash equivalents and restricted cash	$(59.6)	$(11.1)
Operating Activities - During the three months ended March 28, 2020, the decrease in cash flows from operating activities, compared to the same period in 2019, was primarily attributable to (i) reduced cash flows from lower segment income, (ii) increased levels of income tax payments, and, to a lesser extent, (iii) an increased investment in inventories, due partially to delayed shipments resulting from the COVID-19 pandemic.
Investing Activity - During the three months ended March 28, 2020 and March 30, 2019, such cash flows were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the three months ended March 28, 2020, cash flows used in financing activities related primarily to net repayments of purchase card program debt of $7.7 and payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.4. During the three months ended March 30, 2019, cash flows used in financing activities related primarily to payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.1 and net repayments under our former term loan facility of $5.0.
Discontinued Operations - During the three months ended March 28, 2020, the decrease in cash flows from discontinued operations, compared to the same period in 2019, was primarily attributable to a decrease in cash flows from operating activities of $11.6, due primarily to (i) a lower level of operating income of the business and (ii) changes in working capital driven by the timing of project execution and associated milestone payments, and an increase in cash flows used in investing activities of $3.9, due to increased capital expenditures.

Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $0.9 in the three months ended March 28, 2020, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the period.
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
Borrowings and Availability
Borrowings —Debt at March 28, 2020 and December 31, 2019 was comprised of the following:

	March 28, 2020	December 31, 2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	13.4	21.3
Less: deferred financing fees(2)	(6.5)	(6.8)
Total debt	706.9	714.5
Less: short-term debt	12.8	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$694.0	$693.7
(1)Primarily includes finance lease obligations of $0.6 and $0.6 and balances under a purchase card program of $12.7 and $20.4 as of March 28, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
        Availability — At March 28, 2020, we had $494.1 of borrowing capacity under our revolving credit facilities after giving effect to $5.9 reserved for outstanding letters of credit. In addition, at March 28, 2020, we had $62.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $87.7 reserved for outstanding bank guarantees. In addition, we had $8.5 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At March 28, 2020, in addition to the revolving lines of credit described above, we had approximately $9.0 of letters of credit outstanding under separate arrangements in China and India.
        Refer to Note 11 for further information on our borrowings as of March 28, 2020.
        At March 28, 2020, we were in compliance with all covenants of our senior credit facilities and senior notes.
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

As of March 28, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 12 to our condensed consolidated financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $29.2 and $83.3 outstanding as of March 28, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.4 and $0.9 at March 28, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.3 and $0.2, net of taxes, recorded in accumulated other comprehensive loss related to FX forward contracts as of March 28, 2020 and December 31, 2019, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.8 and $0.6 for the three months ended March 28, 2020 and March 30, 2019, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.1 (liability) and $0.3 (asset) at March 28, 2020 and December 31, 2019, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at March 28, 2020 for similar debt, was $706.8, compared to our carrying value of $712.8.
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

Other Matters
Contractual Obligations - As of March 28, 2020, there were no material changes in our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $17.8 as of March 28, 2020. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $1.0 to $2.0.
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
Refer to Note 14 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of March 28, 2020 and December 31, 2019 including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder during the first quarter of 2020, and a process currently being undertaken by the parties to further evaluate the estimated fair value of the relevant noncontrolling interest subsidiary, upon which the noncontrolling interest shareholder’s put option price is based. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
Critical Accounting Policies and Use of Estimates
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our consolidated financial statements included in our 2019 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel. See Note 12 to our condensed consolidated financial statements for further details.
The following table provides information, as of March 28, 2020, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$—	$—	$100.0	$—	$—	$—	$100.0	$100.0
Average interest rate							2.391%
5.625% senior notes	—	—	—	—	300.0	—	300.0	297.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	297.0
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $29.2 outstanding as of March 28, 2020, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.4 at March 28, 2020, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 (gross assets) and $0.1 (gross liabilities) as of March 28, 2020.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of March 28, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2020.
No changes during the quarter ended March 28, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite most of our employees who are responsible for executing and administering such internal controls working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 14, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
The development of the COVID-19 global pandemic during the first quarter of 2020 adversely affected, and is expected to continue to adversely affect, our business and we have experienced, and expect to continue to experience, reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services. Accordingly, we are including the following risk factor, which supplements the risk factors included in our 2019 Annual Report on Form 10-K:
RISKS RELATED TO COVID-19
We have been and continue to be negatively impacted by the COVID-19 global pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 global pandemic is adversely affecting, and is expected to continue to adversely affect, our business and we have experienced and expect to continue to experience reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services. Because we serve customers who produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 outbreak. However, we cannot predict whether these products, services and operations will continue to be classified as “essential” or, even if so treated, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time. In addition, in view of uncertainties with respect to the further spread of COVID-19 and the duration and terms of related governmental orders restricting activities, we cannot predict whether demand for our products and services will persist at current levels or decrease along with broader slowdowns in industrial and sanitary markets on a global or regional basis.
Public health officials around the world have recommended, and local, state, and national governments have mandated, precautions to mitigate the spread of COVID-19, including prohibitions on congregating in groups, shelter-in-place orders or similar measures. As a result, we have temporarily closed certain of our offices and engineering, service and manufacturing centers over the past several months, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19-related safety concerns or in response to market conditions affected by COVID-19. These restrictions have also impacted certain of our suppliers and we have been and will continue to be impacted by the supply of certain materials and sub-components utilized by our manufacturing and service operations. While we continue to develop new sources of supply and analyze alternative solutions, we cannot ensure that the scope or duration of supply chain interruptions will not adversely impact our operations. In addition, we have restricted travel for our employees, limited new hiring to critical and replacement roles and implemented additional cash management protocols. Our results will be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, although the extent of such impact on our financial and operating results will depend on future developments, which are highly uncertain and cannot be predicted, but which could be significant.
We have experienced, and expect to continue to experience, a slower pace of operational and financial reporting within our business units and shared service centers for critical tasks such as processing (i) customer and supplier orders, (ii) information related to engineering, service and manufacturing our products and services, and (iii) financial and accounting inputs from our various sites around the world. This slower pace of reporting is due to the shelter-in-place and similar governmental orders resulting in many associates working from home where remote connectivity to systems may negatively impact the ability to timely process information necessary for internal and external reporting. As a result, our ability to evaluate and report necessary information has been, and may continue to be delayed, although we continue to believe that we are maintaining effective disclosure control procedures in light of the relief provided for filing certain reports with the Commission set forth in the Order.

Due to the extent of our sales generated outside the United States, including in emerging markets, demand for our products and services may not coincide with any recovery in general economic conditions experienced in the United States and our operations in other jurisdictions may continue to be subject to governmental orders restricting activities. Accordingly, to the extent that general economic conditions in the United States may improve over time, results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world.
OTHER RISKS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K, which could materially affect our business, financial condition, future results of operations or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (in millions, except share and per share amounts, unless otherwise noted)
Issuer Purchases of Equity Securities
        The following table summarizes the repurchases of common stock during the three months ended March 28, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program
1/1/20 - 2/1/20	67,049	$47.56	—	—
2/2/20 - 2/29/20	64,267	39.72	—	—
3/1/20 - 3/28/20	20,324	34.19	—	$150.0(2)
Total	151,640		—	$150.0(2)
(1)Reflects the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units.
(2)On March 27, 2020, our Board of Directors authorized the Company to repurchase shares of our common stock up to $150 million over a period expiring at the earlier of December 31, 2021 or such earlier time determined by our Board of Directors in its sole discretion.
ITEM 6. Exhibits

Item No.	Description
2.1	Purchase and Sale Agreement dated as of November 24, 2019 between SPX FLOW, Inc. and Boardwalk Parent LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 25, 2019 (file no. 1-37393).
11.1	Statement regarding computation of earnings per share. See condensed consolidated statements of operations on page 1 of this Form 10-Q.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPX FLOW, Inc.
(Registrant)

Date: May 13, 2020	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: May 13, 2020	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer