Form 10-Q
period 2020-06-27
SPX FLOW, Inc.
filed 2020-08-04
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of July 31, 2020 were 42,426,470.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	$308.1	$385.4	$597.6	$758.8
Cost of products sold	194.6	254.8	383.0	504.8
Gross profit	113.5	130.6	214.6	254.0
Selling, general and administrative	90.8	96.2	176.0	183.7
Intangible amortization	2.9	2.8	5.7	5.7
Asset impairment charges	0.8	—	2.7	—
Restructuring and other related charges	4.8	1.9	7.4	6.9
Operating income	14.2	29.7	22.8	57.7

Other income, net	5.8	1.5	4.3	6.8
Interest expense, net	(9.4)	(8.4)	(17.5)	(16.0)
Income from continuing operations before income taxes	10.6	22.8	9.6	48.5
Income tax provision	(3.9)	(11.5)	(3.0)	(22.2)
Income from continuing operations	6.7	11.3	6.6	26.3
Income (loss) from discontinued operations, net of tax	(31.6)	50.9	(36.7)	56.0
Net income (loss)	(24.9)	62.2	(30.1)	82.3
Less: Net income (loss) attributable to noncontrolling interests	0.2	(0.4)	0.3	0.2
Net income (loss) attributable to SPX FLOW, Inc.	$(25.1)	$62.6	$(30.4)	$82.1

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$6.5	$11.2	$6.2	$25.9
Income (loss) from discontinued operations, net of tax	(31.6)	51.4	(36.6)	56.2
Net income (loss) attributable to SPX FLOW, Inc.	$(25.1)	$62.6	$(30.4)	$82.1

Basic income (loss) per share of common stock:
Income per share from continuing operations	$0.15	$0.26	$0.15	$0.61
Income (loss) per share from discontinued operations	(0.75)	1.21	(0.86)	1.33
Net income (loss) per share attributable to SPX FLOW, Inc.	(0.59)	1.48	(0.71)	1.94
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$0.15	$0.26	$0.15	$0.61
Income (loss) per share from discontinued operations	(0.74)	1.21	(0.86)	1.32
Net income (loss) per share attributable to SPX FLOW, Inc.	(0.59)	1.47	(0.71)	1.93

Weighted average number of common shares outstanding - basic	42.397	42.368	42.524	42.410
Weighted average number of common shares outstanding - diluted	42.505	42.617	42.703	42.597
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income (loss)	$(24.9)	$62.2	$(30.1)	$82.3
Other comprehensive income (loss), net:
Net unrealized gains on qualifying cash flow hedges, net of tax provision of ($0.1), $—, $— and ($0.1) respectively	0.3	—	0.2	0.2
Foreign currency translation adjustments	30.2	9.3	(34.6)	0.4
Other comprehensive income (loss), net	30.5	9.3	(34.4)	0.6
Total comprehensive income (loss)	5.6	71.5	(64.5)	82.9
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.4	(0.6)	(0.1)	—
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$5.2	$72.1	$(64.4)	$82.9
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	June 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$657.1	$299.2
Accounts receivable, net	217.3	243.1
Contract assets	28.7	27.3
Inventories, net	232.0	208.1
Other current assets	27.2	32.2
Assets of discontinued operations	4.1	464.0
Total current assets	1,166.4	1,273.9
Property, plant and equipment:
Land	22.5	22.2
Buildings and leasehold improvements	170.8	170.8
Machinery and equipment	350.6	325.9
	543.9	518.9
Accumulated depreciation	(318.8)	(289.0)
Property, plant and equipment, net	225.1	229.9
Goodwill	543.5	545.1
Intangibles, net	199.6	208.1
Other assets	159.3	180.4
TOTAL ASSETS	$2,293.9	$2,437.4

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$135.7	$142.6
Contract liabilities	120.1	116.3
Accrued expenses	164.1	162.0
Income taxes payable	28.9	45.2
Short-term debt	15.7	20.7
Current maturities of long-term debt	0.1	0.1
Liabilities of discontinued operations	1.7	220.5
Total current liabilities	466.3	707.4
Long-term debt	694.3	693.7
Deferred and other income taxes	25.3	27.9
Other long-term liabilities	109.9	115.0
Total long-term liabilities	829.5	836.6
Commitments and contingent liabilities (Note 14)
Mezzanine equity	17.4	20.3
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,387,156 issued and 42,464,050 outstanding at June 27, 2020, and 43,128,247 issued and 42,566,884 outstanding at December 31, 2019	0.4	0.4
Paid-in capital	1,686.6	1,677.0
Accumulated deficit	(399.6)	(369.2)
Accumulated other comprehensive loss	(282.3)	(426.5)
Common stock in treasury (923,106 shares at June 27, 2020, and 561,363 shares at December 31, 2019)	(32.4)	(19.3)
Total SPX FLOW, Inc. shareholders' equity	972.7	862.4
Noncontrolling interests	8.0	10.7
Total equity	980.7	873.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,293.9	$2,437.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three months ended June 27, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at March 28, 2020	42.6	$0.4	$1,681.0	$(374.5)	$(490.8)	$(25.7)	$790.4	$8.8	$799.2
Net income (loss)	—	—	—	(25.1)	—	—	(25.1)	0.2	(24.9)
Other comprehensive income, net	—	—	—	—	30.3	—	30.3	0.2	30.5
Stock-based compensation expense	—	—	3.8	—	—	—	3.8	—	3.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	0.1	—	—	(0.5)	(0.4)	—	(0.4)
Common stock repurchases	(0.2)	—	—	—	—	(6.2)	(6.2)	—	(6.2)
Adjustment from mezzanine equity	—	—	1.7	—	—	—	1.7	—	1.7
Disposition of discontinued operations	—	—	—	—	178.2	—	178.2	(1.2)	177.0
Balance at June 27, 2020	42.5	$0.4	$1,686.6	$(399.6)	$(282.3)	$(32.4)	$972.7	$8.0	$980.7

	Three months ended June 29, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at March 30, 2019	42.5	$0.4	$1,665.8	$(254.6)	$(439.4)	$(19.0)	$953.2	$10.9	$964.1
Net income (loss)	—	—	—	62.6	—	—	62.6	(0.4)	62.2
Other comprehensive income (loss), net	—	—	—	—	9.5	—	9.5	(0.2)	9.3
Stock-based compensation expense	—	—	3.6	—	—	—	3.6	—	3.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at June 29, 2019	42.6	$0.4	$1,669.4	$(192.0)	$(429.9)	$(19.1)	$1,028.8	$9.3	$1,038.1

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Six months ended June 27, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
Net income (loss)	—	—	—	(30.4)	—	—	(30.4)	0.3	(30.1)
Other comprehensive loss, net	—	—	—	—	(34.0)	—	(34.0)	(0.4)	(34.4)
Stock-based compensation expense	—	—	7.8	—	—	—	7.8	—	7.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	0.1	—	—	(6.9)	(6.8)	—	(6.8)
Common stock repurchases	(0.2)	—	—	—	—	(6.2)	(6.2)	—	(6.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Adjustment from mezzanine equity	—	—	1.7	—	—	—	1.7	—	1.7
Disposition of discontinued operations	—	—	—	—	178.2	—	178.2	(1.2)	177.0
Balance at June 27, 2020	42.5	$0.4	$1,686.6	$(399.6)	$(282.3)	$(32.4)	$972.7	$8.0	$980.7

	Six months ended June 29, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income	—	—	—	82.1	—	—	82.1	0.2	82.3
Other comprehensive income (loss), net	—	—	—	—	0.8	—	0.8	(0.2)	0.6
Stock-based compensation expense	—	—	6.8	—	—	—	6.8	—	6.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at June 29, 2019	42.6	$0.4	$1,669.4	$(192.0)	$(429.9)	$(19.1)	$1,028.8	$9.3	$1,038.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	June 27, 2020	June 29, 2019
Cash flows from (used in) operating activities:
Net income (loss)	$(30.1)	$82.3
Less: Income (loss) from discontinued operations, net of tax	(36.7)	56.0
Income from continuing operations	6.6	26.3
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Restructuring and other related charges	7.4	6.9
Asset impairment charges	2.7	—
Deferred income taxes	18.8	8.5
Depreciation and amortization	20.0	19.4
Stock-based compensation	7.0	6.2
Pension and other employee benefits	0.7	1.0
Losses (gains) on asset sales and other, net	0.4	(0.2)
Gain on change in fair value of investment in equity security	(5.3)	(7.8)
Changes in operating assets and liabilities, net of effects from discontinued operations:
Accounts receivable and other assets	28.3	45.1
Contract assets and liabilities, net	3.3	(24.0)
Inventories	(29.1)	(12.2)
Accounts payable, accrued expenses and other	(63.6)	(45.9)
Cash spending on restructuring actions	(4.7)	(3.3)
Net cash from (used in) continuing operations	(7.5)	20.0
Net cash from (used in) discontinued operations	(6.4)	24.2
Net cash from (used in) operating activities	(13.9)	44.2
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	0.2	0.7
Capital expenditures	(11.8)	(12.5)
Net cash used in continuing operations	(11.6)	(11.8)
Net cash from (used in) discontinued operations (includes proceeds from disposition of $406.2, less cash and restricted cash disposed of $7.3, in the six months ended June 27, 2020)	393.4	(2.8)
Net cash from (used in) investing activities	381.8	(14.6)
Cash flows used in financing activities:
Borrowings under amended and restated senior credit facilities	—	122.0
Repayments of amended and restated senior credit facilities	—	(7.0)
Borrowings under former senior credit facilities	—	33.0
Repayments of former senior credit facilities	—	(173.0)
Borrowings under former trade receivables financing arrangement	—	54.0
Repayments of former trade receivables financing arrangement	—	(54.0)
Repayments of purchase card program, net	(4.8)	(0.4)
Borrowings under other financing arrangements	—	0.6
Repayments of other financing arrangements	(0.3)	(2.8)
Financing fees paid	—	(2.7)
Purchases of common stock	(6.2)	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(6.8)	(5.2)
Dividends paid to noncontrolling interests in subsidiary	(1.2)	(1.0)
Net cash used in continuing operations	(19.3)	(36.5)
Net cash used in discontinued operations	(0.3)	(0.2)
Net cash used in financing activities	(19.6)	(36.7)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	5.4	(2.8)
Net change in cash, cash equivalents and restricted cash	353.7	(9.9)
Consolidated cash, cash equivalents and restricted cash, beginning of period	303.4	214.3
Consolidated cash, cash equivalents and restricted cash, end of period	$657.1	$204.4
The accompanying notes are a integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	June 27, 2020	June 29, 2019
Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets:
Cash and cash equivalents	$657.1	$186.7
Cash and cash equivalents included in assets of discontinued operations	—	16.8
Restricted cash included in assets of discontinued operations	—	0.9
Consolidated cash, cash equivalents and restricted cash	$657.1	$204.4

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
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts are expected to continue in the third and fourth quarters of 2020, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of June 27, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
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
We have reclassified certain prior year amounts to conform to the current year presentation, including (1) the effects on results of continuing operations and discontinued operations of a change in legal entity from discontinued operations to continuing operations, which was reclassified during the fourth quarter of 2019, and (2) the borrowing under (repayments of) a purchase card program, separately from the presentation of borrowings under (repayments of) other financing arrangements, in our condensed consolidated statements of cash flow. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments.
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
We concluded that this amendment applies primarily to our “Accounts Receivable, net” balance, as we have not historically experienced, nor do we expect to experience, significant credit losses related to our “Contract Assets” or “Contract Liabilities” balances. The contracts underlying “Contract Assets” and “Contract Liabilities” balances, for which revenue is recognized over time, contain cancellation and payment clauses within their terms that generally serve to protect the Company in the event of a default by a customer. In addition, customers with whom these types of contracts are entered

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
into are historically among the Company’s largest and such customers generally have more significant levels of financial resources than certain of our customers with whom contracts are recognized at a point in time. The Company performed an analysis of its accounts receivable collection history, evaluated the aging of accounts receivables outstanding as of the adoption date and considered the potential for changes in future collection experience, in assessing the application of the amendment and in concluding that the amendment had no impact on our allowance for uncollectible account receivables as of January 1, 2020, when compared to allowances recognized based on our previously existing allowance for uncollectible accounts receivable methodologies.
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
On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, the Company narrowed its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, plus the Bran+Luebbe product line, from its flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company was that each business would, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the May 2, 2019 announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of Power and Energy (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying condensed consolidated financial statements, reflect this presentation.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying condensed consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”). On March 30, 2020, the Company completed the sale of substantially all such businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further below and, to a lesser extent, certain fees. Net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold as of March 30, 2020, cash flows from investing activities for the six months ended June 27, 2020, reflect net proceeds of $398.9 from disposition of the Disposal Group. The consummation of the sale to the Buyer of a remaining business reflected as “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in our condensed consolidated balance sheet as of June 27, 2020 and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals but is expected to occur in the second half of 2020. The majority of the “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s “Accumulated Other Comprehensive Loss” balance) and “Noncontrolling Interests” of $1.2, which were removed from our condensed consolidated balance sheet during the second quarter of 2020, equaled the net proceeds received upon consummation of the Transaction.
The gross purchase price of $475.0, which includes the purchase price for the business based in India, was subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions included, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases which expired at the closing date.
We recorded a pre-tax loss on Disposal Group of $8.5 during our first quarter of 2020 to reduce the carrying value of the Disposal Group to our estimate of the net proceeds that were expected to be realized upon finalization of the purchase price with the Buyer (which is subject to a customary period of review between the parties as discussed below), less estimated costs to sell. As this loss was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the Disposal Group as of March 28, 2020. This loss was attributable primarily to a reduction in the U.S. dollar-denominated proceeds received from the Buyer, relative to the translated U.S. dollar-equivalent carrying values of certain non-U.S. businesses of the Disposal Group, located primarily in the U.K. and Europe, due to a strengthening of the U.S. dollar against the currencies of those businesses during the first quarter of 2020.
As noted above, finalization of the purchase price with the Buyer is subject to a customary period of review between the parties, including of the levels of net working capital, cash and debt, and deductions as of the closing date. We recorded a pre-tax loss on Disposal Group of $2.0 during our second quarter of 2020 related to working capital adjustments and ongoing discussions with the Buyer. Our determination of the final settlement with the Buyer involves certain estimates and judgments based on, among other items, our interpretation and application of key terms of the Sale Agreement. As such, a change in the loss on disposal associated with the divestiture of the business could occur in a future period, including upon such finalization of the purchase price with the Buyer.

In addition, the Sale Agreement includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which are provided for in the balance sheet of the Disposal Group at closing.

Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”) and a Master Procurement Agreement (the “Procurement Agreement”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services, and $1.5 of income from such services was recognized as a component of "Other Income, net" during the three and six months ended June 27, 2020. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group. The historical annual amount of such purchases by SPX FLOW businesses has varied at a level between approximately $8.0 and $9.0.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations
        Income (loss) from discontinued operations for the three and six months ended June 27, 2020 and June 29, 2019 was as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues	$0.7	$127.8	$111.4	$245.5
Cost of products sold(1)	0.5	86.0	75.8	172.6
Gross profit	0.2	41.8	35.6	72.9
Selling, general and administrative(1)	0.8	24.0	31.5	45.4
Intangible amortization(1)	—	1.0	—	1.9
Loss on Disposal Group(2)	2.0	—	10.5	—
Restructuring and other related charges	—	—	0.3	—
Operating income (loss)	(2.6)	16.8	(6.7)	25.6

Other expense, net	—	(0.4)	(0.3)	(1.0)
Interest expense, net(3)	—	(3.3)	(1.6)	(6.4)
Income (loss) from discontinued operations before income taxes	(2.6)	13.1	(8.6)	18.2
Income tax benefit (provision)(4)	(29.0)	37.8	(28.1)	37.8
Income (loss) from discontinued operations, net of tax	(31.6)	50.9	(36.7)	56.0
Less: Income (loss) attributable to noncontrolling interests	—	(0.5)	(0.1)	(0.2)
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$(31.6)	$51.4	$(36.6)	$56.2

(1)During the three and six months ended June 27, 2020, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized during the three and six months ended June 29, 2019, as the assets of the Disposal Group were initially classified as held-for-sale as of the end of the second quarter of 2019.
(2)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the three and six months ended June 27, 2020.
(3)In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $0.0 and $3.3 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $1.6 and $6.4 for the six month periods then ended, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
(4)During the three and six months ended June 27, 2020, we recorded an income tax provision of $29.0 and $28.1, respectively, on $2.6 and $8.6, respectively, of pre-tax loss from discontinued operations. Among other items, the income tax provision for the three months ended June 27, 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent and (ii) $1.6 in reduction of the benefit to be realized through the disposition of held-for-sale assets, which were partially offset by an income tax benefit of $4.9 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the six months ended June 27, 2020 also included the effect from the first quarter of 2020 that the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of tax benefit was recognized on the $8.6 pre-tax loss on Disposal Group.  During the three and six months ended June 29, 2019, we recorded an income tax benefit of $37.8 on $13.1 and $18.2, respectively, of pre-tax income from discontinued operations. Among other items, the income tax benefits for these periods were impacted by a benefit of $40.6 resulting from basis differences that were expected to be realized through the disposition of the Disposal Group.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
        The major classes of assets and liabilities, excluding intercompany balances, as they were excluded from the sale and were settled prior to closing, classified as held-for-sale in the accompanying condensed consolidated balance sheets, were as follows:

	June 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$—	$3.1
Accounts receivable, net	2.0	99.4
Contract assets	—	43.0
Inventories, net	1.0	72.8
Other current assets	0.6	12.9
Total current assets	3.6	231.2
Property, plant and equipment, net	0.5	87.4
Goodwill	2.0	194.9
Intangibles, net	—	92.3
Other assets	—	59.2
Total long-term assets(1)	2.5	433.8
Total assets, before valuation allowance	6.1	665.0
Less: valuation allowance(2)	(2.0)	(201.0)
TOTAL ASSETS, net of valuation allowance(1)	$4.1	$464.0

LIABILITIES
Current liabilities:
Accounts payable	$1.0	$46.6
Contract liabilities	0.1	43.6
Accrued expenses	0.6	52.6
Income taxes payable	—	1.6
Current maturities of long-term debt	—	0.5
Total current liabilities	1.7	144.9
Long-term debt	—	3.6
Deferred and other income taxes	—	13.6
Other long-term liabilities	—	58.4
Total long-term liabilities(1)	—	75.6
TOTAL LIABILITIES(1)	$1.7	$220.5
(1)The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our condensed consolidated balance sheets as of June 27, 2020 and December 31, 2019, as the disposition of the Disposal Group occurred, or was expected to occur, within twelve months of each respective date. The consummation of the sale to the Buyer of a remaining business reflected as discontinued operations as of June 27, 2020 and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals but is expected to occur in the second half of 2020.
(2)See previous paragraphs for further discussion regarding the valuation allowance recorded as of June 27, 2020 and December 31, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
        The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the six months ended June 27, 2020 and June 29, 2019:

	Six months ended
	June 27, 2020	June 29, 2019
Loss on Disposal Group(1)	$10.5	$—
Depreciation and amortization(2)	—	7.8
Capital expenditures	(5.5)	(2.8)
Proceeds on disposition of Disposal Group (3)	398.9	—
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the six months ended June 27, 2020.
(2)As noted above, during the six months ended June 27, 2020, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized during the six months ended June 29, 2019, as the assets of the Disposal Group were initially classified as held-for-sale as of the end of the second quarter of 2019.
(3)As noted above, proceeds of $406.2 were received from the Buyer during the six months ended June 27, 2020. Net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold as of March 30, 2020, cash flows of $398.9 were realized upon disposition of the Disposal Group (excluding consummation of the sale of a business based in India, as noted above).
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
Reportable Segment Financial Data
Financial data for our reportable segments for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Food and Beverage	$144.7	$178.6	$282.5	$351.1
Industrial	163.4	206.8	315.1	407.7
Total revenues	$308.1	$385.4	$597.6	$758.8

Income:
Food and Beverage	$19.1	$14.0	$38.5	$32.5
Industrial	19.9	30.7	29.3	59.2
Total income for reportable segments	39.0	44.7	67.8	91.7

Corporate expense(1)	19.0	12.9	34.5	26.7
Pension and postretirement service costs	0.2	0.2	0.4	0.4
Asset impairment charges(2)	0.8	—	2.7	—
Restructuring and other related charges	4.8	1.9	7.4	6.9
Consolidated operating income	$14.2	$29.7	$22.8	$57.7
(1)Includes $0.0 and $1.5 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $2.4 and $3.1 for the six months then ended, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who remained employees of SPX FLOW upon the disposition of the discontinued operations.
(2)Asset impairment charges of $0.8, during the three months ended June 27, 2020, resulted from management’s decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and APAC regions. Charges for the six months ended June 27, 2020 included these charges as well as asset impairment charges of $1.9 which resulted from management’s decision, during the first quarter of 2020, to discontinue a product line within the Industrial reportable segment.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(5)  REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the related cash flows, is noted in further detail below.
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the three and six months ended June 27, 2020 and June 29, 2019:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues recognized over time:
Food and Beverage	$56.1	$73.2	$101.1	$153.0
Industrial	9.7	10.9	15.7	29.5
Total revenues recognized over time	$65.8	$84.1	$116.8	$182.5
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three and six months ended June 27, 2020 and June 29, 2019:

	Three months ended June 27, 2020				Three months ended June 29, 2019
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$89.2	(1)	$55.5	$144.7	$116.9	(1)	$61.7	$178.6
Industrial	104.0		59.4	163.4	139.5		67.3	206.8
Total revenues	$193.2		$114.9	$308.1	$256.4		$129.0	$385.4
(1)Includes $46.5 and $62.4 for the three months ended June 27, 2020 and June 29, 2019, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.

	Six months ended June 27, 2020				Six months ended June 29, 2019
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$170.0	(1)	$112.5	$282.5	$229.5	(1)	$121.6	$351.1
Industrial	198.9		116.2	315.1	276.9		130.8	407.7
Total revenues	$368.9		$228.7	$597.6	$506.4		$252.4	$758.8
(1)Includes $84.4 and $125.0 for the six months ended June 27, 2020 and June 29, 2019, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
Contract Balances:
Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	June 27, 2020	December 31, 2019	Change(1)
Contract accounts receivable(2)	$207.8	$231.9	$(24.1)
Contract assets	28.7	27.3	1.4
Contract liabilities	(120.1)	(116.3)	(3.8)
Net contract balance	$116.4	$142.9	$(26.5)
(1) The $26.5 decrease in our net contract balance from December 31, 2019 to June 27, 2020 was primarily due to a reduction in volume of revenues recognized at a point in time, partially due to the effects of the COVID-19 pandemic during the six months ended June 27, 2020, as well as the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)  Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
During the three months ended June 27, 2020 and June 29, 2019, we recognized revenues of $28.1 and $24.3 related to contract liabilities outstanding as of December 31, 2019 and 2018, respectively. During the six months ended June 27, 2020 and June 29, 2019, we recognized revenues of $70.6 and $76.8 related to contract liabilities outstanding as of December 31, 2019 and 2018, respectively.
Contract Costs:
As of June 27, 2020 and December 31, 2019, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in the accompanying condensed consolidated balance sheets.
Remaining Performance Obligations:
As of June 27, 2020 and June 29, 2019, the aggregate amount of our remaining performance obligations was $546.3 and $527.6, respectively. The Company expects to recognize revenue on approximately 93% and substantially all of our remaining performance obligations outstanding as of June 27, 2020 within the next 12 and 24 months, respectively.
(6) LEASES
Information regarding our operating and finance lease right-of-use (“ROU”) assets and liabilities, expense, cash flows and non-cash activities, future lease payments and key assumptions used in accounting for such leases, is noted in further detail below.
The components of operating and finance lease ROU assets and liabilities as of June 27, 2020 and December 31, 2019 were as follows:

	June 27, 2020	December 31, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.4	$0.5	Property, plant and equipment, net
Operating lease ROU assets	45.5	48.8	Other assets
Current portion of operating lease liabilities	15.6	15.4	Accrued expenses
Current portion of finance lease liabilities	0.1	0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.4	0.5	Long-term debt
Long-term operating lease liabilities	36.9	40.4	Other long-term liabilities
        The components of lease expense for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three months ended		Six months ended
	June 27, 2020 (1)	June 29, 2019 (1)	June 27, 2020 (1)	June 29, 2019 (1)
Operating lease cost(2)	$4.3	$4.2	9.1	$9.2
Short-term lease cost(2)	0.9	0.9	1.4	1.2
Variable lease cost(2)	0.1	0.1	0.2	0.5
Total lease cost	$5.3	$5.2	$10.7	$10.9
(1)Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the three and six months ended June 27, 2020 and June 29, 2019.
(2)Included in “Cost of products sold” and “Selling, general and administrative” in our condensed consolidated statements of operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of June 27, 2020 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2020	$7.9	$0.1	$8.0
2021	13.4	0.2	13.6
2022	9.8	0.1	9.9
2023	7.5	0.1	7.6
2024	6.3	0.1	6.4
2025	3.8	—	3.8
Thereafter	10.2	—	10.2
Total lease payments	58.9	0.6	59.5
Less: interest	(6.4)	(0.1)	(6.5)
Present value of lease liabilities	$52.5	$0.5	$53.0
Key assumptions used in accounting for our operating and finance leases as of June 27, 2020 and December 31, 2019 were as follows:

	June 27, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.7	6.0
Finance leases	4.1	4.3
Weighted-average discount rate:
Operating leases	4.33%	4.49%
Finance leases	5.33%	5.32%
        Cash flows and non-cash activities related to our operating and finance leases for the six months ended June 27, 2020 and June 29, 2019 were as follows:

	Six months ended
	June 27, 2020	June 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$8.7	$9.5
Operating cash flows paid for finance leases	—	—
Financing cash flows paid for finance leases	0.1	0.1
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	3.0	2.5
Finance lease ROU assets obtained in exchange for new finance lease liabilities	—	0.3

(7)  RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Food and Beverage	$1.5	$1.8	$2.0	$6.2
Industrial	2.8	0.1	4.6	0.7
Other	0.5	—	0.8	—
Total	$4.8	$1.9	$7.4	$6.9

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Restructuring and Other Related Charges By Reportable Segment
Food and Beverage — Charges for the three months ended June 27, 2020 related primarily to severance and other costs associated with a reduction in force of certain commercial employees based in our EMEA region.
Charges for the six months ended June 27, 2020 related primarily to the above costs and, to a lesser extent, severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.
Charges for the three months ended June 29, 2019 related primarily to severance and other costs associated with the closure of a facility in South America, partially offset by a credit during the period related to a revision of estimates for previously recognized charges related to prior actions, initiated primarily during the fourth quarter of 2018, which impacted a business associated with the execution of large dry-dairy systems projects. Charges for the six months ended June 29, 2019 included these items as well as additional charges during the first quarter of 2019 related primarily to severance and other costs associated with the further rationalization of the dry-dairy systems project business.
Industrial — Charges for the three months ended June 27, 2020 related primarily to severance and other costs associated with (1) the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and APAC regions, (2) a reduction in force of certain commercial employees based in our EMEA region, (3) a reduction in force of certain functional support employees based primarily in EMEA, and (4) the closure of a legal entity based in Angola.
Charges for the six months ended June 27, 2020 related to the above costs as well as severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.
Charges for the six months ended June 29, 2019 related primarily to severance and other costs associated with certain operations personnel in the EMEA region.
Other — Charges for the three months ended June 27, 2020 related primarily to severance costs associated with certain corporate functional support employees.
Charges for the six months ended June 27, 2020 related to the above costs as well as severance and other costs associated with the rationalization of certain corporate support functions.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the six months ended June 27, 2020 and June 29, 2019:

	Six months ended
	June 27, 2020	June 29, 2019
Balance at beginning of year	$7.6	$7.1
Restructuring and other related charges(1)	7.1	6.6
Utilization — cash	(4.7)	(3.3)
Currency translation adjustment and other	0.5	0.1
Balance at end of period	$10.5	$10.5
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.3 of other related charges during the six months ended June 27, 2020 and June 29, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(8) INVENTORIES, NET
Inventories at June 27, 2020 and December 31, 2019 comprised the following:

	June 27, 2020	December 31, 2019
Finished goods	$90.9	$82.5
Work in process	56.3	47.0
Raw materials and purchased parts	92.1	85.9
Total FIFO cost	239.3	215.4
Excess of FIFO cost over LIFO inventory value	(7.3)	(7.3)
Total inventories	$232.0	$208.1
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 11% of total inventory at June 27, 2020 and December 31, 2019. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(9) GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the six months ended June 27, 2020 were as follows:

	December 31, 2019	Impairments	Foreign Currency Translation and Other	June 27, 2020
Food and Beverage	$257.5	$—	$(1.0)	$256.5
Industrial(1)	287.6	—	(0.6)	287.0
Total	$545.1	$—	$(1.6)	$543.5
(1)The carrying amount of goodwill included $133.3 and $133.6 of accumulated impairments as of June 27, 2020 and December 31, 2019, respectively.
We completed our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized) during the fourth quarter of 2019 and determined there were no impairments. The goodwill impairment tests indicated significant excess fair value over the carrying value of both of our reporting units. During the three and six months ended June 27, 2020, we evaluated whether a triggering event had occurred due to the effects of the COVID-19 pandemic. We do not expect the adverse impacts of the COVID-19 pandemic to significantly affect the assumptions underlying our long-term revenue and cash flow growth rates, operating models or business strategies, and the fair values of our reporting units continued to substantially exceed their respective carrying values as of June 27, 2020. Therefore, we do not consider the COVID-19 pandemic to be a triggering event to accelerate our annual impairment analysis and no impairment charges for goodwill or indefinite-lived intangible assets were recorded during the three and six months ended June 27, 2020.
We will continue to monitor the effects of the COVID-19 pandemic on our business in future periods in order to reassess our conclusion reached as of June 27, 2020 that a triggering event has not occurred, including evaluating the assumptions utilized in our fourth quarter of 2019 annual impairment testing. Should those conclusions continue to apply throughout the remaining fiscal quarters of 2020, we will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2020 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, order trends and the operating cash flow performance of our reporting units.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Other Intangibles, Net
Identifiable intangible assets were as follows:

	June 27, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$124.4	$(101.4)	$23.0	$124.7	$(97.5)	$27.2
Technology	61.4	(47.9)	13.5	61.7	(46.6)	15.1
Patents	5.3	(4.4)	0.9	5.6	(4.5)	1.1
Other	8.0	(8.0)	—	8.1	(8.1)	—
	199.1	(161.7)	37.4	200.1	(156.7)	43.4
Trademarks with indefinite lives	162.2	—	162.2	164.7	—	164.7
Total	$361.3	$(161.7)	$199.6	$364.8	$(156.7)	$208.1
As of June 27, 2020, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $23.4 in Food and Beverage and $14.0 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $95.7 in Food and Beverage and $66.5 in Industrial.
No intangible asset impairment charges were recorded during the six months ended June 27, 2020 or June 29, 2019. Changes in the gross carrying values of trademarks and other identifiable intangible assets during the six months ended June 27, 2020 related to foreign currency translation.
Tangible Long-Lived Asset Impairment Charges
As discussed in Note 4, asset impairment charges of $0.8 during the three months ended June 27, 2020 resulted from management’s decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and APAC regions. Such charges related to the real property and, to a lesser extent, certain machinery and equipment, of the facility. Charges for the six months ended June 27, 2020 include these charges as well as asset impairment charges of $1.9 during the three months ended March 28, 2020 which resulted from management’s decision, within the first quarter of 2020, to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment.
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
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three and six months ended June 27, 2020 and June 29, 2019 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$0.2	0.2	$—	$—	$0.2	$0.2	Selling, general and administrative
Interest cost	0.1	0.1	—	0.1	0.1	0.2	Other income, net
Recognized net actuarial loss(1)	—	—	—	0.2	—	0.2	Other income, net
Total net periodic benefit expense	$0.3	$0.3	$—	$0.3	$0.3	$0.6

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Six Months Ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Service cost	$0.4	0.4	$—	$—	$0.4	$0.4	Selling, general and administrative
Interest cost	0.2	0.2	0.1	0.2	0.3	0.4	Other income, net
Recognized net actuarial loss(1)	—	—	—	0.2	—	0.2	Other income, net
Total net periodic benefit expense	$0.6	$0.6	$0.1	$0.4	$0.7	$1.0
(1) For the three and six months ended June 29, 2019, the $0.2 charge reflects the effects of a partial settlement and remeasurement of our domestic pension plan, resulting from the lump sum payment of a former officer’s pension obligation during the second quarter of 2019.
Employer Contributions
During the six months ended June 27, 2020 and June 29, 2019, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(11) INDEBTEDNESS
Debt at June 27, 2020 and December 31, 2019 was comprised of the following:

	June 27, 2020	December 31, 2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	16.2	21.3
Less: deferred financing fees(2)	(6.1)	(6.8)
Total debt	710.1	714.5
Less: short-term debt	15.7	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$694.3	$693.7
(1)Primarily includes finance lease obligations of $0.5 and $0.6 and balances under a purchase card program of $15.6 and $20.4 as of June 27, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated financial statements included in our 2019 Annual Report on Form 10-K.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.6% and 3.1% at June 27, 2020 and December 31, 2019, respectively.
At June 27, 2020, we had $494.1 of borrowing capacity under our revolving credit facilities after giving effect to $5.9 reserved for outstanding letters of credit. In addition, at June 27, 2020, we had $90.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $59.7 reserved for outstanding bank guarantees. In addition, we had $5.1 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At June 27, 2020, in addition to the revolving lines of credit described above, we had approximately $8.5 of letters of credit outstanding under separate arrangements in China and India.
At June 27, 2020, we were in compliance with all covenants of our senior credit facilities and senior notes.

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
We had FX forward contracts with an aggregate notional amount of $33.6 and $83.3 outstanding as of June 27, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.5 and $0.9 at June 27, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.0 and $0.2, net of taxes, recorded in accumulated other comprehensive loss related to FX forward contracts as of June 27, 2020 and December 31, 2019, respectively. The net losses recorded in “Other income, net” related to FX losses totaled $1.0 and $0.0 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $1.8 and $0.6 for the six months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 and $0.3 (gross assets) and $0.0 and $0.0 (gross liabilities) at June 27, 2020 and December 31, 2019, respectively.
(13) EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Weighted-average shares outstanding, basic	42.397	42.368	42.524	42.410
Dilutive effect of share-based awards	0.108	0.249	0.179	0.187
Weighted-average shares outstanding, dilutive(1)	42.505	42.617	42.703	42.597
(1)Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.154 and 0.151 for the three months ended June 27, 2020 and June 29, 2019, respectively, and 0.123 and 0.156 for the six months then ended, respectively. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.215 and 0.119 for the three months ended June 27, 2020 and June 29, 2019, respectively, and 0.193 and 0.129 for the six months then ended, respectively. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 for the three and six months ended June 27, 2020 and June 29, 2019.
Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 2.123 unissued shares of our common stock were available for future grant as of June 27, 2020. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Eligible employees, including officers, were granted 2020 target performance awards, primarily during the three months ended March 28, 2020, in which the employee can earn between 50% and 200% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2020 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2020 through December 31, 2022. In addition, certain eligible employees, including officers, were granted 2020 target performance awards primarily during the three months ended March 28, 2020 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2022 (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible employees, including officers. In the event of vesting, the 2020 target performance awards generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2023.
Eligible employees, including officers, also were granted 2020 awards, primarily during the three months ended March 28, 2020, that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible employees, including officers.
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
Restricted stock unit awards granted to eligible employees, including officers, primarily during the three months ended March 28, 2020, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and six months ended June 27, 2020 and June 29, 2019, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Stock-based compensation expense - continuing and discontinued operations	$3.8	$3.6	7.8	6.8
Less: stock-based compensation expense recognized in discontinued operations	—	0.3	0.8	0.6
Stock-based compensation expense recognized in continuing operations	3.8	3.3	7.0	6.2
Income tax benefit	(0.8)	(0.7)	(1.6)	(1.4)
Stock-based compensation expense, net of income tax benefit	$3.0	$2.6	$5.4	$4.8
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the six months ended June 27, 2020:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2019	0.999	$38.24
Granted	0.490	35.02
Vested	(0.442)	37.19
Forfeited and other	(0.037)	40.95
Outstanding at June 27, 2020	1.010	$37.03
As of June 27, 2020, there was $25.9 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.1 years.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of June 27, 2020 and December 31, 2019, all of which were exercisable as of June 27, 2020. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of June 27, 2020.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of June 27, 2020 and December 31, 2019 was foreign currency translation adjustment (there were unrealized losses of $0.0 and $0.2, net of taxes, recorded in AOCL related to FX forward contracts as of June 27, 2020 and December 31, 2019, respectively, as discussed in Note 12). See the condensed consolidated statements of comprehensive income (loss) for changes in AOCL for the three and six months ended June 27, 2020 and June 29, 2019, and Note 3 for further discussion regarding amounts reclassified out of AOCL during the three and six months ended June 27, 2020 in connection with the disposition of the Disposal Group.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Common Stock in Treasury
        During the six months ended June 27, 2020 and June 29, 2019, “Common stock in treasury” was increased by $6.9 and $5.2, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
During the three months ended June 27, 2020, we repurchased 0.195 shares of our common stock for cash consideration of $6.2, associated with a written trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. We entered into this plan on March 27, 2020, to facilitate the purchase of up to $150.0 of shares of our common stock on or before December 31, 2021, in accordance with a share repurchase program authorized by our Board of Directors.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of June 27, 2020 and December 31, 2019 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 16.
Of the $17.4 of current exercise value of the put options outstanding as of June 27, 2020, options with a value of $9.7 became exercisable during 2018 and, during the first quarter of 2020, the noncontrolling interest shareholder exercised such options. In accordance with the terms of the relevant joint venture operating agreement, the shares will legally transfer after we and the holder of such put options complete certain agreed-up procedures. The carrying value of the put options reflected in “Mezzanine equity” as of June 27, 2020 is recorded based on our best estimate of the ultimate redemption value of the put options. If and when such options are exercised, we expect to settle the transfer of shares in cash.
(15) INCOME TAXES
Unrecognized Tax Benefits
As of June 27, 2020, we had gross unrecognized tax benefits of $16.0 (net unrecognized tax benefits of $15.0), of which $10.1, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of June 27, 2020, gross accrued interest totaled $0.7 (net accrued interest of $0.6), and there was no accrual for penalties included in our unrecognized tax benefits.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.5 to $1.5. The previously unrecognized tax benefits relate to transfer pricing matters.

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
Other Tax Matters
During the three months ended June 27, 2020, we recorded an income tax provision of $3.9 on $10.6 of pre-tax income, resulting in an effective tax rate of 36.8%. This compares to an income tax provision for the three months ended June 29, 2019 of $11.5 on $22.8 of pre-tax income, resulting in an effective tax rate of 50.4%. The effective tax rate for the second quarter of 2020 was impacted by income tax charges of (i) $6.0 resulting from losses occurring in the quarter in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized, which were partially offset by an income tax benefit of $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities.

The effective tax rate for the second quarter of 2019 was impacted by charges of (i) $4.9 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that was realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return.

During the six months ended June 27, 2020, we recorded an income tax provision of $3.0 on $9.6 of pre-tax income, resulting in an effective tax rate of 31.3%. This compares to an income tax provision for the six months ended June 29, 2019 of $22.2 on $48.5 of pre-tax income, resulting in an effective tax rate of 45.8%. The effective tax rate for the first six months of 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities and (ii) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of (i) $6.6 resulting from losses occurring in the first six months of 2020 in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.

The effective tax rate for the first six months of 2019 was impacted by charges of (i) $7.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that was realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return.
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
During July 2020, the Department of Treasury issued several final regulations related to the Tax Cuts and Jobs Act, including those related to the Section 250 deduction, global intangible low-taxed income (“GILTI”) and the Section 163(j) interest limitation. We are evaluating the impact of these regulations on our income tax balances.
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
As of June 27, 2020 and December 31, 2019, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.0 and $0.3 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of June 27, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Equity Security Investment
The estimated fair value of our investment in an equity security, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage, applied to the equity security’s most recently determined net asset value. During the three and six months ended June 27, 2020, we recorded a gain of $5.3 to “Other income, net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security. As of June 27, 2020 and December 31, 2019, the equity security had an estimated fair value of $27.1 and $21.8, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
The COVID-19 pandemic has recently had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
During the three and six months ended June 29, 2019, we recorded gains of $1.6 and $7.8, respectively, to “Other income , net” to reflect an increase in the estimated fair value of the equity security. In addition, during the six months ended June 29, 2019, we received a distribution of $2.6, which is included within “Cash flows from operating activities” in our condensed consolidated statements of cash flows.
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
During the six months ended June 27, 2020, the Company recorded a pre-tax loss of $10.5 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (see Note 3 for further details regarding the Sale Agreement). As the loss on Disposal Group was determined not to be attributable to any individual components of the Company’s net assets of discontinued operations, the aggregate loss has been reflected as a valuation allowance against the total assets of the Disposal Group as of June 27, 2020.
The fair value of the Company’s Disposal Group reflects terms of the Sale Agreement with the Buyer as noted above and, as such, has been valued using unobservable inputs (Level 3). At June 27, 2020, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further information regarding the loss on Disposal Group and the associated valuation allowance, and Note 9 for further information regarding goodwill and indefinite-lived intangible assets, and the Company’s consideration of the effects of the COVID-19 pandemic on its evaluation of the carrying values of such long-lived assets as of June 27, 2020.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of June 27, 2020 and December 31, 2019 were as follows:

	June 27, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$100.0	$100.0	$100.0	$100.0
5.625% senior notes(1)	300.0	306.0	300.0	312.0
5.875% senior notes(1)	300.0	306.0	300.0	316.5
Other indebtedness	15.7	15.7	20.7	20.7
(1)Carrying amount reflected herein excludes related deferred financing fees.

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
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of June 27, 2020 and December 31, 2019 approximate fair value due to the short-term nature of those instruments.
(17)  SUBSEQUENT EVENT
On July 16, 2020, the Company issued an irrevocable notice of redemption with respect to its 5.625% senior notes due in August 2024 (the “2024 Notes”) that it will redeem all of the outstanding 2024 Notes on August 15, 2020 (the “Redemption Date”). The 2024 Notes, which have an outstanding principal balance of $300.0 as described in Note 11, will be redeemed in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a redemption price equal to approximately 102.8% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date. The Company plans to fund the redemption using available cash.

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
EXECUTIVE OVERVIEW
Discontinued Operations
        On May 2, 2019, SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” “the Company,” “we,” “us,” or “our”) announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (the "Disposal Group"). In connection with this initiative, the Company narrowed its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, and including the Bran+Luebbe product line within its former Power and Energy segment, from its flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company was that each business would, through a process of divestiture and separation, be positioned to further maximize its respective service to customers through the narrowing of such strategic focus.
        In connection with the May 2, 2019 announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of Power and Energy (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying MD&A, reflect this presentation.

In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the Disposal Group to the Buyer for a gross purchase price of $475 (the “Transaction”). On March 30, 2020, the Company completed the sale of substantially all such businesses and received proceeds, net of cash and restricted cash disposed, from the Buyer of $398.9, based on an estimate of certain adjustments to the gross purchase price as of the closing date and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business reflected as “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in our condensed consolidated balance sheet as of June 27, 2020 and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals but is expected to close in the second half of 2020. The majority of the “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s “Accumulated Other Comprehensive Loss” balance) and “Noncontrolling Interests” of $1.2, which were removed from our condensed consolidated balance sheet during the second quarter of 2020, equaled the net proceeds received upon consummation of the Transaction.
        Unless otherwise indicated, amounts provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below pertain to continuing operations.
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had an adverse impact on our consolidated financial results for the second quarter of 2020. These adverse impacts are expected to continue in the third and fourth quarters of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Industrial reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers which produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers over the past several months, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of June 27, 2020, we had over $650 of cash and equivalents on hand and, as discussed in Note 11 to the accompanying condensed consolidated financial statements, approximately $490 of borrowing capacity under our revolving credit facilities. As noted above, we received net proceeds of approximately $399 from the sale of our discontinued operations during our second quarter of 2020. While we will redeem our $300.0 aggregate principal amount 5.625% senior notes during the third quarter of 2020, as discussed further to Note 17 to our condensed consolidated financial statements, there are no debt repayments due under other primary debt obligations until June 2022. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
Our Business
SPX FLOW operates in two business segments: the Food and Beverage segment and the Industrial segment. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities. The product offering of the Company's continuing operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of sanitary and industrial markets. SPX FLOW had approximately $1.5 billion in 2019 annual revenues, with approximately 40%, 33% and 27% from sales into the Americas, EMEA and Asia Pacific regions, respectively, and has continuing operations in more than 30 countries and sales in more than 140 countries.
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
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three and six months ended June 27, 2020, revenues decreased $77.3 (20.1%) and $161.2 (21.2%), respectively. The decreases in revenue were due to decreases in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the periods against various foreign currencies. The decreases in organic revenue were due primarily to (i) a lower level of revenue from large dry-dairy projects along with (ii) broad-based weakness across most Industrial segment product lines, attributable primarily to reduced demand due to the effects of the COVID-19 pandemic and, to a lesser extent, (iii) a lower opening backlog in the 2020 periods than in the respective 2019 periods.

Income before Income Taxes — Income before income taxes decreased $12.2 (53.5%) and $38.9 (80.2%) in the three and six months ended June 27, 2020, respectively. The decreases in pre-tax income were due primarily to (i) reduced segment income, primarily due to the decrease in organic revenues described above, and increases in corporate expense, due primarily to an increase in professional fees associated with the further development of the Company’s enterprise strategy and long-term value creation planning.
Cash Flows from (used in) Operations — For the six months ended June 27, 2020, cash flows from (used in) operations decreased to $(7.5) from $20.0 primarily as a result of (i) reduced cash flows from lower segment income, (ii) increased levels of income tax payments, and, to a lesser extent, (iii) an increased investment in inventories, due partially to delayed shipments resulting from the COVID-19 pandemic.
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

The following table provides selected financial information for the three and six months ended June 27, 2020 and June 29, 2019, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Revenues	$308.1	$385.4	(20.1)	$597.6	$758.8	(21.2)
Gross profit	113.5	130.6	(13.1)	214.6	254.0	(15.5)
% of revenues	36.8%	33.9%		35.9%	33.5%
Selling, general and administrative	90.8	96.2	(5.6)	176.0	183.7	(4.2)
% of revenues	29.5%	25.0%		29.5%	24.2%
Intangible amortization	2.9	2.8	3.6	5.7	5.7	—
Asset impairment charges	0.8	—	*	2.7	—	*
Restructuring and other related charges	4.8	1.9	152.6	7.4	6.9	7.2
Other income, net	5.8	1.5	286.7	4.3	6.8	(36.8)
Interest expense, net	(9.4)	(8.4)	11.9	(17.5)	(16.0)	9.4
Income from continuing operations before income taxes	10.6	22.8	(53.5)	9.6	48.5	(80.2)
Income tax provision	(3.9)	(11.5)	(66.1)	(3.0)	(22.2)	(86.5)
Income from continuing operations	6.7	11.3	(40.7)	6.6	26.3	(74.9)
Income (loss) from discontinued operations, net of tax	(31.6)	50.9	(162.1)	(36.7)	56.0	(165.5)
Net income (loss)	(24.9)	62.2	(140.0)	(30.1)	82.3	(136.6)
Less: Net income (loss) attributable to noncontrolling interests	0.2	(0.4)	(150.0)	0.3	0.2	50.0
Net income (loss) attributable to SPX FLOW, Inc.	(25.1)	62.6	(140.1)	(30.4)	82.1	(137.0)

Components of consolidated revenue decline:
Organic decline			(17.6)			(18.5)
Foreign currency			(2.5)			(2.7)
Net revenue decline			(20.1)			(21.2)
*Not meaningful for comparison purposes
Revenues - For the three and six months ended June 27, 2020, the decrease in revenues, compared to the respective 2019 periods, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the periods against various foreign currencies. The decrease in organic revenue was due primarily to (i) a lower level of revenue from large dry-dairy projects along with (ii) broad-based weakness across most Industrial segment product lines, attributable primarily to reduced demand due to the effects of the COVID-19 pandemic and, to a lesser extent, (iii) a lower opening backlog in the 2020 periods than in the respective 2019 periods.
See “Results of Reportable Segments” for additional details.
Gross Profit - The decrease in gross profit for the three and six months ended June 27, 2020, compared to the respective 2019 periods, was due primarily to the decrease in organic revenue discussed above. The increase in margin for the three and six months ended June 27, 2020, compared to the respective 2019 periods, was primarily due to strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits in our Food and Beverage segment.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and six months ended June 27, 2020, the decrease in SG&A expense, compared to the respective 2019 periods, was due primarily to the effects of a strengthening of the U.S. dollar during the periods against various currencies, partially offset by an increase in professional fees related to the further development of the Company’s enterprise strategy and long-term value creation planning.

Asset Impairment Charges - Charges for the three months ended June 27, 2020 of $0.8 resulted from management’s decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and APAC regions. Charges for the six months ended June 27, 2020 included these charges as well as asset impairment charges of $1.9 which resulted from management’s decision, during the first quarter of 2020, to discontinue a product line within the Industrial reportable segment.
Restructuring and Other Related Charges - Charges for the three months ended June 27, 2020 related primarily to severance and other costs associated with a reduction in force of certain commercial employees based in our EMEA region and the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and APAC regions.

Charges for the six months ended June 27, 2020 included these charges as well as severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within our segments, across all regions in which the segments operate and, to a lesser extent, the rationalization of certain corporate support functions.
See Note 7 to our condensed consolidated financial statements for further details of actions taken during the three and six months ended June 27, 2020 and June 29, 2019.
Other Income, net - Other income, net, for the three months ended June 27, 2020 was composed primarily of investment-related gains of $5.3 and income from a transition services agreement entered into in connection with the sale of our former Power and Energy segment (the “TSA”) of $1.5, partially offset by foreign currency (“FX”) losses of $1.0. The investment-related gains related to an increase in the net asset value of our investment in an equity security (see Note 16 to the condensed consolidated financial statements for additional details). See Note 3 for additional details regarding the TSA.

Other income, net, for the three months ended June 29, 2019 was composed of investment-related gains of $1.6 and net gains on asset sales and other of $0.3, partially offset by non-service-related pension and postretirement costs of $0.4.

Other income, net, for the six months ended June 27, 2020 was composed of investment-related gains of $5.3 and income from the TSA of $1.5, partially offset by FX losses of $1.8, net losses on asset sales and other of $0.4, and non-service-related pension and postretirement costs of $0.3.

Other income, net, for the six months ended June 29, 2019 was composed of investment-related gains of $7.8 and net gains on asset sales and other of $0.2, partially offset by FX losses of $0.6 and non-service-related pension and postretirement costs of $0.6.
Interest Expense, net - Interest expense, net, for the three and six months ended June 27, 2020 and June 29, 2019, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our former trade receivables financing arrangement (in 2019), finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
        Interest expense, net, included interest expense of $10.5 and $10.2, and interest income of $1.1 and $1.8, respectively, during the three months ended June 27, 2020 and June 29, 2019 and interest expense of $19.6 and $19.8, and interest income of $2.1 and $3.8, respectively, during the six months ended June 27, 2020 and June 29, 2019. Interest expense for the three and six months ended June 29, 2019 included a $1.0 charge related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility, related to the amendment and restatement of our senior credit facilities in June 2019.
        See Note 11 to our condensed consolidated financial statements for additional details on our third-party debt and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Provision - During the three months ended June 27, 2020, we recorded an income tax provision of $3.9 on $10.6 of pre-tax income, resulting in an effective tax rate of 36.8%. This compares to an income tax provision for the three months ended June 29, 2019 of $11.5 on $22.8 of pre-tax income, resulting in an effective tax rate of 50.4%. The effective tax rate for the second quarter of 2020 was impacted by income tax charges of (i) $6.0 resulting from losses occurring in the quarter in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized, which were partially offset by an income tax benefit of $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities.
The effective tax rate for the second quarter of 2019 was impacted by charges of (i) $4.9 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that was realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return.
During the six months ended June 27, 2020, we recorded an income tax provision of $3.0 on $9.6 of pre-tax income, resulting in an effective tax rate of 31.3%. This compares to an income tax provision for the six months ended June 29, 2019 of $22.2 on $48.5 of pre-tax income, resulting in an effective tax rate of 45.8%. The effective tax rate for the first six months of 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities and (ii) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of (i) $6.6 resulting from losses occurring in the first six months of 2020 in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.

The effective tax rate for the first six months of 2019 was impacted by charges of (i) $7.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that was realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
Income (Loss) from Discontinued Operations, Net of Tax - For the three and six months ended June 27, 2020, the losses from discontinued operations, net of tax, of $31.6 and $36.7, respectively, were primarily composed of an income tax provision of $29.0 and $28.1, respectively on $2.6 and $8.6, respectively, of pre-tax loss from discontinued operations. Among other items, the income tax provision for the three months ended June 27, 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent and (ii) $1.6 in reduction of the benefit to be realized through the disposition of held-for-sale assets, which were partially offset by an income tax benefit of $4.9 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the six months ended June 27, 2020 also included the effect from the first quarter of 2020 that the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of tax benefit was recognized on the $8.6 pre-tax loss on Disposal Group. The losses from discontinued operations, net, for the three and six months ended June 27, 2020, also reflected pre-tax losses recorded of $2.0 and $10.5, respectively, to reduce the carrying value of the Disposal Group to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer. See Note 3 to the condensed consolidated financial statements for further discussion regarding such losses on Disposal Group.

For the three and six months ended June 29, 2019, the income from discontinued operations, net of tax, of $50.9 and $56.0, respectively, were primarily composed of an income tax benefit of $37.8 for each period. Among other items, the income tax benefits for these periods were impacted by a benefit of $40.6 resulting from basis differences that were expected to be realized through the disposition of the Disposal Group. The income from discontinued operations, net, for the three and six months ended June 29, 2019, also reflected pre-tax income of $13.1 and $18.2, respectively, reflecting the results of operations of the Disposal Group during the periods.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended			As of and for the six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Backlog	$263.5	$270.7	(2.7)	$263.5	$270.7	(2.7)
Orders	150.9	153.8	(1.9)	276.1	306.9	(10.0)

Revenues	144.7	178.6	(19.0)	282.5	351.1	(19.5)
Income	19.1	14.0	36.4	38.5	32.5	18.5
% of revenues	13.2%	7.8%		13.6%	9.3%
Components of revenue decline:
Organic decline			(16.1)			(16.5)
Foreign currency			(2.9)			(3.0)
Net revenue decline			(19.0)			(19.5)

Revenues - For the three and six months ended June 27, 2020, the decrease in revenues, compared to the respective 2019 periods, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the periods against various foreign currencies. The decrease in organic revenue was due to a lower level of systems revenue largely due to large dry-dairy systems declines, as anticipated, as well as lower components and aftermarket revenues.
Income - For the three and six months ended June 27, 2020, income and margin increased, compared to the respective 2019 periods. The increases in income and margin were primarily due to strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.
Backlog - The segment had backlog of $263.5 and $270.7 as of June 27, 2020 and June 29, 2019, respectively. Of the $7.2 year-over-year decrease in backlog, $1.7 was attributable to organic decline and $5.5 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic decline was due to a lower level of dry-dairy systems orders, consistent with the Company's strategy to methodically reduce its exposure to large dry-dairy applications and increase its focus on liquid-processing applications, partially offset by increased systems orders in the China market.
Industrial

	As of and for the three months ended			As of and for the six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Backlog	$282.8	$256.9	10.1	$282.8	$256.9	10.1
Orders	169.5	201.8	(16.0)	361.3	406.4	(11.1)

Revenues	163.4	206.8	(21.0)	315.1	407.7	(22.7)
Income	19.9	30.7	(35.2)	29.3	59.2	(50.5)
% of revenues	12.2%	14.8%		9.3%	14.5%
Components of revenue decline:
Organic decline			(18.9)			(20.3)
Foreign currency			(2.1)			(2.4)
Net revenue decline			(21.0)			(22.7)

Revenues - For the three and six months ended June 27, 2020, the decreases in revenues, compared to the respective 2019 periods, were due to decreases in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the periods against various foreign currencies. The decreases in organic revenue were due primarily to reduced demand across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic. Additionally, the segment had lower opening shippable backlog in the 2020 periods than in the 2019 periods.

Income - For the three and six months ended June 27, 2020, income and margin decreased compared to the respective 2019 periods, due primarily to volume declines in high margin product lines. The income and margin decline for the three months ended June 27, 2020 was partially offset by cost reduction efforts.
Backlog - The segment had backlog of $282.8 and $256.9 as of June 27, 2020 and June 29, 2019, respectively. Of the $25.9 year-over-year increase in backlog, $33.8 was attributable to organic growth, which was partially offset by a decrease of $7.9 due to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to improved demand for long-cycle product line orders in the fourth quarter of 2019 and first quarter of 2020, along with lower year-over-year shipments in the first half of 2020.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Six months ended
	June 27, 2020	June 29, 2019	% Change	June 27, 2020	June 29, 2019	% Change
Total consolidated revenues	$308.1	$385.4	(20.1)	$597.6	$758.8	(21.2)
Corporate expense	19.0	12.9	47.3	34.5	26.7	29.2
% of revenues	6.2%	3.3%		5.8%	3.5%
Pension and postretirement service costs	0.2	0.2	—	0.4	0.4	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense for the three and six months ended June 27, 2020, compared to the respective 2019 periods, was due primarily to an increase in professional fees associated with the further development of the Company's enterprise strategy and long-term value creation planning and an increase in depreciation related to certain corporate-related information technology systems.
See Note 13 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
Pension and Postretirement Service Costs - SPX FLOW sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs are reported in “Other income, net.”
        See Note 10 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the six months ended June 27, 2020 and June 29, 2019.
Cash Flow

	Six months ended
	June 27, 2020	June 29, 2019
Cash flows from (used in) continuing operations:
Cash flows from (used in) operating activities	$(7.5)	$20.0
Cash flows used in investing activities	(11.6)	(11.8)
Cash flows used in financing activities	(19.3)	(36.5)
Cash flows from discontinued operations	386.7	21.2
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	5.4	(2.8)
Net change in cash, cash equivalents and restricted cash	$353.7	$(9.9)
Operating Activities - During the six months ended June 27, 2020, the decrease in cash flows from operating activities, compared to the same period in 2019, was primarily attributable to (i) reduced cash flows from lower segment income, (ii) increased levels of income tax payments, and, to a lesser extent, (iii) an increased investment in inventories, due partially to delayed shipments resulting from the COVID-19 pandemic.
Investing Activities - During the six months ended June 27, 2020 and June 29, 2019, such cash flows were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the six months ended June 27, 2020, cash flows used in financing activities related primarily to payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.8, purchases of common stock of $6.2 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, and net repayments of purchase card program debt of $4.8. During the six months ended June 29, 2019, cash flows used in financing activities related primarily to (i) net repayments under our former senior credit facilities of $140.0, including the extinguishment of those former facilities in June 2019, (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.2 and (iii) financing fees paid in connection with entering into our amended and restated senior credit facilities of $2.7, partially offset by net borrowings under our amended and restated senior credit facilities of $115.0.
Discontinued Operations - During the six months ended June 27, 2020, cash flows from discontinued operations consisted primarily of proceeds from the disposition of the Disposal Group of $406.2, less cash and restricted cash disposed of $7.3, net cash used in operating activities of discontinued operations of $6.4 primarily related to the payment of professional fees associated with the disposition during the second quarter of 2020, and capital expenditures during the first quarter of 2020 of $5.5 related to the Disposal Group. During the six months ended June 29, 2019, cash flows from discontinued operations consisted primarily of operating activities of discontinued operations of $24.2.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $5.4 in the six months ended June 27, 2020, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the period.
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

Borrowings and Availability
Borrowings —Debt at June 27, 2020 and December 31, 2019 was comprised of the following:

	June 27, 2020	December 31, 2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes, due in August 2024	300.0	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	16.2	21.3
Less: deferred financing fees(2)	(6.1)	(6.8)
Total debt	710.1	714.5
Less: short-term debt	15.7	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$694.3	$693.7
(1)Primarily includes finance lease obligations of $0.5 and $0.6 and balances under a purchase card program of $15.6 and $20.4 as of June 27, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
        Availability — At June 27, 2020, we had $494.1 of borrowing capacity under our revolving credit facilities after giving effect to $5.9 reserved for outstanding letters of credit. In addition, at June 27, 2020, we had $90.3 of available issuance capacity under our foreign credit instrument facilities after giving effect to $59.7 reserved for outstanding bank guarantees. In addition, we had $5.1 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At June 27, 2020, in addition to the revolving lines of credit described above, we had approximately $8.5 of letters of credit outstanding under separate arrangements in China and India.
        Refer to Note 11 for further information on our borrowings as of June 27, 2020.
        At June 27, 2020, we were in compliance with all covenants of our senior credit facilities and senior notes.
Redemption of 5.625% senior notes due August 2024 — On July 16, 2020, the Company issued an irrevocable notice of redemption with respect to its 5.625% senior notes due in August 2024 (the “2024 Notes”) that it will redeem all of the outstanding 2024 Notes on August 15, 2020 (the “Redemption Date”). The 2024 Notes will be redeemed in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a redemption price equal to approximately 102.8% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date. The Company plans to fund the redemption using available cash.
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
As of June 27, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.

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
We had FX forward contracts with an aggregate notional amount of $33.6 and $83.3 outstanding as of June 27, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.5 and $0.9 at June 27, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.0 and $0.2, net of taxes, recorded in accumulated other comprehensive loss related to FX forward contracts as of June 27, 2020 and December 31, 2019, respectively. The net losses recorded in “Other income, net” related to FX losses totaled $1.0 and $0.0 for the three months ended June 27, 2020 and June 29, 2019, respectively, and $1.8 and $0.6 for the six months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.0 and $0.3 (asset) at June 27, 2020 and December 31, 2019, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at June 27, 2020 for similar debt, was $727.7, compared to our carrying value of $715.7.
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
Other Matters
Contractual Obligations - As of June 27, 2020, there were no material changes in our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K. As noted under “Liquidity and Financial Condition – Borrowings and Availability”, however, we will redeem the 2024 Notes, with aggregate principal amount of $300.0, on August 15, 2020, with an intent to fund the redemption using available cash.

Our total net liabilities for unrecognized tax benefits including interest were $15.6 as of June 27, 2020. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.5 to $1.5.
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
Refer to Note 14 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of June 27, 2020 and December 31, 2019 including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder during the first quarter of 2020, and a process currently being undertaken by the parties to further evaluate the estimated fair value of the relevant noncontrolling interest subsidiary, upon which the noncontrolling interest shareholder’s put option price is based. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
The following table provides information, as of June 27, 2020, about our primary outstanding debt obligations and presents principal cash flows by contractual maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$—	$100.0	$—	$—	$—	$—	$100.0	$100.0
Average interest rate							1.550%
5.625% senior notes (1)	—	—	—	—	300.0	—	300.0	306.0
Average interest rate							5.625%
5.875% senior notes	—	—	—	—	—	300.0	300.0	306.0
Average interest rate							5.875%
(1) As discussed in Note 17 to our condensed consolidated financial statements, on July 16, 2020, the Company issued an irrevocable notice of redemption with respect to its 5.625% senior notes due in August 2024 (the “2024 Notes”) that it will redeem all of the outstanding 2024 Notes on August 15, 2020 (the “Redemption Date”). The 2024 Notes will be redeemed in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a redemption price equal to approximately 102.8% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date. The Company plans to fund the redemption using available cash.

We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $33.6 outstanding as of June 27, 2020, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $2.5 at June 27, 2020, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 (gross assets) and $0.0 (gross liabilities) as of June 27, 2020.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of June 27, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2020.
No changes during the quarter ended June 27, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite most of our employees who are responsible for executing and administering such internal controls working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 14, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
The development of the COVID-19 global pandemic during the first half of 2020 adversely affected, and is expected to continue to adversely affect, our business and we have experienced, and expect to continue to experience, reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services. Accordingly, we are including the following risk factor, which supplements the risk factors included in our 2019 Annual Report on Form 10-K:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (in millions, except share and per share amounts, unless otherwise noted)
Issuer Purchases of Equity Securities
        The following table summarizes the repurchases of common stock during the three months ended June 27, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program(2)
3/29/20 - 4/30/20	9,941	$28.82	—	$150.0
5/1/20 - 5/31/20	114,046	$30.16	110,400	$146.7
6/1/20 - 6/27/20	86,116	$34.23	84,795	$143.8
Total	210,103	$31.77	195,195	$143.8
(1)Includes the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units of 9,941 shares for the period from March 29 2020 to April 30 2020, 3,646 shares for May 2020 and 1,321 shares for the period from June 1, 2020 to June 27, 2020.
(2)On March 30, 2020, we announced that our Board of Directors had authorized the Company to repurchase shares of our common stock up to $150 million over a period expiring at the earlier of December 31, 2021 or such earlier time determined by our Board of Directors in its sole discretion.
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

SPX FLOW, Inc.
(Registrant)

Date: August 4, 2020	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: August 4, 2020	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer