Form 10-Q
period 2020-09-26
SPX FLOW, Inc.
filed 2020-11-02
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of October 28, 2020 were 42,214,104.

1

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION
Item 1 – Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 26, 2020 and September 28, 2019 (Unaudited)	1
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 26, 2020 and September 28, 2019 (Unaudited)	2
Condensed Consolidated Balance Sheets as of September 26, 2020 and December 31, 2019 (Unaudited)	3
Condensed Consolidated Statements of Equity for the Three and Nine Months Ended September 26, 2020 and September 28, 2019 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2020 and September 28, 2019 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements	8
Note 1 - Basis of Presentation	8
Note 2 - New Accounting Pronouncements	8
Note 3 - Discontinued Operations	9
Note 4 - Information on Reportable Segments, Corporate Expense and Other	14
Note 5 - Revenue from Contracts with Customers	15
Note 6 - Leases	17
Note 7 - Restructuring and Other Related Charges	18
Note 8 - Inventories, Net	20
Note 9 - Goodwill and Other Intangible Assets	20
Note 10 - Employee Benefit Plans	21
Note 11 - Indebtedness	22
Note 12 - Derivative Financial Instruments	23
Note 13 - Equity and Stock-Based Compensation	23
Note 14 - Litigation, Contingent Liabilities and Other Matters	26
Note 15 - Income Taxes	27
Note 16 - Fair Value	28
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 – Quantitative and Qualitative Disclosures About Market Risk	45
Item 4 – Controls and Procedures	45

PART II - OTHER INFORMATION
Item 1 – Legal Proceedings	46
Item 1A – Risk Factors	46
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6 – Exhibits	47

SIGNATURES	48

2

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$356.9	$383.5	$954.5	$1,142.3
Cost of products sold	230.8	248.9	613.8	753.7
Gross profit	126.1	134.6	340.7	388.6
Selling, general and administrative	89.9	94.3	265.9	278.0
Intangible amortization	2.8	2.9	8.5	8.6
Asset impairment charges	0.5	10.8	3.2	10.8
Restructuring and other related charges	1.3	0.2	8.7	7.1
Operating income	31.6	26.4	54.4	84.1

Other income (expense), net	4.2	(0.3)	8.5	6.5
Interest expense, net	(7.4)	(6.5)	(24.9)	(22.5)
Loss on early extinguishment of debt	(11.0)	—	(11.0)	—
Income from continuing operations before income taxes	17.4	19.6	27.0	68.1
Income tax provision	(0.7)	(2.5)	(3.7)	(24.7)
Income from continuing operations	16.7	17.1	23.3	43.4
Income (loss) from discontinued operations, net of tax	(4.2)	(47.7)	(40.9)	8.3
Net income (loss)	12.5	(30.6)	(17.6)	51.7
Less: Net income attributable to noncontrolling interests	0.4	1.0	0.7	1.2
Net income (loss) attributable to SPX FLOW, Inc.	$12.1	$(31.6)	$(18.3)	$50.5

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$16.3	$16.3	$22.5	$42.2
Income (loss) from discontinued operations, net of tax	(4.2)	(47.9)	(40.8)	8.3
Net income (loss) attributable to SPX FLOW, Inc.	$12.1	$(31.6)	$(18.3)	$50.5

Basic income (loss) per share of common stock:
Income per share from continuing operations	$0.39	$0.38	$0.53	$0.99
Income (loss) per share from discontinued operations	(0.10)	(1.13)	(0.96)	0.20
Net income (loss) per share attributable to SPX FLOW, Inc.	0.29	(0.74)	(0.43)	1.19
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$0.39	$0.38	$0.53	$0.99
Income (loss) per share from discontinued operations	(0.10)	(1.12)	(0.96)	0.19
Net income (loss) per share attributable to SPX FLOW, Inc.	0.29	(0.74)	(0.43)	1.18

Weighted average number of common shares outstanding - basic	42.127	42.434	42.425	42.418
Weighted average number of common shares outstanding - diluted	42.450	42.697	42.640	42.630
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income (loss)	$12.5	$(30.6)	$(17.6)	$51.7
Other comprehensive income (loss), net:
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax provision of $—, $—, $— and ($0.1) respectively	—	(0.1)	0.2	0.1
Reclassification of discontinued operations foreign currency translation adjustments from accumulated other comprehensive loss	—	—	178.2	—
Foreign currency translation adjustments	20.5	(33.1)	(14.1)	(32.7)
Other comprehensive income (loss), net	20.5	(33.2)	164.3	(32.6)
Total comprehensive income (loss)	33.0	(63.8)	146.7	19.1
Less: Total comprehensive income attributable to noncontrolling interests	0.6	0.7	0.5	0.7
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$32.4	$(64.5)	$146.2	$18.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$352.3	$299.2
Accounts receivable, net	232.1	243.1
Contract assets	28.7	27.3
Inventories, net	222.2	208.1
Other current assets	30.1	32.2
Assets of discontinued operations	6.3	464.0
Total current assets	871.7	1,273.9
Property, plant and equipment:
Land	22.3	22.2
Buildings and leasehold improvements	173.0	170.8
Machinery and equipment	358.9	325.9
	554.2	518.9
Accumulated depreciation	(329.0)	(289.0)
Property, plant and equipment, net	225.2	229.9
Goodwill	552.8	545.1
Intangibles, net	206.2	208.1
Other assets	166.4	180.4
TOTAL ASSETS	$2,022.3	$2,437.4

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$133.9	$142.6
Contract liabilities	125.1	116.3
Accrued expenses	167.3	162.0
Income taxes payable	33.2	45.2
Short-term debt	8.9	20.7
Current maturities of long-term debt	0.1	0.1
Liabilities of discontinued operations	1.7	220.5
Total current liabilities	470.2	707.4
Long-term debt	397.1	693.7
Deferred and other income taxes	26.1	27.9
Other long-term liabilities	112.8	115.0
Total long-term liabilities	536.0	836.6
Commitments and contingent liabilities (Note 14)
Mezzanine equity	9.4	20.3
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,387,156 issued and 42,209,214 outstanding at September 26, 2020, and 43,128,247 issued and 42,566,884 outstanding at December 31, 2019	0.4	0.4
Paid-in capital	1,694.6	1,677.0
Accumulated deficit	(387.5)	(369.2)
Accumulated other comprehensive loss	(262.0)	(426.5)
Common stock in treasury (1,177,942 shares at September 26, 2020, and 561,363 shares at December 31, 2019)	(43.1)	(19.3)
Total SPX FLOW, Inc. shareholders' equity	1,002.4	862.4
Noncontrolling interests	4.3	10.7
Total equity	1,006.7	873.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,022.3	$2,437.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three Months Ended September 26, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at June 27, 2020	42.5	$0.4	$1,686.6	$(399.6)	$(282.3)	$(32.4)	$972.7	$8.0	$980.7
Net income	—	—	—	12.1	—	—	12.1	0.4	12.5
Other comprehensive income, net	—	—	—	—	20.3	—	20.3	0.2	20.5
Stock-based compensation expense	—	—	3.6	—	—	—	3.6	—	3.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Common stock repurchases	(0.3)	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Adjustment from mezzanine equity	—	—	0.2	—	—	—	0.2	—	0.2
Settlement of mezzanine equity	—	—	8.2	—	—	—	8.2	—	8.2
Purchase of noncontrolling interest	—	—	(3.9)	—	—	—	(3.9)	(4.3)	(8.2)
Balance at September 26, 2020	42.2	$0.4	$1,694.6	$(387.5)	$(262.0)	$(43.1)	$1,002.4	$4.3	$1,006.7

	Three months ended September 28, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at June 29, 2019	42.6	$0.4	$1,669.4	$(192.0)	$(429.9)	$(19.1)	$1028.8	$9.3	$1038.1
Net income (loss)	—	—	—	(31.6)	—	—	(31.6)	1.0	(30.6)
Other comprehensive loss, net	—	—	—	—	(32.9)	—	(32.9)	(0.3)	(33.2)
Stock-based compensation expense	—	—	3.4	—	—	—	3.4	—	3.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(0.2)	(0.2)	—	(0.2)
Balance at September 28, 2019	42.6	$0.4	$1,672.8	$(223.6)	$(462.8)	$(19.3)	$967.5	$10.0	$977.5

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine months ended September 26, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
Net income (loss)	—	—	—	(18.3)	—	—	(18.3)	0.7	(17.6)
Other comprehensive income (loss), net	—	—	—	—	164.5	—	164.5	(0.2)	164.3
Stock-based compensation expense	—	—	11.4	—	—	—	11.4	—	11.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(6.9)	(6.9)	—	(6.9)
Common stock repurchases	(0.5)	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Adjustment from mezzanine equity	—	—	1.9	—	—	—	1.9	—	1.9
Settlement of mezzanine equity	—	—	8.2	—	—	—	8.2	—	8.2
Purchase of noncontrolling interest	—	—	(3.9)	—	—	—	(3.9)	(4.3)	(8.2)
Disposition of discontinued operations	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at September 26, 2020	42.2	$0.4	$1,694.6	$(387.5)	$(262.0)	$(43.1)	$1,002.4	$4.3	$1,006.7

	Nine months ended September 28, 2019
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income	—	—	—	50.5	—	—	50.5	1.2	51.7
Other comprehensive loss, net	—	—	—	—	(32.1)	—	(32.1)	(0.5)	(32.6)
Stock-based compensation expense	—	—	10.2	—	—	—	10.2	—	10.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.0)	(1.0)
Balance at September 28, 2019	42.6	$0.4	$1,672.8	$(223.6)	$(462.8)	$(19.3)	$967.5	$10.0	$977.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income (loss)	$(17.6)	$51.7
Less: Income (loss) from discontinued operations, net of tax	(40.9)	8.3
Income from continuing operations	23.3	43.4
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	8.7	7.1
Asset impairment charges	3.2	10.8
Deferred income taxes	18.9	(4.0)
Depreciation and amortization	30.2	28.9
Stock-based compensation	10.6	9.4
Pension and other employee benefits	1.0	1.5
Gains on asset sales and other, net	(0.9)	(0.4)
Gain on change in fair value of investment in equity security	(7.4)	(7.8)
Loss on early extinguishment of debt	11.0	—
Changes in operating assets and liabilities, net of effects from business acquisition and discontinued operations:
Accounts receivable and other assets	16.2	37.0
Contract assets and liabilities, net	4.4	(27.4)
Inventories	(11.2)	1.2
Accounts payable, accrued expenses and other	(68.9)	(41.4)
Cash spending on restructuring actions	(7.5)	(6.0)
Net cash from continuing operations	31.6	52.3
Net cash from (used in) discontinued operations	(8.3)	46.8
Net cash from operating activities	23.3	99.1
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	3.3	1.0
Capital expenditures	(17.3)	(17.4)
Business acquisition, net of cash acquired	(10.0)	—
Net cash used in continuing operations	(24.0)	(16.4)
Net cash from (used in) discontinued operations (includes net proceeds from disposition of $406.2, less cash and restricted cash disposed of $7.3, in the nine months ended September 26, 2020)	393.4	(4.6)
Net cash from (used in) investing activities	369.4	(21.0)

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	Nine months ended
	September 26, 2020		September 28, 2019
Cash flows used in financing activities:
Repurchases of senior notes (includes premiums paid of $8.4)	(308.4)		—
Borrowings under amended and restated senior credit facilities	—		134.0
Repayments of amended and restated senior credit facilities	—		(34.0)
Borrowings under former senior credit facilities	—		33.0
Repayments of former senior credit facilities	—		(173.0)
Borrowings under former trade receivables financing arrangement	—		54.0
Repayments of former trade receivables financing arrangement	—		(54.0)
Borrowings under (repayments of) purchase card program, net	(11.6)		1.7
Borrowings under other financing arrangements	—		1.1
Repayments of other financing arrangements	(0.3)		(3.2)
Financing fees paid	—		(3.3)
Purchases of common stock	(16.9)		—
Minimum withholdings paid on behalf of employees for net share settlements, net	(6.9)		(5.4)
Purchase of noncontrolling interest	(8.2)	-8.2	—
Dividends paid to noncontrolling interests in subsidiary	(1.2)		(1.0)
Net cash used in continuing operations	(353.5)		(50.1)
Net cash used in discontinued operations	(0.3)		(0.3)
Net cash used in financing activities	(353.8)		(50.4)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	10.2		(2.6)
Net change in cash, cash equivalents and restricted cash	49.1		25.1
Consolidated cash, cash equivalents and restricted cash, beginning of period	303.4		214.3
Consolidated cash, cash equivalents and restricted cash, end of period	$352.5		$239.4

	September 26, 2020		September 28, 2019
Reconciliation of cash, cash equivalents and restricted cash from the condensed consolidated balance sheets:
Cash and cash equivalents	$352.3		$217.6
Cash and cash equivalents included in assets of discontinued operations	0.2		20.7
Restricted cash included in assets of discontinued operations	—		1.1
Consolidated cash, cash equivalents and restricted cash	$352.5		$239.4
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
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts are expected to continue in the fourth quarter of 2020, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of September 26, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
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
For the nine months ended September 26, 2020 within the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss) and of Equity, we corrected Other Comprehensive Income (Loss) to reflect $178.2 of cumulative foreign currency translation adjustments from Accumulated Other Comprehensive Loss related to the disposition of our discontinued operations. We have reclassified certain prior year amounts to conform to the current year presentation, including (1) the effects on results of continuing operations and discontinued operations of a change in legal entity, previously reported in discontinued operations, to continuing operations, in connection with that entity's reclassification during the fourth quarter of 2019, and (2) the borrowings under (repayments of) a purchase card program, separately from the presentation of borrowings under (repayments of) other financing arrangements, in our condensed consolidated statements of cash flow. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations and are denoted in millions of US dollars. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments.
On August 1, 2020, the Company completed the acquisition of POSI LOCK, Inc ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their estimated fair values per preliminary valuations and management estimates and are subject to change when such valuations and estimates are finalized. The pro forma effects of the acquisition of POSI LOCK are not material to our condensed consolidated results of operations for the three and nine months ended September 26, 2020.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 were March 28, June 27, and September 26, compared to the respective March 30, June 29, and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods.
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
In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Among other changes in requirements, the amendments in this update also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This amendment was adopted by the Company effective January 1, 2020 using the prospective transition approach and did not have a significant impact on its condensed consolidated financial statements.
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
In connection with the May 2, 2019 announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of the former Power and Energy segment (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying condensed consolidated financial statements, reflect this presentation.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying condensed consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”). On March 30, 2020, the Company completed the sale of substantially all such businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further below and, to a lesser extent, certain fees. Net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold as of March 30, 2020, cash flows from investing activities for the nine months ended September 26, 2020, reflect net proceeds of $398.9 from disposition of the Disposal Group. The consummation of the sale to the Buyer of a remaining business reflected as “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in our condensed consolidated balance sheet as of September 26, 2020 and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals but is expected to occur before the end of the year. The majority of the “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s “Accumulated Other Comprehensive Loss” balance) and “Noncontrolling Interests” of $1.2, which were removed from our condensed consolidated balance sheet during the second quarter of 2020, equaled the net proceeds received upon consummation of the Transaction.
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
We recorded a pre-tax loss on Disposal Group of $8.5 during our first quarter of 2020 to reduce the carrying value of the Disposal Group to our estimate of the net proceeds that were expected to be realized upon finalization of the purchase price with the Buyer (which was subject to a customary period of review between the parties as discussed below), less estimated costs to sell. As this loss was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the Disposal Group as of March 28, 2020. This loss was attributable primarily to a reduction in the U.S. dollar-denominated proceeds received from the Buyer, relative to the translated U.S. dollar-equivalent carrying values of certain non-U.S. businesses of the Disposal Group, located primarily in the U.K. and Europe, due to a strengthening of the U.S. dollar against the currencies of those businesses during the first quarter of 2020.
As noted above, finalization of the purchase price with the Buyer was subject to a customary period of review between the parties. We recorded a pre-tax loss on Disposal Group of $2.0 during our second quarter of 2020 related to working capital adjustments and ongoing discussions with the Buyer. During the third quarter of 2020, we finalized the levels of net working capital, cash and debt, and deductions as of the closing date with the Buyer, which resulted in an additional $1.2 pre-tax loss on Disposal Group being recorded in the quarter. The determination of the final settlement with the Buyer involved resolution of certain estimates and judgments based on, among other items, the interpretation and application of key terms of the Sale Agreement. In addition, during the third quarter of 2020, we recorded a $0.4 pre-tax loss on Disposal Group to reduce the carrying value of the business based in India, the sale of which remains subject to local regulatory approvals but is expected to close before the end of the year, to its expected gross purchase price of $6.4.

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

Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”) and a Master Procurement Agreement (the “Procurement Agreement”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services, and $1.3 and $2.8, respectively, of income from such services was recognized as a component of "Other Income (Expense), net" during the three and nine months ended September 26, 2020. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group. The historical annual amount of such purchases by SPX FLOW businesses has varied at a level between approximately $8.0 and $9.0.
Results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations
    Income (loss) from discontinued operations for the three and nine months ended September 26, 2020 and September 28, 2019 was as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues	$1.3	$115.6	$112.7	$361.1
Cost of products sold(1)(2)	0.8	94.2	76.6	266.8
Gross profit	0.5	21.4	36.1	94.3
Selling, general and administrative(1)	0.6	24.0	32.1	69.4
Intangible amortization(1)	—	—	—	1.9
Loss on Disposal Group(3)	1.6	52.0	12.1	52.0
Restructuring and other related charges	—	—	0.3	—
Operating loss	(1.7)	(54.6)	(8.4)	(29.0)

Other income (expense), net	—	0.1	(0.3)	(0.9)
Interest expense, net(4)	—	(2.8)	(1.6)	(9.2)
Loss from discontinued operations before income taxes	(1.7)	(57.3)	(10.3)	(39.1)
Income tax benefit (provision)(5)	(2.5)	9.6	(30.6)	47.4
Income (loss) from discontinued operations, net of tax	(4.2)	(47.7)	(40.9)	8.3
Less: Income (loss) attributable to noncontrolling interests	—	0.2	(0.1)	—
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$(4.2)	$(47.9)	$(40.8)	$8.3

(1)During the three and nine months ended September 26, 2020, and the three months ended September 28, 2019, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized for the period prior to the Disposal Group being classified as held-for-sale during the nine months ended September 28, 2019, as the assets of the Disposal Group were initially classified as held-for-sale as of the end of the second quarter of 2019.
(2)During the three and nine months ended September 28, 2019, we recorded a charge to “Cost of products sold” of $17.0 related to the settlement of a previous payment demand from a customer related to a project of the Disposal Group. The demand and related claims arose from the Company’s supply of equipment used in a series of long-term nuclear power projects that were substantially complete in terms of our production, revenue recognition and receipt of payment. The liability associated with this settlement was recorded as a components of “Accrued expenses” of the discontinued operations of the Company and was paid by the Company on September 30, 2019 in connection with a settlement agreement entered into with the customer on that date. The agreement released the Company from further claims by the customer, beyond the ordinary warranty obligations that were associated with the underlying project.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(3)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the three and nine months ended September 26, 2020. During the three and nine months ended September 28, 2019, management had evaluated indicators of fair value of the Company’s Disposal Group, including indications of fair value received from third parties in connection with the marketing of the business through the end of the third quarter of 2019. Based on developments associated with the marketing and sale process that arose during the Company’s third quarter of 2019, and indications of fair value received through the conclusion of the third quarter, the Company recorded a pre-tax charge of $52.0 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency translation adjustment balances, to estimated fair value less costs to sell. The loss on Disposal Group was determined not to be attributable to any individual components of the Disposal Group’s net assets, and was therefore reflected as a valuation allowance against the total assets of the Disposal Group as of September 28, 2019.

(4)In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $0.0 and $2.8 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $1.6 and 9.2 for the nine month periods then ended, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.

(5)During the three months ended September 26, 2020, we recorded an income tax provision of $2.5 on $(1.7) of pre-tax loss from discontinued operations, resulting in an effective tax rate of (147.1)%. This compares to an income tax benefit for the three months ended September 28, 2019 of $9.6 on $(57.3) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 16.8%. The effective tax rate for the third quarter of 2020 was impacted by income tax charges of (i) $1.7 related to a reduction in the benefit related to the loss for global intangible low-taxed income purposes and (ii) $0.4 resulting from adjustments to the U.S. tax liability for prior years. The effective tax rate for the third quarter of 2019 was impacted by the effect that the majority of the loss on Disposal Group of $52.0 will not result in a tax benefit such that only $2.0 of tax benefit was recognized on that loss, as well as by a benefit of $7.5 resulting from basis differences that were realized through the disposition of the held-for-sale assets.

During the nine months ended September 26, 2020, we recorded an income tax provision of $30.6 on $(10.3) of pre-tax loss from discontinued operations, resulting in an effective tax rate of (297.1)%. This compares to an income tax provision for the nine months ended September 28, 2019 of $47.4 on $(39.1) of pre-tax loss from discontinued operations, resulting in an effective tax rate of 121.2%. The effective tax rate for the first nine months of 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $1.4 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $3.1 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the nine months ended September 26, 2020 also included the effect from the first quarter of 2020 where the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of a tax benefit was recognized on the $10.3 pre-tax loss on Disposal Group.

The effective tax rate for the first nine months of 2019 was impacted by (i) a benefit of $48.0 resulting from basis differences that were realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the loss on Disposal Group of $52.0 will not result in a tax benefit such that only $2.0 of tax benefit was recognized on that loss.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
    The major classes of assets and liabilities, excluding intercompany balances, as they were excluded from the sale and were settled prior to closing, classified as held-for-sale in the accompanying condensed consolidated balance sheets, were as follows:

	September 26, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$0.2	$3.1
Accounts receivable, net	2.4	99.4
Contract assets	—	43.0
Inventories, net	0.9	72.8
Other current assets	0.5	12.9
Total current assets	4.0	231.2
Property, plant and equipment, net	0.6	87.4
Goodwill	2.1	194.9
Intangibles, net	—	92.3
Other assets	—	59.2
Total long-term assets(1)	2.7	433.8
Total assets, before valuation allowance	6.7	665.0
Less: valuation allowance(2)	(0.4)	(201.0)
TOTAL ASSETS, net of valuation allowance(1)	$6.3	$464.0

LIABILITIES
Current liabilities:
Accounts payable	$1.2	$46.6
Contract liabilities	0.1	43.6
Accrued expenses	0.4	52.6
Income taxes payable	—	1.6
Current maturities of long-term debt	—	0.5
Total current liabilities	1.7	144.9
Long-term debt	—	3.6
Deferred and other income taxes	—	13.6
Other long-term liabilities	—	58.4
Total long-term liabilities(1)	—	75.6
TOTAL LIABILITIES(1)	$1.7	$220.5
(1)The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our condensed consolidated balance sheets as of September 26, 2020 and December 31, 2019, as the disposition of the Disposal Group occurred, or was expected to occur, within twelve months of each respective date. The consummation of the sale to the Buyer of a remaining business reflected as discontinued operations as of September 26, 2020 and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals but is expected to occur prior to the end of the year.
(2)See previous paragraphs for further discussion regarding the valuation allowance recorded as of September 26, 2020 and December 31, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
    The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the nine months ended September 26, 2020 and September 28, 2019:

	Nine months ended
	September 26, 2020	September 28, 2019
Loss on Disposal Group(1)	$12.1	$52.0
Depreciation and amortization(2)	—	7.8
Capital expenditures	(5.5)	(4.6)
Proceeds on disposition of Disposal Group (3)	398.9	—
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the nine months ended September 26, 2020 and September 28, 2019.
(2)As noted above, during the nine months ended September 26, 2020, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized for the period prior to the Disposal Group being classified as held-for sale during the nine months ended September 28, 2019, as the assets of the Disposal Group were initially classified as held-for-sale as of the end of the second quarter of 2019.
(3)As noted above, proceeds of $406.2 were received from the Buyer during the nine months ended September 26, 2020. Net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold as of March 30, 2020, cash flows of $398.9 were realized upon disposition of the Disposal Group (excluding consummation of the sale of a business based in India, as noted above).
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
Beginning in the second quarter of 2019 and after reflecting the classification of our former Power and Energy reportable segment as held-for-sale, we have two reportable segments: the Food and Beverage segment and the Industrial segment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (the “Codification”) to operating income or loss of each segment before considering asset impairment charges, restructuring and other related charges, pension and postretirement service costs and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our chief operating decision maker evaluates the results of each segment.
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
Industrial
The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, POSI LOCK, Power Team and Stone.

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
Reportable Segment Financial Data
Financial data for our reportable segments for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues:
Food and Beverage	$160.6	$178.9	$443.1	$530.0
Industrial	196.3	204.6	511.4	612.3
Total revenues	$356.9	$383.5	$954.5	$1,142.3

Income:
Food and Beverage	$24.2	$27.1	$62.7	$59.6
Industrial	28.6	28.7	57.9	87.9
Total income for reportable segments	52.8	55.8	120.6	147.5

Corporate expense(1)	19.2	18.1	53.7	44.8
Pension and postretirement service costs	0.2	0.3	0.6	0.7
Asset impairment charges(2)	0.5	10.8	3.2	10.8
Restructuring and other related charges	1.3	0.2	8.7	7.1
Consolidated operating income	$31.6	$26.4	$54.4	$84.1
(1)Includes $0.0 and $2.7 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $2.4 and $5.8 for the nine months then ended, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who remained employees of SPX FLOW upon the disposition of the discontinued operations.
(2)Asset impairment charges of $0.5, during the three months ended September 26, 2020, resulted from further management evaluation of certain assets during the third quarter which were impacted by management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and APAC regions. Charges for the nine months ended September 26, 2020 included these charges, $0.8 of charges recorded during the second quarter of 2020 related to this action and asset impairment charges of $1.9 which resulted from management’s decision, during the first quarter of 2020, to discontinue a product line within the Industrial reportable segment. Asset impairment charges of $10.8, during the three and nine months ended September 28, 2019, resulted from management’s decision to market a corporate asset for sale.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(5)     REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the related cash flows, is noted in further detail below.
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues recognized over time:
Food and Beverage	$60.5	$54.2	$161.6	$207.2
Industrial	12.5	11.2	28.2	40.7
Total revenues recognized over time	$73.0	$65.4	$189.8	$247.9
Disaggregated Information about Revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the three and nine months ended September 26, 2020 and September 28, 2019:

	Three months ended September 26, 2020				Three months ended September 28, 2019
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$102.3	(1)	$58.3	$160.6	$118.6	(1)	$60.3	$178.9
Industrial	126.8		69.5	196.3	138.1		66.5	204.6
Total revenues	$229.1		$127.8	$356.9	$256.7		$126.8	$383.5
(1)Includes $54.5 and $63.6 for the three months ended September 26, 2020 and September 28, 2019, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.

	Nine months ended September 26, 2020				Nine months ended September 28, 2019
	Original Equipment		Aftermarket	Total Revenues	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$272.3	(1)	$170.8	$443.1	$348.1	(1)	$181.9	$530.0
Industrial	325.7		185.7	511.4	415.0		197.3	612.3
Total revenues	$598.0		$356.5	$954.5	$763.1		$379.2	$1,142.3
(1)Includes $138.9 and $188.6 for the nine months ended September 26, 2020 and September 28, 2019, respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.
Contract Balances:
Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	September 26, 2020	December 31, 2019	Change(1)
Contract accounts receivable(2)	$222.0	$231.9	$(9.9)
Contract assets	28.7	27.3	1.4
Contract liabilities	(125.1)	(116.3)	(8.8)
Net contract balance	$125.6	$142.9	$(17.3)
(1)    The $17.3 decrease in our net contract balance from December 31, 2019 to September 26, 2020 was primarily due to a reduction in volume of revenues recognized at a point in time, partially due to the effects of the COVID-19 pandemic during the nine months ended  September 26, 2020, as well as the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
During the three months ended September 26, 2020 and September 28, 2019, we recognized revenues of $12.9 and $37.7 related to contract liabilities outstanding as of December 31, 2019 and 2018, respectively. During the nine months ended September 26, 2020 and September 28, 2019, we recognized revenues of $83.5 and $114.5 related to contract liabilities outstanding as of December 31, 2019 and 2018, respectively.
Contract Costs:
As of September 26, 2020 and December 31, 2019, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in the accompanying condensed consolidated balance sheets.
Remaining Performance Obligations:
As of September 26, 2020 and September 28, 2019, the aggregate amount of our remaining performance obligations was $530.4 and $481.0, respectively. The Company expects to recognize revenue on approximately 91% and substantially all of our remaining performance obligations outstanding as of September 26, 2020 within the next 12 and 24 months, respectively.
(6)    LEASES
Information regarding our operating and finance lease right-of-use (“ROU”) assets and liabilities, expense, cash flows and non-cash activities, future lease payments and key assumptions used in accounting for such leases, is noted in further detail below.
The components of operating and finance lease ROU assets and liabilities as of September 26, 2020 and December 31, 2019 were as follows:

	September 26, 2020	December 31, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.5	$0.5	Property, plant and equipment, net
Operating lease ROU assets	44.1	48.8	Other assets
Current portion of operating lease liabilities	15.5	15.4	Accrued expenses
Current portion of finance lease liabilities	0.1	0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.4	0.5	Long-term debt
Long-term operating lease liabilities	35.8	40.4	Other long-term liabilities
    The components of lease expense for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three months ended		Nine months ended
	September 26, 2020 (1)	September 28, 2019 (1)	September 26, 2020 (1)	September 28, 2019 (1)
Operating lease cost(2)	$4.5	$4.8	13.6	$14.0
Short-term lease cost(2)	1.1	0.8	2.5	2.0
Variable lease cost(2)	0.1	0.1	0.3	0.6
Total lease cost	$5.7	$5.7	$16.4	$16.6
(1)Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the three and nine months ended September 26, 2020 and September 28, 2019.
(2)Included in “Cost of products sold” and “Selling, general and administrative” in our condensed consolidated statements of operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of September 26, 2020 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2020	$4.7	$0.1	$4.8
2021	14.0	0.2	14.2
2022	10.5	0.1	10.6
2023	8.3	0.1	8.4
2024	6.6	0.1	6.7
2025	4.1	—	4.1
Thereafter	11.0	—	11.0
Total lease payments	59.2	0.6	59.8
Less: interest	(7.9)	(0.1)	(8.0)
Present value of lease liabilities	$51.3	$0.5	$51.8
Key assumptions used in accounting for our operating and finance leases as of September 26, 2020 and December 31, 2019 were as follows:

	September 26, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.9	6.0
Finance leases	3.7	4.3
Weighted-average discount rate:
Operating leases	4.19%	4.49%
Finance leases	5.33%	5.32%
    Cash flows and non-cash activities related to our operating and finance leases for the nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Nine months ended
	September 26, 2020	September 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$12.6	$14.2
Operating cash flows paid for finance leases	—	—
Financing cash flows paid for finance leases	0.1	—
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	4.1	10.9
Finance lease ROU assets obtained in exchange for new finance lease liabilities	—	0.3

(7)     RESTRUCTURING AND OTHER RELATED CHARGES
Restructuring and other related charges for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Food and Beverage	$0.4	$(0.8)	$2.4	$5.4
Industrial	0.5	0.6	5.1	1.3
Other	0.4	0.4	1.2	0.4
Total	$1.3	$0.2	$8.7	$7.1

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Restructuring and Other Related Charges By Reportable Segment
Food and Beverage — Charges for the three months ended September 26, 2020 related primarily to severance and other costs associated with a reduction in force of certain engineering employees based in our EMEA region.
Charges for the nine months ended September 26, 2020 related primarily to a reduction in force of certain commercial employees based in our EMEA region and, to a lesser extent, severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.

The credit for the three months ended September 28, 2019 related primarily to a revision of estimates for previously recognized charges related to prior actions, initiated (i) during the fourth quarter of 2018 which impacted a business associated with the execution of large dry-dairy systems projects, and (ii) during the second quarter of 2019 which related to the closure of a facility in South America.

Charges for the nine months ended September 28, 2019 related primarily to severance and other costs associated with (i) additional charges associated with the further rationalization, initiated during the fourth quarter of 2018, of the dry-dairy business noted above, as well as (ii) the closure of the facility in South America noted above.

Industrial — Charges for the three months ended September 26, 2020 related primarily to severance and other costs associated with reductions in force of (i) certain operations personnel based in EMEA and (ii) certain engineering employees based in the U.S.

Charges for the nine months ended September 26, 2020 related to the above costs as well as severance and other costs associated primarily with (i) the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and APAC regions and (ii) reductions in force of certain engineering, commercial and other functional support employees within the segment, primarily in EMEA and, to a lesser extent, across the other regions in which the segment operates.

Charges for the three months ended September 28, 2019 related primarily to severance and other costs associated with the closure of a sales office and service center in North America.
Charges for the nine months ended September 28, 2019 related primarily to severance and other costs associated with (i) certain operations personnel in the EMEA region, and (ii) the closure of a sales office and service center in North America.
Other — Charges for the three months ended September 26, 2020 related primarily to severance costs associated with the rationalization and outsourcing of certain corporate support functions.
Charges for the nine months ended September 26, 2020 related to the above costs as well as severance and other costs associated with certain corporate support employees.
Charges for the three and nine months ended September 28, 2019 related to severance and other costs associated with the rationalization of a corporate support function.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the nine months ended September 26, 2020 and September 28, 2019:

	Nine months ended
	September 26, 2020	September 28, 2019
Balance at beginning of year	$7.6	$7.1
Restructuring and other related charges(1)	8.1	6.8
Utilization — cash	(7.5)	(6.0)
Currency translation adjustment and other	—	(0.3)
Balance at end of period	$8.2	$7.6
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.6 and $0.3 of other related charges during the nine months ended September 26, 2020 and September 28, 2019, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(8)    INVENTORIES, NET
Inventories at September 26, 2020 and December 31, 2019 comprised the following:

	September 26, 2020	December 31, 2019
Finished goods	$93.0	$82.5
Work in process	51.7	47.0
Raw materials and purchased parts	84.8	85.9
Total FIFO cost	229.5	215.4
Excess of FIFO cost over LIFO inventory value	(7.3)	(7.3)
Total inventories	$222.2	$208.1
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 11% of total inventory at September 26, 2020 and December 31, 2019. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(9)    GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the nine months ended September 26, 2020 were as follows:

	December 31, 2019	Goodwill Resulting from Business Combination(1)	Impairments	Foreign Currency Translation and Other	September 26, 2020
Food and Beverage	$257.5	$—	$—	$3.2	$260.7
Industrial(2)	287.6	1.2	—	3.3	292.1
Total	$545.1	$1.2	$—	$6.5	$552.8
(1)Reflects goodwill that arose from the POSI LOCK acquisition during the third quarter of 2020. As discussed in Note 1, the assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their estimated fair values using preliminary valuations and management estimates and are subject to change when such valuations and estimates are finalized.
(2)The carrying amount of goodwill included $133.8 and $133.6 of accumulated impairments as of September 26, 2020 and December 31, 2019, respectively.
We completed our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized) during the fourth quarter of 2019 and determined there were no impairments. The goodwill impairment tests indicated significant excess fair value over the carrying value of both of our reporting units. During the three and nine months ended September 26, 2020, we evaluated whether a triggering event had occurred due to the effects of the COVID-19 pandemic. We do not expect the adverse impacts of the COVID-19 pandemic to significantly affect the assumptions underlying our long-term revenue and cash flow growth rates, operating models or business strategies, and the fair values of our reporting units continued to substantially exceed their respective carrying values as of September 26, 2020. Therefore, we do not consider the COVID-19 pandemic to be a triggering event to accelerate our annual impairment analysis and no impairment charges for goodwill or indefinite-lived intangible assets were recorded during the three and nine months ended September 26, 2020.
We will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2020 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, the effects of the COVID-19 pandemic, order trends and the operating cash flow performance of our reporting units.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Other Intangibles, Net
Identifiable intangible assets were as follows:

	September 26, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$132.2	$(105.4)	$26.8	$124.7	$(97.5)	$27.2
Technology	62.9	(49.9)	13.0	61.7	(46.6)	15.1
Patents	6.2	(4.6)	1.6	5.6	(4.5)	1.1
Other	8.3	(8.3)	—	8.1	(8.1)	—
	209.6	(168.2)	41.4	200.1	(156.7)	43.4
Trademarks with indefinite lives	164.8	—	164.8	164.7	—	164.7
Total	$374.4	$(168.2)	$206.2	$364.8	$(156.7)	$208.1
As of September 26, 2020, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $22.3 in Food and Beverage and $19.1 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $97.1 in Food and Beverage and $67.7 in Industrial.
Intangibles acquired in connection with the POSI LOCK acquisition during the third quarter of 2020 included customer relationships, patents, and tradenames of $5.3, $0.8, and $0.3, respectively, and are reflected in the Industrial reportable segment balances as of September 26, 2020 noted above. As discussed in Note 1, the assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their estimated fair values using preliminary valuations and management estimates and are subject to change when such valuations and estimates are finalized.
No intangible asset impairment charges were recorded during the nine months ended September 26, 2020 or September 28, 2019. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during the nine months ended September 26, 2020 related to foreign currency translation.
Tangible Long-Lived Asset Impairment Charges
As discussed in Note 4, asset impairment charges of $0.5 during the three months ended September 26, 2020 resulted from further management evaluation of certain assets during the third quarter which were impacted by management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and APAC regions. Such charges related to the real property and, to a lesser extent, certain machinery and equipment, of the facility. Charges for the nine months ended September 26, 2020 include these charges, $0.8 of charges recorded during the second quarter related to this action and asset impairment charges of $1.9 which resulted from management’s decision during the first quarter of 2020 to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three and nine months ended September 26, 2020 and September 28, 2019 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	Sept. 26, 2020	Sept 28, 2019	Sept. 26, 2020	Sept 28, 2019	Sept. 26, 2020	Sept 28, 2019
Service cost	$0.2	0.3	$—	$—	$0.2	$0.3	Selling, general and administrative
Interest cost	0.1	0.1	—	0.1	0.1	0.2	Other income (expense), net
Total net periodic benefit expense	$0.3	$0.4	$—	$0.1	$0.3	$0.5

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Nine Months Ended
	Sept. 26, 2020	Sept 28, 2019	Sept. 26, 2020	Sept 28, 2019	Sept. 26, 2020	Sept 28, 2019
Service cost	$0.6	0.7	$—	$—	$0.6	$0.7	Selling, general and administrative
Interest cost	0.3	0.3	0.1	0.3	0.4	0.6	Other income (expense), net
Recognized net actuarial loss(1)	—	—	—	0.2	—	0.2	Other income (expense), net
Total net periodic benefit expense	$0.9	$1.0	$0.1	$0.5	$1.0	$1.5
(1)    For the nine months ended September 28, 2019, the $0.2 charge reflects the effects of a partial settlement and remeasurement of our domestic pension plan, resulting from the lump sum payment of a former officer’s pension obligation during the second quarter of 2019.
Employer Contributions
During the nine months ended September 26, 2020 and September 28, 2019, contributions to the foreign and domestic pension plans we sponsor were less than $0.1.
(11)    INDEBTEDNESS
Debt at September 26, 2020 and December 31, 2019 was comprised of the following:

	September 26, 2020	December 31, 2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes (1)	—	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	9.4	21.3
Less: deferred financing fees(3)	(3.3)	(6.8)
Total debt	406.1	714.5
Less: short-term debt	8.9	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.1	$693.7

(1)On August 15, 2020, with a cash payment, we redeemed our 5.625% senior notes due in August 2024 (the "2024 Notes") in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a total redemption price of $308.4, plus accrued and unpaid interest. As a result of the redemption, we recorded a charge of $11.0 to "Loss on early extinguishment of debt" during the third quarter of 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(2)Primarily includes finance lease obligations of $0.5 and $0.6 and balances under a purchase card program of $8.8 and $20.4 as of September 26, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.

(3)Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated financial statements included in our 2019 Annual Report on Form 10-K.
The interest rate of outstanding borrowings under our Term Loan, due June 2022, was approximately 1.5% and 3.1% at September 26, 2020 and December 31, 2019, respectively.
At September 26, 2020, we had $494.3 of borrowing capacity under our revolving credit facilities after giving effect to $5.7 reserved for outstanding letters of credit. In addition, at September 26, 2020, we had $93.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $56.6 reserved for outstanding bank guarantees. In addition, we had $5.2 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At September 26, 2020, in addition to the revolving lines of credit described above, we had approximately $11.5 of letters of credit outstanding under separate arrangements in China and India.
At September 26, 2020, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
We had FX forward contracts with an aggregate notional amount of $35.9 and $83.3 outstanding as of September 26, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $5.1 and $0.9 at September 26, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.0 and $0.2, net of taxes, recorded in accumulated other comprehensive loss related to FX forward contracts as of September 26, 2020 and December 31, 2019, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.4 and $0.3 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $2.2 and $0.9 for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.1 and $0.3 (gross assets) and $0.0 and $0.0 (gross liabilities) at September 26, 2020 and December 31, 2019, respectively.
(13)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Weighted-average shares outstanding, basic	42.127	42.434	42.425	42.418
Dilutive effect of share-based awards	0.323	0.263	0.215	0.212
Weighted-average shares outstanding, dilutive(1)	42.450	42.697	42.640	42.630
(1)Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.094 and 0.063 for the three months ended September 26, 2020 and September 28, 2019, respectively, and 0.102 and 0.133 for the nine months then ended, respectively. Unvested restricted stock shares/units not included

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.207 and 0.118 for the three months ended September 26, 2020 and September 28, 2019, respectively, and 0.196 and 0.247 for the nine months then ended, respectively. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares, were 0.342 for the three and nine months ended September 26, 2020 and September 28, 2019.
Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 2.123 unissued shares of our common stock were available for future grant as of September 26, 2020. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Non-employee directors received restricted stock awards in the three months ended June 27, 2020 that vest at the close of business on the day before the date of the Company’s next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors’ continued service during such period.
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and nine months ended September 26, 2020 and September 28, 2019, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Stock-based compensation expense - continuing and discontinued operations	$3.6	$3.4	11.4	10.2
Less: stock-based compensation expense recognized in discontinued operations	—	0.2	0.8	0.8
Stock-based compensation expense recognized in continuing operations	3.6	3.2	10.6	9.4
Income tax benefit	(0.8)	(0.8)	(2.4)	(2.2)
Stock-based compensation expense, net of income tax benefit	$2.8	$2.4	$8.2	$7.2
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended September 26, 2020:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2019	0.999	$38.24
Granted	0.493	35.06
Vested	(0.443)	37.19
Forfeited and other	(0.060)	39.69
Outstanding at September 26, 2020	0.989	$37.04
As of September 26, 2020, there was $21.6 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.9 years.
Stock Options
There were 0.342 of SPX FLOW stock options outstanding as of September 26, 2020 and December 31, 2019, all of which were exercisable as of September 26, 2020. The weighted-average exercise price per share of the stock options is

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
$61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of September 26, 2020.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of September 26, 2020 and December 31, 2019 was foreign currency translation adjustment (there were unrealized losses of $0.0 and $0.2, net of taxes, recorded in AOCL related to FX forward contracts as of September 26, 2020 and December 31, 2019, respectively, as discussed in Note 12). See the condensed consolidated statements of comprehensive income (loss) for changes in AOCL for the three and nine months ended September 26, 2020 and September 28, 2019, and Note 3 for further discussion regarding amounts reclassified out of AOCL during the nine months ended September 26, 2020 in connection with the disposition of the Disposal Group.
Common Stock in Treasury
    During the nine months ended September 26, 2020 and September 28, 2019, “Common stock in treasury” was increased by $6.9 and $5.4, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
For the three and nine months ended September 26, 2020, we repurchased 0.255 and 0.450 shares of our common stock for cash consideration of $10.7 and $16.9, respectively, in accordance with a share repurchase program authorized by our Board of Directors for the purchase of up to $150.0 shares of our common stock on or before December 31, 2021.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of September 26, 2020 and December 31, 2019 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 16.
During the first quarter of 2020, the noncontrolling interest shareholder of a joint venture exercised certain put options and, during the third quarter of 2020, the Company and such shareholder reached an agreement for the Company to purchase all noncontrolling interest shares in that joint venture at an agreed-upon price. In accordance with the agreement, we paid $8.2 during the three and nine months ended September 26, 2020 to purchase a portion of such shares. In connection with the share purchase of $8.2, we reduced “Noncontrolling interests” by $4.3 to reflect the reduction in the noncontrolling shareholder’s cumulative carrying value of ownership interest in the joint venture during the third quarter, with the remainder of the purchase price paid reflected as a reduction of “Paid-in capital”. In addition, as a result of the third quarter share purchase, we reflected the settlement of the related portion of the put options during the quarter as a reduction of “Mezzanine equity” of $8.2, with an increase of “Paid-in capital”.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Of the $9.4 balance reflected in “Mezzanine equity” as of September 26, 2020, $6.5 represents the agreed-upon purchase price to be paid by the Company to the noncontrolling interest shareholder during the fourth quarter of 2020 for the remainder of his shares, subject to certain conditions being met by the noncontrolling interest shareholder through the agreed-upon purchase date. The carrying value of other put options which comprise “Mezzanine equity” as of September 26, 2020 is recorded based on our best estimate of the ultimate redemption value of those put options.
(15)    INCOME TAXES
Unrecognized Tax Benefits
As of September 26, 2020, we had gross unrecognized tax benefits of $16.2 (net unrecognized tax benefits of $15.2), of which $10.1, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of September 26, 2020, gross accrued interest totaled $0.8 (net accrued interest of $0.7), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended September 26, 2020, we recorded an income tax provision of $0.7 on $17.4 of pre-tax income, resulting in an effective tax rate of 4.0%. This compares to an income tax provision for the three months ended September 28, 2019 of $2.5 on $19.6 of pre-tax income, resulting in an effective tax rate of 12.8%. The effective tax rate for the third quarter of 2020 was impacted by income tax benefits of (i) $2.5 resulting from the benefit of the reduction to the forecasted annual effective tax rate in the third quarter of 2020 applied to income from the first half of 2020, (ii) $1.6 related to the timing of the pretax results in certain jurisdictions where the tax expense is not expected to be realized due to the loss carryforward position, and (iii) $1.3 resulting from adjustments to the U.S. tax liability for prior years.

    The effective tax rate for the third quarter of 2019 was impacted by benefits of (i) $2.4 resulting from the cumulative impact of a reduction to global intangible low-taxed income ("GILTI") amount included in our annual effective tax rate computation and (ii) $1.5 resulting from income occurring in the quarter in certain jurisdictions with year to date losses where the tax benefit of those losses is not expected to be realized, which were partially offset by a charge of $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary.

During the nine months ended September 26, 2020, we recorded an income tax provision of $3.7 on $27.0 of pre-tax income, resulting in an effective tax rate of 13.7%. This compares to an income tax provision for the nine months ended September 28, 2019 of $24.7 on $68.1 of pre-tax income, resulting in an effective tax rate of 36.3%. The effective tax rate for the first nine months of 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, and (iii) $1.2 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by income tax charges of (i) $4.8 resulting from losses occurring in the first nine months of 2020 in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

    The effective tax rate for the first nine months of 2019 was impacted by charges of (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized and (iii) $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that has been realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return.
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
We have various non-U.S. income tax returns under examination. The most significant of these are (1) an examination in Germany for the 2010 through 2014 tax years and (2) an examination in China for the 2019 tax year. We expect both of these examinations will conclude in 2020. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
During the third quarter of 2020, the Department of Treasury issued several final regulations related to the Tax Cuts and Jobs Act, including those related to the Section 250 deduction, GILTI and the Section 163(j) interest limitation. We continue to evaluate the impact of these regulations on our income tax balances; however, we do not expect these regulations to have a material impact on our current year income tax balances.
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
As of September 26, 2020 and December 31, 2019, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.1 and $0.3 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of September 26, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
The estimated fair value of our investment in an equity security, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage, applied to the equity security’s most recently determined net asset value. During the three and nine months ended September 26, 2020, we recorded a gain of $2.1 and $7.4, respectively, to “Other income (expense), net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security. As of September 26, 2020 and December 31, 2019, the equity security had an estimated fair value of $29.2 and $21.8, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
The COVID-19 pandemic has recently had an adverse impact on the global financial markets. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
During the three and nine months ended September 28, 2019, we recorded gains of $0.0 and $7.8, respectively, to “Other income (expense), net” to reflect an increase in the estimated fair value of the equity security. In addition, during the nine months ended September 28, 2019, we received a distribution of $2.6, which is included within “Cash flows from operating activities” in our condensed consolidated statements of cash flows.
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option values are reflected as adjustments to “Mezzanine equity” and “Paid-In Capital.” Refer to Note 14 for further discussion.
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
During the nine months ended September 26, 2020, the Company recorded a pre-tax loss of $12.1 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the net proceeds to be realized upon finalization of the purchase price with the Buyer (see Note 3 for further details regarding

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
the Sale Agreement). As the loss on Disposal Group was determined not to be attributable to any individual components of the Company’s net assets of discontinued operations, the aggregate loss has been reflected as a valuation allowance against the total assets of the Disposal Group as of September 26, 2020.
The fair value of the Company’s Disposal Group reflects terms of the Sale Agreement with the Buyer as noted above and, as such, has been valued using unobservable inputs (Level 3). At September 26, 2020, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further information regarding the loss on Disposal Group and the associated valuation allowance, and Note 9 for further information regarding goodwill and indefinite-lived intangible assets, and the Company’s consideration of the effects of the COVID-19 pandemic on its evaluation of the carrying values of such long-lived assets as of September 26, 2020.
Acquisition
For the POSI-LOCK acquisition, closed during the third quarter of 2020, the purchase price of $10.0 has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of September 26, 2020. The estimates of fair values are preliminary valuations and management estimates and are subject to change when such valuations and estimates are finalized.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of September 26, 2020 and December 31, 2019 were as follows:

	September 26, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan(1)	$100.0	$100.0	$100.0	$100.0
5.625% senior notes(1)	—	—	300.0	312.0
5.875% senior notes(1)	300.0	311.3	300.0	316.5
Other indebtedness	8.9	8.9	20.7	20.7
(1)Carrying amount reflected herein excludes related deferred financing fees. Refer to Note 11 for further information regarding redemption of our 5.625% senior notes during the third quarter of 2020.
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
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of September 26, 2020 and December 31, 2019 approximate fair value due to the short-term nature of those instruments.

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
    In connection with the May 2, 2019 announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of the former Power and Energy segment (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying MD&A, reflect this presentation.

In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the Disposal Group to the Buyer for a gross purchase price of $475 (the “Transaction”). On March 30, 2020, the Company completed the sale of substantially all such businesses and received proceeds, net of cash and restricted cash disposed, from the Buyer of $398.9, based on an estimate of certain adjustments to the gross purchase price as of the closing date and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business reflected as “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in our condensed consolidated balance sheet as of September 26, 2020 and based in India, with an expected gross purchase price of $6.4, remains subject to local regulatory approvals but is expected to close before the end of 2020. The majority of the “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s “Accumulated Other Comprehensive Loss” balance) and “Noncontrolling Interests” of $1.2, which were removed from our condensed consolidated balance sheet during the second quarter of 2020, equaled the net proceeds received upon consummation of the Transaction.
    Unless otherwise indicated, amounts provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below pertain to continuing operations.
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had an adverse impact on our consolidated financial results for the three and nine months ended September 26, 2020. These adverse impacts are expected to continue in the fourth quarter of 2020, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Industrial reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers which produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers over the past several months, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of September 26, 2020, we had over $350 of cash and equivalents on hand and, as discussed in Note 11 to the accompanying condensed consolidated financial statements, approximately $490 of borrowing capacity under our revolving credit facilities. As noted above, we received net proceeds of approximately $399 from the sale of our discontinued operations during our second quarter of 2020. On August 15, 2020 we redeemed our $300.0 aggregate principal amount 5.625% senior notes, as discussed further in Note 11 to our condensed consolidated financial statements, and there are no debt repayments due under other primary debt obligations until June 2022. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
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
Industrial:  The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jemaco, Johnson Pump, LIGHTNIN, POSI LOCK, Power Team and Stone. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, KSB AG, Lewa, Milton Roy, Parker Domnick Hunter, Prominent and various regional companies.
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
The following summary is intended to provide certain highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three and nine months ended September 26, 2020, revenues decreased $26.6 (6.9%) and $187.8 (16.4%), respectively. The decreases in revenue were due primarily to decreases in organic revenue. The decreases in organic revenue were due primarily to (i) a lower level of revenue from Food and Beverage systems projects, including large dry-dairy projects, and (ii) broad-based weakness across most Industrial segment product lines, attributable primarily to reduced demand due to the effects of the COVID-19 pandemic.

Income before Income Taxes — Income before income taxes decreased $2.2 (11.2%) and $41.1 (60.4%) in the three and nine months ended September 26, 2020, respectively. The decrease in pre-tax income for the three months ended September 26, 2020, compared to the respective 2019 period, included primarily the effects of the recognition of a loss on the early extinguishment of our senior notes due August 2024 during the third quarter of 2020 and, to a lesser extent, a reduction in segment income, partially offset by the effects of a reduction in asset impairment charges (as the third quarter of 2019 included a charge related to the marketing of a corporate asset for sale) and an increase in other income.

The decrease in pre-tax income for the nine months ended September 26, 2020, compared to the respective 2019 period, included primarily the effects of a reduction in segment income, resulting from the lower levels of organic revenue discussed above, the recognition of a loss on the early extinguishment of our senior notes due August 2024 during the third quarter of 2020 as noted above, and an increase in corporate expense, partially offset by the effect of the reduction in asset impairment charges as noted above.
Cash Flows from Operations — For the nine months ended September 26, 2020, cash flows from operations decreased to $31.6 from $52.3 primarily as a result of reduced cash flows from lower segment income, and an increased investment in inventories, due partially to delayed shipments resulting from the COVID-19 pandemic.

RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements included in our 2019 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 were March 28, June 27, and September 26, compared to the respective March 30, June 29, and September 28, 2019 dates. We had one less day in the first quarter of 2020 and will have two more days in the fourth quarter of 2020 than in the respective 2019 periods.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and a business acquisition which occured in the third quarter of 2020. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three and nine months ended September 26, 2020 and September 28, 2019, respectively, including the reconciliation of organic revenue decline to net revenue decline:

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Revenues	$356.9	$383.5	(6.9)	$954.5	$1,142.3	(16.4)
Gross profit	126.1	134.6	(6.3)	340.7	388.6	(12.3)
% of revenues	35.3%	35.1%		35.7%	34.0%
Selling, general and administrative	89.9	94.3	(4.7)	265.9	278.0	(4.4)
% of revenues	25.2%	24.6%		27.9%	24.3%
Intangible amortization	2.8	2.9	(3.4)	8.5	8.6	(1.2)
Asset impairment charges	0.5	10.8	(95.4)	3.2	10.8	(70.4)
Restructuring and other related charges	1.3	0.2	*	8.7	7.1	22.5
Other income (expense), net	4.2	(0.3)	*	8.5	6.5	30.8
Loss on early extinguishment of debt	(11.0)	—	*	(11.0)	—	*
Interest expense, net	(7.4)	(6.5)	13.8	(24.9)	(22.5)	10.7
Income from continuing operations before income taxes	17.4	19.6	(11.2)	27.0	68.1	(60.4)
Income tax provision	(0.7)	(2.5)	(72.0)	(3.7)	(24.7)	(85.0)
Income from continuing operations	16.7	17.1	(2.3)	23.3	43.4	(46.3)
Income (loss) from discontinued operations, net of tax	(4.2)	(47.7)	(91.2)	(40.9)	8.3	*
Net income (loss)	12.5	(30.6)	(140.8)	(17.6)	51.7	(134.0)
Less: Net income attributable to noncontrolling interests	0.4	1.0	(60.0)	0.7	1.2	(41.7)
Net income (loss) attributable to SPX FLOW, Inc.	12.1	(31.6)	(138.3)	(18.3)	50.5	(136.2)

Components of consolidated revenue decline:
Organic decline			(8.9)			(15.3)
Foreign currency and other			2.0			(1.1)
Net revenue decline			(6.9)			(16.4)
*Not meaningful for comparison purposes

Revenues - For the three months ended September 26, 2020, the decrease in revenues, compared to the respective 2019 period, was primarily due to a decrease in organic revenue, partially offset by, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to (i) a lower level of systems revenue, as well as lower components and aftermarket revenues, in our Food and Beverage segment and (ii) reduced demand and shipments across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the COVID-19 pandemic.

For the nine months ended September 26, 2020, the decrease in revenues, compared to the respective 2019 period, was primarily due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to the reasons noted above, as well as (i) a lower level of large dry-dairy systems revenue, as anticipated, in our Food and Beverage segment and (ii) the impact on Industrial segment revenues resulting from a lower opening shippable backlog in the 2020 period than in the 2019 period.
See “Results of Reportable Segments” for additional details.
Gross Profit - The decrease in gross profit for the three and nine months ended September 26, 2020, compared to the respective 2019 periods, was due primarily to the decrease in organic revenue discussed above. The increase in margin percentage for the three and nine months ended September 26, 2020, compared to the respective 2019 periods, was primarily due to strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and nine months ended September 26, 2020, the decrease in SG&A expense, compared to the respective 2019 periods, was due primarily to lower variable selling costs, resulting from the decline in organic revenue volumes discussed above, as well as savings from cost reduction actions and reductions in discretionary spending. Such reductions in SG&A expense were partially offset by an increase in variable incentive compensation and costs associated with merger and acquisition-related activities.

Asset Impairment Charges - Charges for the three months ended September 26, 2020 resulted from further management evaluation of certain assets during the third quarter which were impacted by management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial segment to existing facilities in the U.S. as well as in our EMEA and APAC regions. Charges for the nine months ended September 26, 2020 included these charges, $0.8 of charges recorded during the second quarter related to this action and asset impairment charges of $1.9 which resulted from management’s decision, during the first quarter of 2020, to discontinue a product line within the Industrial segment.

Asset impairment charges of $10.8, for the three and nine months ended September 28, 2019, resulted from management’s decision to market a corporate asset for sale.

Restructuring and Other Related Charges - Charges for the three months ended September 26, 2020 related primarily to severance and other costs associated with reductions in force of certain engineering employees based in the U.S. and our EMEA region and certain operations personnel based in EMEA, and with the rationalization and outsourcing of certain corporate support functions.

Charges for the nine months ended September 26, 2020 included these charges as well as severance and other costs associated primarily with a reduction in force of certain commercial employees based in our EMEA region, the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and APAC regions and, more broadly, reductions in force of certain engineering, commercial and other functional support employees within our segments, across all regions in which the segments operate.
See Note 7 to our condensed consolidated financial statements for further details of actions taken during the three and nine months ended September 26, 2020 and September 28, 2019.
Other Income (Expense), net - Other income, net, for the three months ended September 26, 2020 was composed of investment-related gains of $2.1, income from a transition services agreement entered into in connection with the sale of our former Power and Energy segment (the “TSA”) of $1.3, and net gains on asset sales and other of $1.3, partially offset by foreign currency (“FX”) losses of $0.4 and non-service-related pension and postretirement costs of $0.1. The investment-related gains related to an increase in the net asset value of our investment in an equity security (see Note 16 to the condensed consolidated financial statements for additional details). See Note 3 for additional details regarding the TSA.

Other expense, net, for the three months ended September 28, 2019 was composed of FX losses of $0.3 and non-service-related pension and postretirement costs of $0.2, partially offset by net gains on asset sales and other of $0.2.

Other income, net, for the nine months ended September 26, 2020 was composed of investment-related gains of $7.4, income from the TSA of $2.8 and net gains on asset sales and other of $0.9, partially offset by FX losses of $2.2 and non-service-related pension and postretirement costs of $0.4.

Other income, net, for the nine months ended September 28, 2019 was composed of investment-related gains of $7.8 and net gains on asset sales and other of $0.4, partially offset by non-service-related pension and postretirement costs of $0.8 and FX losses of $0.9.

Loss on Early Extinguishment of Debt – On August 15, 2020, with a cash payment, we redeemed our 5.625% senior notes due in August 2024 (the “2024 Notes”) in full, pursuant to the redemption provisions of the indenture governing the 20204 Notes. As a result of the redemption, we recorded a charge of $11.0 during the three and nine months ended September 26, 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of $0.1.

Interest Expense, net - Interest expense, net, for the three and nine months ended September 26, 2020 and September 28, 2019, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, interest expense related to our former trade receivables financing arrangement (in 2019), finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
    Interest expense, net, included interest expense of $8.3 and $8.7, and interest income of $0.9 and $2.2, respectively, during the three months ended September 26, 2020 and September 28, 2019 and interest expense of $27.9 and $28.5, and interest income of $3.0 and $6.0, respectively, during the nine months ended September 26, 2020 and September 28, 2019. Interest expense for the nine months ended September 28, 2019 included a $1.0 charge related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility, related to the amendment and restatement of our senior credit facilities in June 2019.
    See Note 11 to our condensed consolidated financial statements for additional details on our third-party debt and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Provision - During the three months ended September 26, 2020, we recorded an income tax provision of $0.7 on $17.4 of pre-tax income, resulting in an effective tax rate of 4.0%. This compares to an income tax provision for the three months ended September 28, 2019 of $2.5 on $19.6 of pre-tax income, resulting in an effective tax rate of 12.8%. The effective tax rate for the third quarter of 2020 was impacted by income tax benefits of (i) $2.5 resulting from the benefit of the reduction to the forecasted annual effective tax rate in the third quarter of 2020 applied to income from the first half of 2020, (ii) $1.6 related to the timing of the pretax results in certain jurisdictions where the tax expense is not expected to be realized due to the loss carryforward position, and (iii) $1.3 resulting from adjustments to the U.S. tax liability for prior years.

    The effective tax rate for the third quarter of 2019 was impacted by benefits of (i) $2.4 resulting from the cumulative impact of a reduction to the global intangible low-taxed income ("GILTI") amount included in our annual effective tax rate computation and (ii) $1.5 resulting from income occurring in the quarter in certain jurisdictions with year-to-date losses where the tax benefit of those losses is not expected to be realized, which were partially offset by a charge of $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary.

During the nine months ended September 26, 2020, we recorded an income tax provision of $3.7 on $27.0 of pre-tax income, resulting in an effective tax rate of 13.7%. This compares to an income tax provision for the nine months ended September 28, 2019 of $24.7 on $68.1 of pre-tax income, resulting in an effective tax rate of 36.3%. The effective tax rate for the first nine months of 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, and (iii) $1.2 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by income tax charges of (i) $4.8 resulting from losses occurring in the first nine months of 2020 in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.

    The effective tax rate for the first nine months of 2019 was impacted by charges of (i) $5.5 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, (ii) $5.1 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses is not expected to be realized and (iii) $1.0 resulting from a change to the indefinite reinvestment assertion on the earnings of a certain subsidiary, which were partially offset by benefits of (i) $2.0 resulting from an outside basis difference from continuing operations that has been realized through the disposition of held-for-sale assets, (ii) $1.7 resulting from adjustments related to the German tax returns filed by certain of the Company’s subsidiaries and (iii) $1.0 resulting from the impact of a tax incentive received by one of the Company’s Chinese subsidiaries related to its 2018 tax return.
Our future effective tax rate may vary, particularly during the first quarter of each year, based on tax charges or benefits that could result from potential future vestings of restricted stock shares and restricted stock units.
Income (Loss) from Discontinued Operations, Net of Tax - For the three months ended September 26, 2020, the loss from discontinued operations, net of tax, of ($4.2), was composed of an income tax provision of $2.5 on a pre-tax loss of ($1.7). The pre-tax loss included a Loss on Disposal Group of $1.6, primarily related to the finalization of the purchase price with the Buyer. The income tax provision for the third quarter of 2020 was primarily impacted by income tax charges (i) $1.7 related to a reduction in the benefit related to the loss for global intangible low-taxed income purposes and (ii) $0.4 resulting from adjustments to the U.S. tax liability for prior years.

For the three months ended September 28, 2019, the loss from discontinued operations, net of tax, of ($47.7), was composed of a pre-tax loss of ($57.3) and an income tax benefit of $9.6. The pre-tax loss for the third quarter of 2019 included a charge of $17.0 related to the settlement of a previous payment demand from a customer related to a project of the Disposal Group. In addition, based on developments associated with the marketing and sale process that arose during the Company’s third quarter of 2019, and indications of fair value received through the conclusion of the third quarter, the Company recorded a pre-tax charge of $52.0 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency translation adjustment balances, to estimated fair value less costs to sell. The income tax benefit for the third quarter of 2019 was impacted by the effect that the majority of the loss on Disposal Group of $52.0 will not result in a tax benefit such that only $2.0 of tax benefit was recognized on that loss, as well as by a benefit of $7.5 resulting from basis differences that were realized through the disposition of the held-for-sale assets.

For the nine months ended September 26, 2020, the loss from discontinued operations, net of tax, of ($40.9), was composed of a pre-tax loss of ($10.3) and an income tax provision of ($30.6). The pre-tax loss included a Loss on Disposal Group of $12.1 to reduce the carrying value of the Disposal Group to our estimate, and the final negotiated amount, of the net proceeds to be realized upon finalization of the purchase price with the Buyer. The income tax provision for the first nine months of 2020 was impacted primarily by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $1.4 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $3.1 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the nine months ended September 26, 2020 also included the effect from the first quarter of 2020 where the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of a tax benefit was recognized on the $10.3 pre-tax loss on Disposal Group.

For the nine months ended September 29, 2019, the income from discontinued operations, net of tax, of $8.3, was composed of a pre-tax loss of ($39.1) and an income tax benefit of $47.4. The pre-tax loss included the $17.0 charge related to the settlement of a previous payment demand from a customer, and the $52.0 charge to reduce the carrying value of the net assets of the Disposal Group to estimated fair value less costs to sell, as discussed above. The income tax benefit included primarily a benefit of $48.0 resulting from basis differences that were realized through the disposition of the held-for-sale assets, as well as the effect that the majority of the Loss on Disposal Group of $52.0 will not result in a tax benefit such that only $2.0 of tax benefit was recognized on that loss.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Food and Beverage

	As of and for the three months ended			As of and for the nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Backlog	$269.2	$248.1	8.5	$269.2	$248.1	8.5
Orders	159.0	160.2	(0.7)	435.1	467.1	(6.9)

Revenues	160.6	178.9	(10.2)	443.1	530.0	(16.4)
Income	24.2	27.1	(10.7)	62.7	59.6	5.2
% of revenues	15.1%	15.1%		14.2%	11.2%
Components of revenue decline:
Organic decline			(12.1)			(15.0)
Foreign currency			1.9			(1.4)
Net revenue decline			(10.2)			(16.4)

Revenues - For the three months ended September 26, 2020, the decrease in revenues, compared to the respective 2019 period, was due to a decrease in organic revenue, partially offset by, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to a lower level of systems revenue, as well as lower components and aftermarket revenues.

    For the nine months ended September 26, 2020, the decrease in revenues, compared to the respective 2019 period, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to a lower level of systems revenue, including large dry-dairy systems revenue, as anticipated, as well as lower components and aftermarket revenues.

Income - For the three months ended September 26, 2020, income decreased and margin was unchanged, compared to the respective 2019 period. The decrease in income was primarily due to the impact of lower revenues. The effects of the reduction in volume on margin were offset by strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.

For the nine months ended September 26, 2020, income and margin increased, compared to the respective 2019 period. Similar to the three-month period noted above, the increases in income and margin were primarily due to strong operational and project execution, an improved mix of revenue, savings from cost reduction actions and net price benefits.

Backlog - The segment had backlog of $269.2 and $248.1 as of September 26, 2020 and September 28, 2019, respectively. Of the $21.1 year-over-year increase in backlog, $13.5 was attributable to organic growth and $7.6 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due to an increase in systems orders in our EMEA region, partially offset by a decline in systems orders in the China market.

Industrial

	As of and for the three months ended			As of and for the nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Backlog	$261.2	$232.9	12.2	$261.2	$232.9	12.2
Orders	168.6	189.9	(11.2)	529.9	596.3	(11.1)

Revenues	196.3	204.6	(4.1)	511.4	612.3	(16.5)
Income	28.6	28.7	(0.3)	57.9	87.9	(34.1)
% of revenues	14.6%	14.0%		11.3%	14.4%
Components of revenue decline:
Organic decline			(6.1)			(15.6)
Foreign currency and other			2.0			(0.9)
Net revenue decline			(4.1)			(16.5)

Revenues - For the three months ended September 26, 2020, the decrease in revenues, compared to the respective 2019 period, was due to a decrease in organic revenue, partially offset by (i) a weakening of the U.S. dollar during the period against various foreign currencies as well as (ii) the impact on revenues of a business acquisition which occurred during the third quarter of 2020. The decrease in organic revenue was due to reduced demand and shipments across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic.

For the nine months ended September 26, 2020, the decrease in revenues, compared to the respective 2019 period, was due primarily to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. Similar to the three-month period noted above, the decrease in organic revenue was due to reduced demand and shipments across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic. Additionally, the segment had lower opening shippable backlog in the 2020 period than in the 2019 period.

Income - For the three months ended September 26, 2020, income decreased nominally and margin increased, compared to the respective 2019 period. The increase in margin was primarily related to cost reduction efforts which more than offset the effects of lower revenues.

For the nine months ended September 26, 2020, income and margin decreased compared to the respective 2019 period, due primarily to volume declines in high margin product lines. The income and margin decline was partially offset by cost reduction efforts.
Backlog - The segment had backlog of $261.2 and $232.9 as of September 26, 2020 and September 28, 2019, respectively. Of the $28.3 year-over-year increase in backlog, $24.3 was attributable to organic growth and, to a lesser extent, an increase of $4.0 due to the impact of fluctuations in foreign currencies relative to the U.S. dollar. The organic growth was due primarily to the timing of long-cycle orders received in the fourth quarter of 2019 and first half of 2020, as well as the effects of lower shipments in the first half of 2020, compared to the respective 2019 period.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Nine months ended
	September 26, 2020	September 28, 2019	% Change	September 26, 2020	September 28, 2019	% Change
Total consolidated revenues	$356.9	$383.5	(6.9)	$954.5	$1,142.3	(16.4)
Corporate expense	19.2	18.1	6.1	53.7	44.8	19.9
% of revenues	5.4%	4.7%		5.6%	3.9%
Pension and postretirement service costs	0.2	0.3	(33.3)	0.6	0.7	(14.3)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense for the three and nine months ended September 26, 2020, compared to the respective 2019 periods, was due primarily to (i) an increase in variable incentive compensation, (ii) merger and acquisition activities and (iii) an increase in depreciation related to certain corporate-related information technology systems. For the three months ended September 26, 2020, increases in corporate expense were partially offset by a reduction in professional fees associated with the further development of the Company’s enterprise strategy and long-term value creation planning.
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

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the nine months ended September 26, 2020 and September 28, 2019.
Cash Flow

	Nine months ended
	September 26, 2020	September 28, 2019
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$31.6	$52.3
Cash flows used in investing activities	(24.0)	(16.4)
Cash flows used in financing activities	(353.5)	(50.1)
Cash flows from discontinued operations	384.8	41.9
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	10.2	(2.6)
Net change in cash, cash equivalents and restricted cash	$49.1	$25.1
Operating Activities - During the nine months ended September 26, 2020, the decrease in cash flows from operating activities, compared to the same period in 2019, was primarily attributable to reduced cash flows from lower segment income and an increased investment in inventories, due partially to delayed shipments resulting from the COVID-19 pandemic.
Investing Activities - During the nine months ended September 26, 2020 and September 28, 2019, such cash flows were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology and, additionally during the nine months ended September 26, 2020, cash paid for a business acquisition of $10.0.

Financing Activities - During the nine months ended September 26, 2020, cash flows used in financing activities related primarily to (i) the repurchases of our 5.625% senior notes, including premiums, of $308.4, (ii) purchases of common stock of $16.9 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, (iii) repayments of purchase card program debt of $11.6, (iv) the purchase of certain noncontrolling interests in a subsidiary of $8.2 and (v) payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.9.

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
Discontinued Operations - During the nine months ended September 26, 2020, cash flows from discontinued operations consisted primarily of proceeds from the disposition of the Disposal Group of $406.2, less cash and restricted cash disposed of $7.3, net cash used in operating activities of discontinued operations of $8.3 primarily related to the payment of professional fees associated with the disposition during the second quarter of 2020, and capital expenditures during the first quarter of 2020 of $5.5 related to the Disposal Group. During the nine months ended September 28, 2019, cash flows from discontinued operations consisted primarily of operating activities of discontinued operations of $46.8, partially offset by capital expenditures of $4.6.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The increase (decrease) in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $10.2 and $(2.6), respectively, in the nine months ended September 26, 2020 and September 28, 2019, reflected primarily an increase (decrease) in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the respective period.

Borrowings and Availability
Borrowings —Debt at September 26, 2020 and December 31, 2019 was comprised of the following:

	September 26, 2020	December 31, 2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes (1)	—	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	9.4	21.3
Less: deferred financing fees(3)	(3.3)	(6.8)
Total debt	406.1	714.5
Less: short-term debt	8.9	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.1	$693.7
(1)On August 15, 2020, with a cash payment, we redeemed our 5.625% senior notes due in August 2024 (the "2024 Notes") in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a redemption price of $308.4, plus accrued and unpaid interest. As a result of the redemption, we recorded a charge of $11.0 to "Loss on early extinguishment of debt" during the third quarter of 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.
(2)Primarily includes finance lease obligations of $0.5 and $0.6 and balances under a purchase card program of $8.8 and $20.4 as of September 26, 2020 and December 31, 2019, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(3)Deferred financing fees were comprised of fees related to the term loan and senior notes.
    Availability — At September 26, 2020, we had $494.3 of borrowing capacity under our revolving credit facilities after giving effect to $5.7 reserved for outstanding letters of credit. In addition, at September 26, 2020, we had $93.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $56.6 reserved for outstanding bank guarantees. In addition, we had $5.2 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At September 26, 2020, in addition to the revolving lines of credit described above, we had approximately $11.5 of letters of credit outstanding under separate arrangements in China and India.
    Refer to Note 11 for further information on our borrowings as of September 26, 2020.
    At September 26, 2020, we were in compliance with all covenants of our senior credit facilities and senior notes.

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
As of September 26, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.

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
We had FX forward contracts with an aggregate notional amount of $35.9 and $83.3 outstanding as of September 26, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $5.1 and $0.9 at September 26, 2020 and December 31, 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.0 and $0.2, net of taxes, recorded in accumulated other comprehensive loss related to FX forward contracts as of September 26, 2020 and December 31, 2019, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.4 and $0.3 for the three months ended September 26, 2020 and September 28, 2019, respectively, and $2.2 and $0.9 for the nine months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.1 and $0.3 (assets) at September 26, 2020 and December 31, 2019, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at September 26, 2020 for similar debt, was $420.2, compared to our carrying value of $408.9.
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
Other Matters
Contractual Obligations - As of September 26, 2020, there were no material changes in our contractual obligations from those disclosed in our 2019 Annual Report on Form 10-K. As noted under “Liquidity and Financial Condition –

Borrowings and Availability”, however, we redeemed in full the 2024 Notes, with aggregate principal amount of $300.0, on August 15, 2020, using available cash.
Our total net liabilities for unrecognized tax benefits including interest were $15.9 as of September 26, 2020. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.5 to $1.5.
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
Refer to Note 14 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of September 26, 2020 and December 31, 2019 including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder during the first quarter of 2020, and an agreement reached with such shareholder during the third quarter of 2020 related to the Company's purchase of the shareholder's noncontrolling interest in the relevant subsidiary.
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
The following table provides information, as of September 26, 2020, about our primary outstanding debt obligations and presents principal cash flows by contractual maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$—	$100.0	$—	$—	$—	$—	$100.0	$100.0
Average interest rate							1.531%
5.875% senior notes	—	—	—	—	—	300.0	300.0	311.3
Average interest rate							5.875%

We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $35.9 outstanding as of September 26, 2020, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $5.1 at September 26, 2020, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.1 (gross assets) and $0.0 (gross liabilities) as of September 26, 2020.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of September 26, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2020.
No changes during the quarter ended September 26, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite many of our employees who are responsible for executing and administering such internal controls working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 14, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
The development of the COVID-19 global pandemic during the first three quarters of 2020 adversely affected, and is expected to continue to adversely affect, our business and we have experienced, and expect to continue to experience, reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services. Accordingly, we are including the following risk factor, which supplements the risk factors included in our 2019 Annual Report on Form 10-K:
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (in millions, except share and per share amounts, unless otherwise noted)
Issuer Purchases of Equity Securities
    The following table summarizes the repurchases of common stock during the nine months ended September 26, 2020:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(1)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program(1)
6/28/20 - 7/31/20	63,780	$34.24	63,780	$141.6
8/1/20 - 8/31/20	87,546	$44.73	87,546	$137.7
9/1/20 - 9/26/20	103,510	$44.14	103,510	$133.1
Total	254,836	$41.87	254,836	$133.1
(1)On March 30, 2020, we announced that our Board of Directors had authorized the Company to repurchase shares of our common stock up to $150 million over a period expiring at the earlier of December 31, 2021 or such earlier time determined by our Board of Directors in its sole discretion.
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

SPX FLOW, Inc.
(Registrant)

Date: November 2, 2020	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: November 2, 2020	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer