Form 10-K
period 2020-12-31
SPX FLOW, Inc.
filed 2021-02-19
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
    Commission file number 1-37393
SPX FLOW, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware		47-3110748
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
13320 Ballantyne Corporate Place		28277
Charlotte,	NC	(Zip Code)
(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code (704) 752-4400
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01	FLOW	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 2020 was approximately $1,485 million. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
Common shares outstanding as of February 17, 2021 were 42,149,444.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s Annual Meeting to be held on May 12, 2021 (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)

PART I
ITEM 1. Business
(All currency and share amounts are in millions, unless otherwise noted)
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
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed in this document, including under the heading “Risk Factors” and in any documents incorporated by reference herein that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
BUSINESS
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments. Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high-value process solutions at the heart of growing and sustaining our diverse communities. The product offering of the Company's continuing operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of sanitary and industrial markets. In 2020, SPX FLOW had approximately $1.4 billion in annual revenues, with approximately 36%, 37%, and 27% from sales into the Americas, EMEA, and Asia Pacific regions, respectively, and has continuing operations in more than 30 countries and sales in more than 140 countries.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including food and beverage, chemical processing, compressed air and mining. From an end-market perspective, in 2020, approximately 47% of our revenues were from sales into the food and beverage end markets and approximately 53% were from sales into the industrial end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.
Impact of the COVID-19 Pandemic
As further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" (or "MD&A") below, the novel coronavirus pandemic ("COVID-19" or "COVID-19 pandemic") had an adverse impact on our consolidated financial results for the year ended December 31, 2020. These adverse impacts began in the first quarter of 2020, continued through the fourth quarter of 2020, and are expected to continue in 2021, but we are unable to determine the extent, duration, or nature of further impacts at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Industrial reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers which produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we temporarily closed certain of our offices and engineering, service and manufacturing centers during 2020, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of December 31, 2020, we had over $440 of cash and equivalents on hand and, as discussed in Note 13 to the accompanying consolidated financial statements, approximately $490 of borrowing capacity under our revolving credit facilities. As noted below, we received net proceeds of approximately $401.1 from the sale of our discontinued operations during 2020. On August 15, 2020 we redeemed our $300.0 aggregate principal amount 5.625% senior notes, as discussed further in Note 13 to our consolidated financial statements, and there are no debt repayments due under other primary debt obligations until June 2022. We also have taken actions to manage near-term costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
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
Divestitures
We periodically review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we initiated a process in 2019 to divest a substantial portion of our former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, we narrowed our strategic focus by separating our process solutions technologies, comprised of our Food and Beverage and our Industrial reportable segments, plus the Bran+Luebbe product line, from our flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, our further intent was that each business would, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the May 2019 announcement and the continued development of the divestiture process thereafter, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of the former Power and Energy segment (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying consolidated financial statements, reflect this presentation.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which we agreed, indirectly through certain of our subsidiaries, to sell the Disposal Group to the Buyer for a gross purchase price of $475.0 (the “Transaction”). The gross purchase price of $475.0 was subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions include, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases which expired at the closing date.
On March 30, 2020, we completed the sale of substantially all Disposal Group businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further above and, to a lesser extent, certain fees. During the fourth quarter of 2020 and upon receiving relevant regulatory approvals, we completed the sale of the remaining net assets of the Disposal Group, based in India, to the Buyer for total proceeds of $6.3. Considering proceeds received from the Buyer of $406.2 in the second quarter of 2020, net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold at that time, proceeds of $6.3 received related to consummation of the sale of the India business less cash paid of $4.1 for a net working capital settlement during the fourth quarter of 2020, cash flows from investing activities for the year ended December 31, 2020, reflect net proceeds of $401.1 from disposition of the Disposal Group.
See Note 4 to our consolidated financial statements for additional information regarding the divestiture process, as well as further details regarding the results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations. See also Note 4 for information regarding a less significant disposal of a business in the Industrial reportable segment, based in our Asia Pacific region, which occurred during the fourth quarter of 2020.
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
On August 1, 2020, we completed the acquisition of POSI LOCK, Inc ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The pro forma effects of the acquisition of POSI LOCK are not material to our consolidated results of operations for the year ended December 31, 2020.
On January 18, 2021, the Company completed the purchase of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a public company, listed on the Nasdaq Helsinki, for approximately $41.0. The Company has initiated a squeeze-out process prescribed by Finnish law pursuant to which the Company will (a) acquire the remaining outstanding shares in UTG Mixing Group and (b) delist the shares of UTG Mixing Group from the Nasdaq Helsinki. UTG Mixing Group is the maker of Stelzer, Uutechnic, and Jamix mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets. The addition of UTG Mixing Group's operations, based in Finland and Germany, adds technology, manufacturing capacity and technical expertise to SPX FLOW's global portfolio of mixing and blending solutions and will be included in the Industrial reportable segment.

Research and Development
We are engaged in research and development programs designed to improve existing products and manufacturing methods and to develop new products to better serve our current and future customers. We place particular emphasis on the development of new products that are compatible with, and build upon, our manufacturing and marketing capabilities.
Intellectual Property
We own approximately 139 domestic and 314 foreign patents, including 25 patents that were issued in n 2020, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors—Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.”
Human Capital
As of December 31, 2020, we had approximately 4,800 employees in 34 countries. While none of our approximately 1,400 U.S. employees are subject to a collective bargaining agreement, certain of our non-U.S. employee groups are covered by various collective labor arrangements. While we generally have experienced satisfactory labor relations, we are subject to potential collective labor campaigns, work stoppages, collective labor negotiations and other potential labor disputes.

Our “Focus on People and Culture” initiative prioritizes ensuring the safety of our employees, fostering a culture of belonging, supporting open communication channels with our team members, surveying employee engagement and giving back to the communities in which we live.

We seek employees who share our commitment to hard work, ingenuity and doing what it takes to best serve our customers. Our priorities are to provide competitive compensation and benefits packages, support the ongoing personal and professional development of our employees and provide a safe and inclusive work environment.

We also prioritize the importance of diversity, equity and inclusion through initiatives undertaken to increase diversity (through recruitment and hiring), equity (through investments in targeted development programs and flexible work options) and inclusion (through employee resource groups and inclusive management).

As part of our oversight with respect to our human capital resources, our Board of Directors periodically receives reports from management regarding the status of our Strategic People and Culture Plan, which focuses on three critical themes:

•Building Growth Capabilities—through supporting and enabling our Growth Teams to drive profitable growth;
•Building Leadership—through improving manager effectiveness and promoting internal talent for critical roles; and
•Building Belonging—through improved engagement survey results and diversity representation in people leadership roles.

Our compensation programs are market-driven and performance-based, allowing us to recognize and reward employees who display the values and leadership practices we embrace. In addition to offering competitive compensation packages (including salary, incentive bonus and stock compensation), we also provide a benefits package that provides employees with options in managing their well-being (including health insurance, paid time off, an employee assistance program, paid parental leave and retirement savings plans).

We offer a work environment with opportunities for personal development, challenges, career growth and recognition. Through our development and career growth programs, employees have opportunities to enhance skills, develop competencies and pursue career goals.
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
Backlog
Information with respect to the backlog of the Company's segments at December 31, 2020 is presented in “MD&A—Results of Reportable Segments.”
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
Other Matters
No customer or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our consolidated revenues for any of the years ended December 31, 2020, 2019 and 2018.
Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe our businesses' sales and payment terms are generally similar to those of our competitors.
The financial results of many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses tend to be stronger in the second half of the calendar year. Additionally, timing of revenue recognition on large Food and Beverage systems projects and large Industrial original equipment orders may cause significant fluctuations in financial performance from period to period.
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

Risks related to COVID-19
We have been and continue to be negatively impacted by the COVID-19 pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 pandemic is adversely affecting, and is expected to continue to adversely affect, our business and we have experienced and expect to continue to experience reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services. Because we serve customers who produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 outbreak. However, we cannot predict whether these products, services and operations will continue to be classified as “essential” or, even if so treated, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time. In addition, in view of uncertainties with respect to the further spread of COVID-19 and the duration and terms of related governmental orders restricting activities, we cannot predict whether demand for our products and services will persist at current levels or decrease along with broader slowdowns in industrial and sanitary markets on a global or regional basis.

Public health officials around the world have recommended, and local, state, and national governments have mandated, precautions to mitigate the spread of COVID-19, including prohibitions on congregating in groups, shelter-in-place orders or similar measures. As a result, we temporarily closed certain of our offices and engineering, service and manufacturing centers during 2020, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19-related safety concerns or in response to market conditions affected by COVID-19. These restrictions have also impacted certain of our suppliers and we have been and will continue to be impacted by the supply of certain materials and sub-components utilized by our manufacturing and service operations. While we continue to develop new sources of supply and analyze alternative solutions, we cannot ensure that the scope or duration of supply chain interruptions will not adversely impact our operations. In addition, we have restricted travel for our employees, limited new hiring to critical and replacement roles and implemented additional cash management protocols. Our results will be adversely impacted by these closures and other actions taken to contain or treat the impact of COVID-19, although the extent of such impact on our financial and operating results will depend on future developments, which are highly uncertain and cannot be predicted, but which could be significant.

Due to the extent of our sales generated outside the United States (as noted in the risk factor below), including in emerging markets, demand for our products and services may not coincide with any recovery in general economic conditions experienced in the United States, including as a result of differing timing with respect to the implementation of vaccination programs, and our operations in other jurisdictions may continue to be subject to governmental orders restricting activities. Accordingly, to the extent that general economic conditions in the United States may improve over time, results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world.

Risks related to our business
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
Substantially all our revenues are recorded and earned under fixed-price arrangements. A portion of our revenues and earnings is generated through long-term contracts. We recognize revenues for the majority of these long-term contracts over time, whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. During 2020, 2019 and 2018, approximately 21.4%, 22.8% and 25.3%, respectively, of our total revenues were recognized over time.
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
We are increasingly dependent on information technology (“IT”) networks and systems, including the Internet, to process, transmit and store electronic information. In particular, we depend on such IT infrastructure for electronic communications among our locations around the world and between our personnel and suppliers and customers, and we rely on the systems and services of a variety of vendors to meet our data processing and communication needs. Despite our implementation of security measures, cybersecurity threats, such as malicious software, phishing attacks, computer viruses and attempts to gain unauthorized access, cannot be completely mitigated. Security breaches of our, our customers' and our vendors' IT infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including our intellectual property, trade secrets, customer information, other confidential business information or other information subject to data privacy laws. If we are unable to prevent, detect or adequately respond to such breaches, our operations could be disrupted, our competitiveness could be adversely affected or we may suffer financial damage or loss because of lost or misappropriated information or regulatory penalties. Such incidents also could require significant management attention and resources and result in increased costs. In addition, we must comply with increasingly complex regulatory standards enacted to protect business and personal information in the U.S. and elsewhere. For example, the E.U. adopted the General Data Protection Regulation (the “GDPR”), which became effective in 2018. The GDPR imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with proposed and enacted laws, including GDPR, can be costly and any failure to comply with these regulatory standards could subject us to legal, financial and reputational risks.
We are subject to potential labor disputes, extreme weather conditions and natural and other disasters, which may adversely impact our operations and cause us to incur incremental costs.
We have various collective labor arrangements covering certain non-U.S. employee groups. We are subject to potential work stoppages and other potential labor disputes. Further, we may be subject to work stoppages, which are beyond our control, at our suppliers or customers. In addition, extreme weather conditions in the areas in which our manufacturing facilities, service centers, distribution centers, suppliers and/or customers are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as the hurricanes that damaged our U.S. facilities in 2017 and 2018, whether occurring in the U.S. or elsewhere, and the related consequences such as energy shortages and public health issues, could disrupt our operations, the operations of our suppliers and customers, or result in economic instability. Other global or local events, such as terrorist attacks, political insurgencies, electrical grid disruptions and outages, and pandemics (in addition to the COVID-19 pandemic) could also disrupt our operations, the operations of our suppliers and customers, or result in economic instability.
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
Risks related to the international scope of our business

Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our business.
In 2020, approximately 65% of our revenues were generated outside the United States, and approximately 25% of our revenues were generated from sales into emerging markets. We manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:
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
Risks related to M&A activity and intangible assets
Acquisitions involve a number of risks and present financial, managerial and operational challenges.

Our long-term strategy to evaluate and pursue acquisitions and our recently completed acquisition transactions involve a number of risks and present financial, managerial and operational challenges, including:

•Adverse effects on our reported operating results due to charges to earnings, including potential impairment charges associated with goodwill and other intangibles;

•Diversion of management attention from core business operations;

•Integration of technology, operations, personnel and financial and other systems;

•Increased expenses;

•Increased foreign operations, often with unique issues relating to corporate culture, compliance with legal and regulatory requirements and other challenges;

•Assumption of known and unknown liabilities and exposure to litigation;

•Increased levels of debt or dilution to existing stockholders; and

•Potential disputes with the sellers of acquired businesses.

We conduct operational, financial, tax, and legal due diligence on all acquisitions; however, we cannot assure that all potential risks or liabilities are adequately discovered, disclosed, or understood in each instance. In addition, internal controls over financial reporting of acquired companies may not be compliant with required standards. Issues may exist that could rise to the level of significant deficiencies or, in some cases, material weaknesses, particularly with respect to foreign companies or non-public U.S. companies.

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

We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations, future cash flows and stock price. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost savings. We may also be unable to raise additional funds necessary to consummate these acquisitions. In addition, decreases in our stock price may adversely affect our ability to consummate acquisitions. Competition for acquisitions in our business areas may be significant and result in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.

We may not achieve the expected cost savings and other benefits of our acquisitions.

We intend to strive for and achieve cost savings in connection with acquisitions, which may include: (i) manufacturing process and supply chain rationalization, (ii) streamlining redundant administrative overhead and support activities, (iii) restructuring and repositioning sales and marketing organizations to eliminate redundancies, and (iv) achieving anticipated revenue synergies. Cost savings expectations are estimates that are inherently difficult to predict and are necessarily speculative in nature, and we cannot assure you that we will achieve expected, or any, cost savings in connection with an acquisition. In addition, we cannot assure you that unforeseen factors will not offset the estimated cost savings or other benefits from our acquisitions. As a result, anticipated benefits could be delayed, differ significantly from our estimates and the other information contained in this report, or not be realized.
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
At December 31, 2020, we had goodwill and other intangible assets, net, of $775.7. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our reporting units and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.
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

Risks related to tax, regulatory and environmental matters
Changes in tax laws and regulations or other factors could cause our income tax rate to increase, potentially reducing our earnings and adversely affecting our cash flows.
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
Risks related to our capital structure
Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2020, we had $409.9 in total indebtedness. On that same date, we had $494.7 of borrowing capacity under our revolving credit facilities, after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at December 31, 2020, we had $95.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $54.3 reserved for outstanding bank guarantees. At December 31, 2020, our cash and equivalents balance was $441.5. See “MD&A—Liquidity and Financial Condition - Borrowings and Availability” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, senior notes or other debt facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:
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
Our senior credit facilities, the indenture governing our senior notes and agreements governing our other indebtedness contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities, the indenture governing our senior notes and agreements governing our other indebtedness contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the “MD&A—Liquidity and Financial Condition—Borrowings and Availability” and Note 13 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
If we do not comply with the covenants and restrictions contained in our senior credit facilities, indenture governing our senior notes and agreements governing our other indebtedness, we could default under those agreements, and the debt, together with accrued interest, could be declared due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to repay the indebtedness under these facilities. If our debt is accelerated, we may not be able to repay or refinance our debt. In addition, any default under our senior credit facilities, indenture governing our senior notes or agreements governing our other indebtedness could lead to an acceleration of debt under other debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities, senior notes or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities, the indenture governing our senior notes and agreements governing our other indebtedness will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.
Risks related to ownership of our common stock
Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2020, we had the ability to issue up to an additional 2.3 shares as restricted stock shares, restricted stock units, or stock options under our SPX FLOW Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise. We also may issue a significant number of additional shares through other mechanisms. Additional shares granted and/or issued would have a dilutive effect on our earnings per share.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
The following is a summary of our principal properties, including manufacturing, engineering, and sales offices as of December 31, 2020:

			Approximate Square Footage (in millions)
	Location	No. of Facilities	Owned	Leased
Food and Beverage	2 U.S. states and 14 foreign countries	23	0.8	1.0
Industrial	9 U.S. states and 15 foreign countries	38	1.3	0.4
Total		61	2.1	1.4
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
The following table lists the locations of our primary manufacturing facilities as of December 31, 2020:

Americas	EMEA	Asia Pacific
Cooperstown, ND	Assen, Netherlands	Ahmedabad, India
Delavan, WI	Budapest, Hungary	Busan, South Korea
Goldsboro, NC	Bydgoszcz, Poland	New Delhi, India
Ocala, FL	Ekero, Sweden	Xidu, China
Rochester, NY	Erpe-Mere, Belgium
Rockford, IL	Etten-Leur, Netherlands
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
The number of shareholders of record of our common stock as of February 17, 2021 was 2,539.
Any dividends in future periods, including declaration, record and payment dates, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, ongoing capital needs, financial condition and other factors that the Board of Directors may deem relevant, as well as our ability to declare and pay dividends.
Issuer Purchases of Equity Securities
The following table summarizes our repurchase of common stock during the three months ended December 31, 2020:

			Shares Purchased as	Maximum Approximate
			Part of a Publicly	Dollar Value of Shares That
	Total Number of	Average Price	Announced Plan or	May Yet be Purchased
Period	Shares Purchased (1)	Per Share	Program (2)	Under the Plan or Program (2)
9/27/20 - 10/31/20	2,501	$45.09	—	$133.1
11/1/20 - 11/28/20	34,800	$52.99	34,800	$131.3
11/29/20 - 12/31/20	21,800	$54.32	21,800	$130.1
Total	59,101		56,600	$130.1

(1)     Includes the surrender to us of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted units of 2,501 shares for the period from September 27, 2020 to October 31, 2020.
(2)     Amount presented in millions. On March 30, 2020, we announced that our Board of Directors had authorized the Company to repurchase shares of our common stock up to $150 million over a period expiring at the earlier of December 31, 2021 or such earlier time determined by our Board of Directors in its sole discretion.

Company Performance
This graph shows a comparison of cumulative total returns for SPX FLOW, the S&P 500 Index and the S&P Composite 1500 Industrials Index beginning on September 28, 2015, the date that our common stock began open trading, assuming an initial investment of $100.

$200
$150
$100
$50
9/26/2015
12/31/2015
4/2/2016
7/2/2016
10/1/2016
12/31/2016
4/1/2017
7/1/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/29/2018
12/31/2018
3/30/2019
6/29/2019
9/28/2019
12/31/2019
3/28/2020
6/27/2020
9/26/2020
12/31/2020
SPX FLOW
S&P 500
S&P 1500 Industrials

	SPX FLOW	S&P 500	S&P 1500 Industrials
9/26/2015	$100.00	$100.00	$100.00
12/31/2015	$82.10	$109.20	$109.60
4/2/2016	$70.88	$109.80	$112.92
7/2/2016	$70.79	$110.99	$114.10
10/1/2016	$90.03	$114.85	$119.48
12/31/2016	$94.29	$118.97	$128.34
4/1/2017	$102.09	$125.56	$133.10
7/1/2017	$108.47	$128.78	$138.31
9/30/2017	$113.41	$133.88	$144.02
12/31/2017	$139.85	$142.08	$152.41
3/31/2018	$144.68	$140.34	$149.36
6/30/2018	$128.74	$144.46	$145.01
9/29/2018	$152.94	$154.85	$158.41
12/31/2018	$89.47	$133.22	$129.61
3/30/2019	$93.82	$150.62	$150.72
6/29/2019	$123.12	$156.33	$156.15
9/28/2019	$117.41	$157.39	$156.27
12/31/2019	$143.74	$171.69	$165.15
3/28/2020	$73.32	$135.06	$118.34
6/27/2020	$101.85	$159.91	$134.35
9/26/2020	$121.65	$175.28	$154.33
12/31/2020	$170.47	$199.60	$181.26

ITEM 6. Selected Financial Data
The following table presents our selected historical consolidated financial data as of and for each of the years in the five-year period ended December 31, 2020. The results of discontinued operations presented below reflect those of our former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). As noted previously, the sale of such discontinued operations was substantially completed on March 30, 2020.
The selected historical consolidated financial data presented below should be read in conjunction with our audited consolidated financial statements and accompanying notes and “MD&A” included elsewhere in this Annual Report on Form 10-K.
(in millions, except per share amounts)

	As of and for the year ended December 31,
Summary of operations:	2020	2019	2018	2017	2016
Revenues	$1,350.6	$1,506.6	$1,593.9	$1,483.2	$1,520.6
Operating income(1)(2)	80.9	115.7	112.0	78.9	0.6
Other income (expense), net(3)	9.5	(0.5)	(5.9)	3.9	(0.2)
Interest expense, net	(29.9)	(29.7)	(34.3)	(46.2)	(37.6)
Loss on early extinguishment of debt(4)	(11.0)	—	—	—	(38.9)
Income (loss) from continuing operations before income taxes	49.5	85.5	71.8	36.6	(76.1)
Income tax benefit (provision)(5)	(6.2)	(28.9)	(61.3)	(2.6)	50.0
Income (loss) from continuing operations	43.3	56.6	10.5	34.0	(26.1)
Income (loss) from discontinued operations, net of tax(6)	(36.8)	(149.7)	34.2	12.8	(354.9)
Net income (loss)	6.5	(93.1)	44.7	46.8	(381.0)
Less: Net income attributable to noncontrolling interests	0.6	2.0	0.7	0.4	0.8
Net income (loss) attributable to SPX FLOW, Inc.	$5.9	$(95.1)	$44.0	$46.4	$(381.8)
Basic income (loss) per share of common stock:
Income (loss) per share from continuing operations	$1.01	$1.29	$0.23	$0.79	$(0.67)
Income (loss) per share from discontinued operations	(0.87)	(3.53)	0.82	0.32	(8.57)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.14	(2.24)	1.04	1.11	(9.23)
Diluted income (loss) per share of common stock:
Income (loss) per share from continuing operations	$1.00	$1.29	$0.22	$0.78	$(0.67)
Income (loss) per share from discontinued operations	(0.86)	(3.51)	0.81	0.32	(8.57)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.14	(2.23)	1.03	1.10	(9.23)
Other financial data:
Total assets	$2,098.5	$2,437.4	$2,551.8	$2,689.0	$2,603.2
Total debt(7)	409.9	714.5	765.1	891.4	1,104.4
Other long-term obligations(8)	154.1	142.9	139.0	126.2	121.9
Mezzanine equity(9)	3.4	20.3	21.5	22.2	20.1
SPX FLOW, Inc. shareholders' equity	1,061.4	862.4	952.8	942.1	740.6
Noncontrolling interests(9)	(0.6)	10.7	10.3	9.7	1.5
Capital expenditures	22.4	28.5	19.2	16.2	40.3
Depreciation and amortization	41.1	38.3	41.7	43.7	44.5
(1)During 2020, we recognized restructuring and other related charges of $11.7 which included, among other actions, the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions and, more broadly, reductions in force of certain engineering, commercial, operations and other functional support employees within our segments, across all regions in which the segments operate, and the rationalization and outsourcing of certain corporate support functions.
During 2019 and 2018, we recognized restructuring and other related charges of $9.3 and $7.6, respectively, which included, among other actions, severance and other costs associated with the rationalization of a business primarily associated with the execution of large dry-dairy systems projects in the Food and Beverage segment, initiated during the fourth quarter of 2018 and then subsequently broadened during 2019. As discussed further below, certain intangible and tangible long-lived asset impairment charges were recognized during the fourth quarter of 2018 which also resulted from management’s conclusion to rationalize this business and reduce the Company’s exposure to this market.
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

See Note 8 to our consolidated financial statements for further discussion of restructuring and other related charges.
(2)During 2020, we recorded asset impairment charges of $3.2, of which (i) $1.9 resulted from management’s decision during the first quarter of 2020 to discontinue a product line within the Industrial reportable segment, and (ii) $1.3 resulted from management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions.
During 2019, we recorded asset impairment charges of $10.8 incurred in connection with the decision to market certain corporate assets for sale and, to a lesser extent, of $0.4 related to impairments of a right-of-use asset and a tangible long-lived asset in our Industrial reportable segment.
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
(3)During 2020, 2019, 2018, 2017 and 2016, we recognized expense (benefit) related to changes in the fair value of plan assets, actuarial gains/losses, and settlement/curtailment gains/losses of $2.2, $5.5, $(2.3), $(2.0) and $1.7, respectively, associated with our and our former Parent's pension and postretirement benefit plans. See Note 11 to our consolidated financial statements for further discussion of employee benefit plans sponsored by us and sponsored by our former Parent. During 2017, we also recognized a benefit of $3.5 related to the remeasurement of an indemnification receivable from a third party related to certain of our foreign defined benefit pension obligations.
(4)During 2020, we completed the redemption of all of our 5.625% senior notes due in August 2024 for a total redemption price of $308.4. As a result of the redemption, we recorded a charge of $11.0, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.
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
See Note 13 to our consolidated financial statements for further discussion of our indebtedness.
(5)During 2020, the income tax provision was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign tax credits from the re-characterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $3.0 related to an intercompany transfer of a business between certain of the Company’s non-U.S. subsidiaries, (iii) $1.9 related to a reduction in valuation allowance in a jurisdiction where the full benefit of the incentive carryforward is now expected to be realized, and (iv) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of $1.6 related to an increase in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.
During 2019, the income tax provision was impacted by income tax charges of (i) $6.9 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses or credits is not expected to be realized, (ii) $3.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (iii) $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities, partially offset by income tax benefits of (1) $1.8 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets and (2) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.
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
See Note 12 to our consolidated financial statements for further discussion regarding our income tax provision and related tax balances.

(6)During 2020, we recorded a pre-tax loss of $9.3 related to discontinued operations which included: (i) a loss to reduce the carrying value of the Disposal Group to our estimate of its fair value (the net proceeds expected to be realized at closing of the sale of the Disposal Group), less estimated costs to sell and, to a lesser extent, (ii) a loss related to the related to the settlement of net working capital and related deductions with the buyer of the Disposal Group and (iii) Operating results of the Disposal Group. Additionally, we recorded an income tax provision of $27.5 from discontinued operations. The effective tax rate for 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $0.9 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $5.8 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit and on a net basis these significant non-U.S. sales resulted in a loss without a corresponding tax benefit.

During 2019, we recorded a pre-tax loss of $185.0 related to discontinued operations including: (i) a loss on disposal of $201.0 to reduce the carrying value of the Disposal Group to our estimate of its fair value (the net proceeds expected to be realized at closing of the sale of the Disposal Group, expected to occur in the first half of 2020), less estimated costs to sell and, to a lesser extent, (ii) a charge of $17.0 related to the settlement and payment of a demand from a customer related to a project of the Disposal Group, and (iii) a charge of $5.0 related to recognition of an unfavorable purchase commitment entered into with the buyer of the Disposal Group. Additionally, we recorded an income tax benefit of $35.3 from discontinued operations, resulting in an effective tax rate of 19.1%. The effective tax rate for 2019 was impacted by (i) a benefit of $30.2 resulting from basis differences that were subsequently realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the pre-tax loss on Disposal Group and pre-tax charge related to the purchase commitment entered into with the buyer of the Disposal Group will not result in a tax benefit, such that only $9.7 of tax benefit was recognized on those pre-tax charges.

During 2016, we recorded asset impairment charges of $248.6, $115.9, $15.6 and $30.9 related to goodwill, customer relationships, trademarks and certain technology assets, respectively, of certain businesses within the Disposal Group.
See Note 4 to our consolidated financial statements for further discussion regarding discontinued operations.
(7)During 2020, we completed the redemption of all of our 5.625% senior notes due in August 2024 for a total redemption price of $308.4 (including premiums paid of $8.4).
During 2018 and 2017, we made voluntary principal prepayments in the amounts of $110.0 and $100.0, respectively, under our former term loan facility.
Included in total debt as of December 31, 2020, 2019, 2018, 2017 and 2016 are deferred financing fees of $3.1, $6.8, $8.0, $10.2 and $12.8, respectively, incurred in connection with our senior notes and term loans.
(8)Other long-term obligations exclude “Liabilities of discontinued operations – long-term” as of December 31, 2018, 2017 and 2016.
(9)Mezzanine equity as of December 31, 2020, 2019, 2018, 2017 and 2016 represents the current exercise value of certain put options that independent noncontrolling shareholders in certain foreign subsidiaries of the Company have under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX Flow, Inc.) upon the satisfaction of certain conditions, including the passage of time. During 2020, the noncontrolling interest shareholder of a joint venture exercised certain put options and the Company and such shareholder reached an agreement for the Company to purchase all noncontrolling interest shares in that joint venture at an agreed-upon price. In accordance with the agreement, we paid $15.0 to purchase the shares during the year ended December 31, 2020. After consideration of the preceding purchase of noncontrolling interest shares during 2020, we have $3.4 of current exercise value of put options outstanding as of December 31, 2020, related to a different foreign subsidiary than that discussed above and all of which became exercisable during 2020. The carrying value of such put options is recorded based on our best estimate of the ultimate redemption value of those put options. If and when such options are exercised, we expect to settle the option value in cash. See Note 16 and Note 17 for further discussion regarding our "Mezzanine equity" balances.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(All currency and share amounts are in millions, unless otherwise noted)
The following should be read in conjunction with the other sections of this Annual Report on Form 10-K, including our audited consolidated financial statements and the related notes and “Business.” The following discussion contains certain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors including, but not limited to, those discussed under the heading “Risk Factors.”
Our audited consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information discussed below and included in this Annual Report on Form 10-K, however, may not necessarily reflect what our financial condition, results of operations or cash flows may be in the future.
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts continued through the fourth quarter of 2020. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our consolidated balance sheet as of December 31, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
Prior to 2019, we aggregated our operating segments into three reportable segments. In connection with the sale of a substantial portion of our former Power and Energy reportable segment and its reclassification as a discontinued operation in 2019, we are no longer reporting the remaining business of Power and Energy as a separate reportable segment, as the operations and organizational structure of that remaining business (primarily the Bran+Luebbe product line) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including that product line) are regularly reviewed by the Company’s chief operating decision maker. The results of that remaining business have been reclassified into the Industrial reportable segment in all periods presented. See Note 4 to our accompanying consolidated financial statements for further information regarding discontinued operations.
Unless otherwise indicated, amounts reported in this MD&A pertain to continuing operations only.
EXECUTIVE OVERVIEW
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments. In 2020, SPX FLOW had approximately $1.4 billion in annual revenues with approximately 36%, 37%, and 27% from sales into the Americas, EMEA, and Asia Pacific regions, respectively, and with operations in more than 30 countries and sales in more than 140 countries.
Summary of Results from Continuing Operations
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues
•In 2020, decreased 10.4% to $1,350.6, due primarily to decreases in organic revenue in both business segments. The decreases in organic revenue were due primarily to (i) a lower level of revenue from Food and Beverage systems projects, including large dry-dairy projects, and (ii) broad-based weakness across most Industrial segment product lines, attributable primarily to reduced demand due to the effects of the COVID-19 pandemic.
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
Income before Income Taxes
•In 2020, decreased from $85.5 to $49.5. Among other items, the decline in pre-tax income was due to (i) a reduction in segment income, resulting from the lower levels of organic revenue discussed above and (ii) the recognition of a loss on the early extinguishment of our senior notes due August 2024 during the third quarter of 2020. Such reductions in pre-tax income were partially offset by the effect of a reduction in asset impairment charges, as the third quarter of 2019 included a charge related to the marketing of corporate asset for sale which did not recur in 2020.
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
Cash Flows from Operations
•In 2020, decreased to $120.3 (from $130.1 in 2019), primarily as a result of reduced cash flows from lower segment income, due partially to the effects of the COVID-19 pandemic as previously noted.
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
Although our businesses operate in highly competitive markets, our competitive position cannot be determined accurately in the aggregate or by segment since our competitors do not offer all the same product lines or serve all the same markets. In addition, specific reliable comparative figures are not available for many of our competitors. In most product groups, competition comes from numerous concerns, both large and small. The principal methods of competition are service, product performance, technical innovation and price. These methods vary with the type of product sold. We believe we compete effectively on the basis of each of these factors. See “Business” for a discussion of our competitors.
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations, a business acquisition which occurred in the third quarter of 2020, and a business disposal which occurred in the fourth quarter of 2020. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

Years Ended December 31, 2020, 2019 and 2018
The following table provides selected financial information for the years ended December 31, 2020, 2019 and 2018, including the reconciliation of organic revenue decline to net revenue decline:

	Year ended December 31,
	2020	2019	2018	2020 vs. 2019%	2019 vs. 2018%
Revenues	$1,350.6	$1,506.6	$1,593.9	(10.4)	(5.5)
Gross profit	468.9	520.4	513.2	(9.9)	1.4
% of revenues	34.7%	34.5%	32.2%
Selling, general and administrative	357.2	372.8	366.0	(4.2)	1.9
% of revenues	26.4%	24.7%	23.0%
Intangible amortization	11.7	11.4	13.2	2.6	(13.6)
Asset impairment charges	3.2	11.2	14.4	(71.4)	(22.2)
Restructuring and other related charges	11.7	9.3	7.6	25.8	22.4
Loss on sale of business	4.2	—	—	*	—
Other income (expense), net	9.5	(0.5)	(5.9)	*	(91.5)
Interest expense, net	(29.9)	(29.7)	(34.3)	0.7	(13.4)
Loss on early extinguishment of debt	(11.0)	—	—	*	—
Income from continuing operations before income taxes	49.5	85.5	71.8	(42.1)	19.1
Income tax provision	(6.2)	(28.9)	(61.3)	(78.5)	(52.9)
Income from continuing operations	43.3	56.6	10.5	(23.5)	*
Income (loss) from discontinued operations, net of tax	(36.8)	(149.7)	34.2	(75.4)	*
Net income (loss)	6.5	(93.1)	44.7	107.0	*
Less: Net income attributable to noncontrolling interests	0.6	2.0	0.7	(70.0)	185.7
Net income (loss) attributable to SPX FLOW, Inc.	$5.9	$(95.1)	$44.0	106.2	*
Components of consolidated revenue decline:
Organic decline				(10.3)	(2.8)
Foreign currency and other				(0.1)	(2.7)
Net revenue decline				(10.4)	(5.5)
* Not meaningful for comparison purposes.
Revenues - For 2020, the decrease in revenues, compared to 2019, was primarily due to a decrease in organic revenue and, to a modest extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to (i) a lower level of systems revenue in our Food and Beverage segment, including large dry-dairy systems revenues, as anticipated, as well as lower components and aftermarket service revenues, and (ii) reduced demand and shipments across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic. Additionally, the Industrial segment had lower opening shippable backlog in 2020 than in 2019.
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
Gross Profit - For 2020, the decrease in gross profit, compared to 2019, was due primarily to the decrease in organic revenue discussed above. The effects of the reduction in volumes in both segments on margin in 2020, compared to 2019, were more than offset by strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.
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
Selling, General and Administrative (“SG&A”) Expense - For 2020, the decrease in SG&A expense, compared to 2019, was due primarily to lower variable selling costs, resulting from the decline in organic revenue volumes discussed above, as well as savings from cost reduction actions and reductions in discretionary spending. Such reductions in SG&A expense were partially offset by an increase in variable incentive compensation.
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
Intangible Amortization - For 2020, the increase in intangible amortization, compared to 2019, was primarily due to the effects of amortization recognized on intangibles acquired in connection with the POSI-LOCK acquisition, which occurred in the third quarter of 2020.
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
Asset Impairment Charges - During 2020, we recorded an asset impairment charge of $3.2, of which (i) $1.9 resulted from management’s decision during the first quarter of 2020 to discontinue a product line within the Industrial reportable segment, and (ii) $1.3 resulted from management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions.

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
Restructuring and Other Related Charges - Restructuring and other related charges for 2020 related primarily to the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions and, more broadly, reductions in force of certain engineering, commercial, operations and other functional support employees within our segments, across all regions in which the segments operate, and the rationalization and outsourcing of certain corporate support functions.

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
See Note 8 to our consolidated financial statements for the details of restructuring actions taken in 2020, 2019 and 2018. The components of restructuring and other related charges were as follows:

	Year ended December 31,
	2020	2019	2018
Employee termination costs	$9.8	$9.3	$6.6
Facility consolidation costs	1.9	—	1.0
Total	$11.7	$9.3	$7.6
Loss on Sale of Business - In November 2020, we completed the sale of a business in our Industrial segment in the Asia Pacific region to a third-party buyer for total proceeds of $4.7, net of cash disposed, which resulted in a pre-tax loss of $4.2 during the fourth quarter of 2020. Prior to its sale, this business recognized revenues of $6.7 during 2020. See Note 4 to our consolidated financial statements for further details regarding the disposal.
Other Income (Expense), net - Other income, net, for 2020 was composed of investment-related gains of $8.6, income from a transition services agreement entered into in connection with the sale of our former Power and Energy segment of $4.2, net gains on asset sales and other of $2.5, partially offset by non-service-related pension and postretirement costs of $2.4 and foreign currency (“FX”) losses of $3.4. The investment-related gains related to an increase in the net asset value of our investment in an equity security.
Other expense, net, for 2019 was composed of non-service-related pension and postretirement costs of $5.7 and FX losses of $3.1, partially offset by investment-related gains of $7.8, net gains on asset sales of $0.3 and other items of $0.2. Of the $3.1 of FX losses, $1.9 related to the effect of the devaluation of the Angolan Kwanza against the U.S. dollar during 2019 and the impact of that devaluation on certain Kwanza-denominated cash and cash equivalents held by the Company. The investment-related gains related to an increase in the net asset value of our investment in an equity security.
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
Interest expense, net, included interest expense of $33.9, $36.6 and $41.2, and interest income of $4.0, $6.9 and $6.9, during 2020, 2019 and 2018, respectively. The decrease in interest expense in 2020, compared to 2019, was due primarily to the early redemption of our 5.625% senior notes in August 2020, and to a lower level of average outstanding borrowings under our term loan facilities. The decrease in interest expense in 2019, compared to 2018, was due primarily to a lower level of average outstanding borrowings under our term loan facilities, partially offset by a $1.0 charge related to the write-off of deferred financing fees resulting from the extinguishment of the term loan and other facilities of our former senior credit facility during 2019, related to the amendment and restatement of our senior credit facilities in June 2019. The reduction in our term loan borrowings was due primarily to voluntary principal repayments of $110.0 during 2018.
See Note 13 to our consolidated financial statements for additional details on our third-party debt, including further discussion of (i) the early redemption of our 5.625% senior notes during the third quarter of 2020 and (ii) amendment and restatement of our senior credit facilities during the second quarter of 2019, and Note 4 for additional details regarding our allocation of certain interest expense to discontinued operations.
Loss on Early Extinguishment of Debt - On August 15, 2020, with a cash payment, we redeemed our 5.625% senior notes due in August 2024 (the “2024 Notes”) in full, pursuant to the redemption provisions of the indenture governing the 2024 Notes. As a result of the redemption, we recorded a charge of $11.0 during 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of $0.1.

Income Tax Provision - During 2020, we recorded an income tax provision of $6.2 on $49.5 of income before income taxes, resulting in an effective tax rate of 12.5%. The effective tax rate for 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign tax credits from the re-characterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $3.0 related to an intercompany transfer of a business between certain of the Company’s non-U.S. subsidiaries, (iii) $1.9 related to a reduction in valuation allowance in a jurisdiction where the full benefit of the incentive carryforward is now expected to be realized, and (iv) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of $1.6 related to an increase in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.
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
Food and Beverage

	Year ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Backlog	$291.6	$275.3	$317.2	5.9	(13.2)
Orders	635.1	669.0	703.0	(5.1)	(4.8)

Revenues	$630.8	$702.9	$743.9	(10.3)	(5.5)
Income	88.2	90.5	87.7	(2.5)	3.2
% of revenues	14.0%	12.9%	11.8%
Components of revenue decline:
Organic decline				(10.1)	(2.7)
Foreign currency				(0.2)	(2.8)
Net revenue decline				(10.3)	(5.5)
Revenues - For 2020, the decrease in revenues, compared to 2019, was due to a decrease in organic revenue and, to a lesser extent, a strengthening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was primarily due to a lower level of systems revenue, including large dry-dairy systems revenues, as anticipated, as well as lower components and aftermarket service revenues.
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
Income - For 2020, the moderate decrease in income, compared to 2019, was primarily due to the decrease in organic revenue described above. The effect of the reduction in volume on margin in 2020, compared to 2019, was more than offset by strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.
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
Backlog - The segment had backlog of $291.6 and $275.3 as of December 31, 2020 and 2019, respectively. Of the $16.3 year-over-year increase in backlog, $16.6 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar, which was partially offset by a $0.3 reduction attributable to organic decline. Approximately 89% of the segment's backlog as of December 31, 2020 is expected to be recognized as revenue during 2021.
Industrial

	Year ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Backlog	$254.2	$243.9	$260.3	4.2	(6.3)
Orders	723.6	790.5	862.3	(8.5)	(8.3)

Revenues	$719.8	$803.7	$850.0	(10.4)	(5.4)
Income	80.5	110.5	103.5	(27.1)	6.8
% of revenues	11.2%	13.7%	12.2%
Components of revenue decline:
Organic decline				(10.5)	(2.8)
Foreign currency and other				0.1	(2.6)
Net revenue decline				(10.4)	(5.4)
Revenues - For 2020, the decrease in revenues, compared to 2019, was primarily due to a decrease in organic revenue, partially offset by the modest effect of a weakening of the U.S. dollar during the period against various foreign currencies. The decrease in organic revenue was due to reduced demand and shipments across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic. Additionally, the segment had lower opening shippable backlog in 2020 than in 2019.
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
Income - For 2020, income and margin decreased, compared to 2019, primarily due to volume declines in high margin product lines. The income and margin decline was partially offset by cost reduction efforts.
For 2019, income and margin increased, compared to 2018, primarily due to the effects of (i) a higher margin-mix of revenue (from increased shipments of mixers and lower levels of capital project revenue), (ii) improved operational execution in our factories, and (iii) costs associated with the repair of a large mixer incurred in 2018 that did not recur in 2019.
Backlog - The segment had backlog of $254.2 and $243.9 as of December 31, 2020 and 2019, respectively. Of the $10.3 year-over-year increase in backlog, $8.3 was attributable to the impact of fluctuations in foreign currencies relative to the U.S. dollar and $2.0 was attributable to organic increase. Approximately 90% of the segment's backlog as of December 31, 2020 is expected to be recognized as revenue during 2021.

CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Year ended December 31,			2020 vs. 2019%	2019 vs. 2018%
	2020	2019	2018
Total consolidated revenues	$1,350.6	$1,506.6	$1,593.9	(10.4)	(5.5)
Corporate expense	67.8	63.9	55.5	6.1	15.1
% of revenues	5.0%	4.2%	3.5%
Pension and postretirement service costs	0.9	0.9	1.7	—	(47.1)
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense during 2020, compared to 2019, was due primarily to (i) an increase in variable incentive compensation and (ii) merger and acquisition activities, partially offset by a reduction in professional fees associated with the further development of the Company’s enterprise strategy and long-term value creation planning.
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
During 2020, pension and postretirement service cost remained consistent with 2019 as there were no significant changes to plans, plan participation or vesting.
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

The following table provides selected financial information of our discontinued operations for the years ended December 31, 2020, 2019 and 2018, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline):

	Year ended December 31,
	2020	2019	2018	2020 vs. 2019%	2019 vs. 2018%
Backlog	$—	$382.6	$375.4	*	1.9
Orders	102.9	496.7	519.8	*	(4.4)

Revenues	$112.7	$489.7	$496.2	*	(1.3)
Operating income (loss)	(7.4)	(171.6)	56.4	*	*
% of revenues	(6.6)%	(35.0)%	11.4%
Other income (expense), net	(0.3)	(1.6)	0.4	*	*
Interest expense, net	(1.6)	(11.8)	(12.8)	*	(7.8)
Income tax benefit (provision)	(27.5)	35.3	(9.8)	*	*
Income (loss) from discontinued operations, net of tax	(36.8)	(149.7)	34.2	*	*
Components of consolidated revenue growth (decline):
Organic growth				*	0.7
Foreign currency				*	(2.0)
Net revenue decline				—	(1.3)
*Not meaningful for comparison purposes, note that the 2020 results represent results of discontinued operations substantially through the closing of the sale in March 2020.
Revenues of Discontinued Operations - For 2020, the decrease in revenues, compared to 2019, is a result of the timing within the year of the closing of the sale with the Buyer, substantially as of March 30, 2020. See Note 4 for additional information regarding discontinued operations.
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
Operating Income (Loss) of Discontinued Operations - For 2020, the operating loss was primarily due to (i) the recognition of a loss on discontinued operations of $12.1 to reduce the carrying value of the discontinued operations business to our estimate of fair value (the net proceeds expected to realized at closing), less estimated costs to sell and, to a lesser extent, to reflect the results of subsequent negotiations with the Buyer related to the settlement of net working capital and related deductions, as well as (ii) the timing within the year of the closing of the sale with the Buyer, substantially as of March 30, 2020. See Note 4 for additional information regarding discontinued operations.
For 2019, the decrease in income and margin, compared to 2018, was primarily due to the recognition of a loss on discontinued operations of $201.0 to reduce the carrying value of the discontinued operations business to our estimate of fair value (the net proceeds expected to be realized at closing), less estimated costs to sell. This loss was attributable primarily to our observation of challenging credit markets associated with transactions for businesses similar to our former Power and Energy segment, and the market for cyclical assets in the oil, gas and power industries, during the fourth quarter of 2019. In addition, income and margin declined, compared to 2018, due to (i) a $17.0 pre-tax charge related to the settlement of a customer claim (see Note 4 to our consolidated financial statements for further information regarding this settlement and the customer’s demand) and, to a lesser extent, (ii) a $5.0 pre-tax charge related to a procurement agreement entered into with the buyer of the discontinued operations business at closing, and (iii) costs incurred in 2019 to sell the discontinued operations business. An improvement in operational execution and cost absorption in various manufacturing facilities partially offset these pre-tax losses and charges.
Other Income (Expense), net, of Discontinued Operations - Other expense, net, for 2020 was composed of FX losses.
Other expense, net, for 2019 was composed of FX losses of $1.5 and non-service-related pension and postretirement costs of $0.1.
Other income, net, for 2018 was composed of FX gains of $0.3 and non-service-related pension and postretirement benefits of $0.1.

Interest Expense, net, of Discontinued Operations - In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6, $11.7 and $13.1 for 2020, 2019 and 2018, respectively. See Note 4 to the accompanying consolidated financial statements for further information about the allocation of such interest expense to discontinued operations.
Income Tax Benefit (Provision) of Discontinued Operations - During the year ended December 31, 2020, we recorded an income tax provision of $27.5 on $9.3 of pre-tax loss from discontinued operations. The effective tax rate for 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of discontinued operations entities sold by the U.S. parent, (ii) $0.9 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $5.8 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of discontinued operations entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit and on a net basis these significant non-U.S. sales resulted in a loss without a corresponding tax benefit.
During the year ended December 31, 2019, we recorded an income tax benefit of $35.3 on $185.0 of pre-tax loss from discontinued operations, resulting in an effective tax rate of 19.1%. The effective tax rate for 2019 was impacted by (i) a benefit of $30.2 resulting from basis differences that were subsequently realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the $201.0 pre-tax loss to reduce the carrying value of the discontinued operations business to our estimate of fair value, less estimated costs to sell, and $5.0 pre-tax charge related to a procurement agreement entered into at the closing of the sale of the discontinued operations, will not result in a tax benefit, such that only $9.7 of tax benefit was recognized on those pre-tax charges.
During the year ended December 31, 2018, we recorded an income tax provision of $9.8 on $44.0 of pre-tax income from discontinued operations, resulting in an effective tax rate of 22.3%.
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the years ended December 31, 2020, 2019 and 2018.
Cash Flow

	Year ended December 31,
	2020	2019	2018
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$120.3	$130.1	$28.0
Cash flows used in investing activities	(21.9)	(23.5)	(19.2)
Cash flows used in financing activities	(361.4)	(55.2)	(135.8)
Cash flows from discontinued operations	387.7	35.1	70.8
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	13.5	2.6	5.6
Net change in cash, cash equivalents and restricted cash	$138.2	$89.1	$(50.6)
Years Ended December 31, 2020 and 2019
Operating Activities—During 2020, the decrease in cash flows from operating activities, compared to 2019, was primarily attributable to reduced cash flows from lower segment income, due partially to the effects of the COVID-19 pandemic as previously noted.
Investing Activities—During 2020, cash flows used in investing activities were comprised of capital expenditures of $22.4 associated generally with the upgrades of manufacturing facilities and information technology, as well as cash paid for a business acquisition of $10.0, partially offset by proceeds from asset sales and other of $5.8, primarily related to the sales of certain real properties previously owned by the Company, and proceeds from the sale of a business based in our Asia Pacific region of $4.7, which closed during the fourth quarter of 2020. During 2019, cash flows used in investing activities were comprised of capital expenditures of $28.5 associated generally with the upgrades of manufacturing facilities and information technology, as well as certain corporate assets, partially offset by proceeds of $5.0 from the sale of a corporate asset during the fourth quarter of 2019.

Financing Activities—During 2020, cash flows used in financing activities related primarily to (i) the redemption of the 2024 Notes, including premiums, of $308.4, (ii) purchases of common stock of $19.9 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, (iii) the purchase of certain noncontrolling interests in a subsidiary of $15.0, (iv) repayments of purchase card program debt of $7.9, and (v) payments of minimum withholdings on behalf of employees in connection with net share settlements of $7.0. During 2019, cash flows used in financing activities related primarily to (i) net repayments under our former senior credit facilities of $140.0, including the extinguishment of those former facilities in June 2019, (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.4, (iii) net repayments under other financing arrangements of $5.3 and (iv) financing fees paid in connection with entering into our amended and restated senior credit facilities of $3.3, partially offset by net borrowings under our amended and restated senior credit facilities of $100.0.
Discontinued Operations—During 2020, cash flows from discontinued operations were comprised primarily of net proceeds received from the disposition of the Disposal Group of $401.1, net cash used in operating activities of discontinued operations of $7.6 primarily related to the payment of professional fees associated with the disposition of the Disposal Group on the first business day of the second quarter of 2020, and capital expenditures during the first quarter of 2020 of $5.5 related to the Disposal Group. During 2019, cash flows from discontinued operations were comprised primarily of cash flows from operating activities of $43.2, partially offset by $7.5 of capital expenditures paid.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates—The increases in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $13.5 and $2.6 during 2020 and 2019, respectively, reflected primarily an increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the periods.
Years Ended December 31, 2019 and 2018
Operating Activities—During 2019, the increase in cash flows from operating activities, compared to 2018, was primarily attributable to (i) a reduced investment in inventories and other components of working capital, reflective of lower order intake in 2019, compared to 2018, and lower backlog levels as of December 31, 2019, compared to December 31, 2018 and (ii) reduced payments for incentive compensation
Investing Activities—During 2019, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology, as well as certain corporate assets, partially offset by proceeds from the sale of a corporate asset during the fourth quarter of 2019. During 2018, cash flows used in investing activities were comprised of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities —During 2019, cash flows used in financing activities related primarily to (i) net repayments under our former senior credit facilities of $140.0, including the extinguishment of those former facilities in June 2019, (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $5.4, (iii) net repayments under other financing arrangements of $5.3 and (iv) financing fees paid in connection with entering into our amended and restated senior credit facilities of $3.3, partially offset by net borrowings under our amended and restated senior credit facilities of $100.0. During 2018, cash flows used in financing activities related primarily to net repayments under our former term loan facility of $130.0, including voluntary prepayments of $100.0.
Discontinued Operations—During 2019, the decrease in cash flows from discontinued operations, compared to 2018, was primarily attributable to a decrease in cash flows from operating activities of $34.4, due primarily to changes in working capital driven by the timing of project execution and associated milestone payments as well as the payment, during the fourth quarter of 2019, of $17.0 in connection with a settlement agreement related to a payment demand made by a customer (see Note 4 to our consolidated financial statements for further information regarding discontinued operations).
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

Borrowings and Availability
Borrowings —Debt at December 31, 2020 and 2019 was comprised of the following:

	December 31,
	2020	2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes(1)	—	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	13.0	21.3
Less: deferred financing fees(3)	(3.1)	(6.8)
Total debt	409.9	714.5
Less: short-term debt	12.5	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.3	$693.7
(1)On August 15, 2020, with a cash payment, we redeemed the 2024 Notes in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a total redemption price of $308.4, plus accrued and unpaid interest. See "Senior Notes" section below for further detail.
(2)Primarily includes finance lease obligations of $0.5 and $0.6 and balances under a purchase card program of $12.5 and $20.4 as of December 31, 2020 and 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
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
At December 31, 2020, we were in compliance with these covenants.
Senior Notes
In August 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of the 2024 Notes and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding aggregate principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid.

On August 15, 2020, with a cash payment, we redeemed the 2024 Notes in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a total redemption price of $308.4, plus accrued and unpaid interest. As a result of the redemption, we recorded a charge of $11.0 to "Loss on early extinguishment of debt" during the year ended December 31, 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.
The indenture governing the 2026 Notes contains covenants that limit the Company's (and its subsidiaries') ability to, among other things, grant liens on its assets, enter into sale and leaseback transactions and consummate mergers or transfer certain of its assets.
Availability
At December 31, 2020, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at December 31, 2020, we had $95.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $54.3 reserved for outstanding bank guarantees. In addition, we had $5.4 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
Refer to Note 13 to our consolidated financial statements for further information on our borrowings as of December 31, 2020.
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
As of December 31, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $40.7 and $83.3 outstanding as of December 31, 2020 and 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $5.5 and $0.9 at December 31, 2020 and 2019, respectively, with all such contracts scheduled to mature within one year. There were unrealized losses of $0.0 and $0.2, net of taxes, recorded in “Accumulated Other Comprehensive Loss” related to FX forward contracts as of December 31, 2020 and 2019, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $3.4, $3.1, and $7.4 for the years ended December 31, 2020, 2019 and 2018, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.2 and $0.3 (assets) at December 31, 2020 and 2019, respectively.

Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at December 31, 2020 for similar debt, was $426.0, compared to our carrying value of $412.5.
As of December 31, 2019, the fair value of our debt instruments (excluding capital leases and deferred financing fees), based on borrowing rates available to us at December 31, 2019 for similar debt, was $749.2, compared to our carrying value of $720.7.
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
Concentrations of credit risk arising from trade accounts receivable and contract assets are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for the fiscal years ended December 31, 2020, 2019 and 2018.
Cash and Other Commitments
We use operating leases to finance certain properties, equipment and vehicles. At December 31, 2020, we had $50.2 of operating lease liabilities recognized on our consolidated balance sheet related to leases with initial non-cancelable terms in excess of one year. See Note 7 to our accompanying consolidated financial statements for further information regarding our operating leases.
Capital expenditures for 2020 totaled $22.4, compared to $28.5 and $19.2 in 2019 and 2018, respectively. Capital expenditures in 2020 related primarily to upgrades of manufacturing facilities and information technology, as well as certain corporate assets. We expect 2021 capital expenditures to approximate $40, with a significant portion related to additional upgrades of manufacturing facilities and information technology, as well as for manufacturing equipment to support productivity initiatives. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.
In 2020, we made contributions and direct benefit payments of $2.9 to our defined benefit pension and postretirement plans. We expect to make $3.1 of minimum required funding contributions and direct benefit payments in 2021. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, from both continuing and discontinued operations, we paid $28.1, $33.6 and $23.8 in income taxes in 2020, 2019 and 2018, respectively. The amount of income taxes we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 12 to our consolidated financial statements for further disclosure of earnings held by foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.

As of December 31, 2020, except as discussed in Note 16 to our consolidated financial statements and in the contractual obligations table below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments.
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
Contractual Obligations
The following is a summary of our primary contractual obligations as of December 31, 2020:

	Total	Due Within 1 Year	Due in 1-3 Years	Due in 3-5 Years	Due After 5 Years
Short-term debt obligations	$12.5	$12.5	$—	$—	$—
Long-term debt obligations (excluding deferred financing fees)	400.6	0.1	100.3	0.2	300.0
Pension and postretirement benefit plan contributions and payments(1)	36.1	3.1	6.1	5.6	21.3
Purchase and other contractual obligations(2)	94.9	93.6	1.3	—	—
Future minimum operating lease payments(3)	59.8	13.2	22.3	12.8	11.5
Interest payments	121.3	19.1	37.5	35.2	29.5
Total contractual cash obligations(4)	$725.2	$141.6	$167.5	$53.8	$362.3
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
(4)    Contingent obligations, such as environmental accruals and those relating to uncertain tax positions, generally do not have specific payment dates and accordingly have been excluded from the above table. Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.5 to $1.0. In addition, the above table does not include potential payments under our derivative financial instruments.
We believe that our cash flows, together with cash and equivalents on hand, and availability under revolving credit facilities, provide us with the ability to fund our operations and make planned capital expenditure payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance which, in turn, is subject to prevailing economic conditions, the effects of the COVID-19 pandemic, and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet any future debt service obligations, we would need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations, or that we will be able to obtain financing from other sources, sufficient to satisfy any such debt service or other requirements.
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
Contract Revenues Recognized Over Time
Certain of our businesses recognize revenues and profits from long-term construction/installation contracts over time. Such method requires estimates of future revenues and costs over the full term of product delivery. We measure our performance, or percentage-of-completion, principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. Under such methods, we recognized revenues of $289.7, $343.7 and $403.3 during the years ended December 31, 2020, 2019 and 2018, respectively.

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
Our estimation process for determining revenues and costs for contracts accounted for over time is based upon (i) our historical experience, (ii) the professional judgment and knowledge of our engineers, project managers, and operations and financial professionals, and (iii) an assessment of the key underlying factors (see below) that impact the revenues and costs of the relevant contracts. Each such contract is unique, but typically similar enough to other contracts that we can effectively leverage our experience. As these contracts generally range from six to eighteen months in duration, we typically reassess the estimated revenues and costs of these contracts on a quarterly basis, but may reassess more often as situations warrant. We record changes in estimates of revenues and costs when identified using the cumulative catch-up method prescribed by the applicable revenue recognition guidance.
We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to contracts accounted for over time include, but are not limited to, the following:
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
We periodically make claims against customers, suppliers and sub-contractors associated with alleged non-performance and other disputes over contractual terms. Claims related to contracts accounted for over time are recognized as additional revenues or as a reduction of costs only after we have determined that collection is probable and the amount is reasonably estimable. Claims made by us may involve negotiation and, in certain cases, litigation or other dispute-resolution processes. In the event we incur litigation or other dispute-resolution costs in connection with claims, these costs are expensed as incurred, although we may seek to recover these costs. Claims against us are recognized when a loss is considered probable and amounts are reasonably estimable.
See Note 1 to our consolidated financial statements for further information regarding estimates and assumptions associated with our accounting for contracts over time.
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
The calculation of fair value for our reporting units incorporates many assumptions including future growth rates, profit margin and discount factors. Changes in economic and operating conditions impacting these assumptions, including the effects of the COVID-19 pandemic, could result in impairment charges in future periods.
Consistent with our accounting policy as stated above, we performed our annual goodwill impairment test as of the first day of our fiscal fourth quarter of 2020, 2019 and 2018, which indicated the estimated fair value of each of our reporting units significantly exceeded its respective book value.
Additionally, we perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. During 2018, we recorded impairment charges of $1.4 related to trademarks of a business. In addition, we recorded impairment charges of $8.3 related to certain technology assets of that business during 2018. We determined the impairment for technology assets by comparing the future expected cash flows associated with the technology assets, discounted at a rate of return that reflects current market conditions, to its carrying value. In 2020, changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation, as well as the effects of the POSI-LOCK acquisition and the disposal of a business based in our Asia Pacific region.
Refer to Note 10 to our consolidated financial statements for further information regarding our goodwill and indefinite-lived intangible assets as of and during the year ended December 31, 2020.
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
Leases
Effective January 1, 2019, we adopted the FASB's new standard on accounting for leases, which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases. Refer to Note 7 to our consolidated financial statements for further information regarding estimates and assumptions associated with our accounting for leases under the new standard.
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
Refer to Note 16 to our consolidated financial statements for discussion regarding amounts reported in “Mezzanine equity” on the consolidated balance sheets as of December 31, 2020 and 2019, including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder during 2020 and the related accounting effects on "Mezzanine equity", "Noncontrolling interests" and "Paid-in capital" in connection with the purchase of the noncontrolling interests in that joint venture by the Company. Subsequent changes, if any, in amounts reported are not expected to have a material adverse effect on our financial position, results of operations or cash flows.
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
The following table provides information, as of December 31, 2020, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through December 31,
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Term loan	—	$100.0	—	—	—	—	$100.0	$100.0
Average interest rate							1.529%
5.875% senior notes	—	—	—	—	—	$300.0	300.0	313.5
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $40.7 outstanding as of December 31, 2020, with all such contracts scheduled to mature within one year. We had FX embedded derivatives with an aggregate notional amount of $5.5 outstanding as of December 31, 2020, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.2 (gross assets) and $0.0 (gross liabilities) as of December 31, 2020.

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
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SPX FLOW, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 7 to the financial statements, the Company adopted Accounting Standards Codification (ASC) Topic 842, “Leases”, using the modified retrospective adoption method on January 1, 2019.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenues – Revenues recognized over time – Refer to Note 1 and Note 6 to the financial statements

Critical Audit Matter Description

The Company recognizes revenues and profits from certain long-term construction or installation contracts over time, requiring estimates of future revenues and costs over the full term of product delivery. The Company measures its performance on these contracts principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. The Company recognized revenues of $289.7 million during the year ended December 31, 2020 for its over-time revenue contracts. The Company’s estimation process for determining revenues and costs for contracts accounted for over time is based upon historical experience, the professional judgement and knowledge of the Company’s engineers, project managers, operations and financial professionals, and other factors.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management estimates of revenue, costs and profit for the full term of product manufacturing and delivery of over-time contracts, included the following, among others:

•We tested the effectiveness of internal controls over the recognition of revenue and the determination of estimated contract costs, including controls over the review of management's assumptions and inputs used to recognize revenue over time.

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
◦Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with Company personnel, including project managers, and comparing the estimates to documentation such as management’s work plans, contract terms and requirements, and purchase orders with suppliers.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 19, 2021

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX FLOW, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 19, 2021

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues	$1,350.6	$1,506.6	$1,593.9
Cost of products sold	881.7	986.2	1,080.7
Gross profit	468.9	520.4	513.2
Selling, general and administrative	357.2	372.8	366.0
Intangible amortization	11.7	11.4	13.2
Asset impairment charges	3.2	11.2	14.4
Restructuring and other related charges	11.7	9.3	7.6
Loss on sale of business	4.2	—	—
Operating income	80.9	115.7	112.0

Other income (expense), net	9.5	(0.5)	(5.9)
Interest expense, net	(29.9)	(29.7)	(34.3)
Loss on early extinguishment of debt	(11.0)	—	—
Income from continuing operations before income taxes	49.5	85.5	71.8
Income tax provision	(6.2)	(28.9)	(61.3)
Income from continuing operations	43.3	56.6	10.5
Income (loss) from discontinued operations, net of tax	(36.8)	(149.7)	34.2
Net income (loss)	6.5	(93.1)	44.7
Less: Net income attributable to noncontrolling interests	0.6	2.0	0.7
Net income (loss) attributable to SPX FLOW, Inc.	$5.9	$(95.1)	$44.0

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$42.6	$54.9	$9.5
Income (loss) from discontinued operations, net of tax	(36.7)	(150.0)	34.5
Net income (loss) attributable to SPX FLOW, Inc.	$5.9	$(95.1)	$44.0

Basic income (loss) per share of common stock:
Income per share from continuing operations	$1.01	$1.29	$0.23
Income (loss) per share from discontinued operations	(0.87)	(3.53)	0.82
Net income (loss) per share attributable to SPX FLOW, Inc.	0.14	(2.24)	1.04
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$1.00	$1.29	$0.22
Income (loss) per share from discontinued operations	(0.86)	(3.51)	0.81
Net income (loss) per share attributable to SPX FLOW, Inc.	0.14	(2.23)	1.03

Weighted-average number of common shares outstanding — basic	42.307	42.465	42.197
Weighted-average number of common shares outstanding — diluted	42.554	42.686	42.633
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$6.5	$(93.1)	$44.7
Other comprehensive income (loss), net:
Net unrealized gains (losses) on qualifying cash flow hedges, net of tax	0.2	0.1	(0.3)
Reclassification of discontinued operations and other disposed business foreign currency translation adjustments from accumulated other comprehensive loss	181.5	—	—
Foreign currency translation adjustments	18.4	3.8	(50.7)
Other comprehensive income (loss), net	200.1	3.9	(51.0)
Total comprehensive income (loss)	206.6	(89.2)	(6.3)
Less: Total comprehensive income attributable to noncontrolling interests	0.6	1.7	0.3
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$206.0	$(90.9)	$(6.6)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$441.5	$299.2
Accounts receivable, net	232.6	243.1
Contract assets	24.4	27.3
Inventories, net	199.3	208.1
Other current assets	27.4	32.2
Assets of discontinued operations	—	464.0
Total current assets	925.2	1,273.9
Property, plant and equipment:
Land	22.8	22.2
Buildings and leasehold improvements	176.8	170.8
Machinery and equipment	349.1	325.9
	548.7	518.9
Accumulated depreciation	(320.6)	(289.0)
Property, plant and equipment, net	228.1	229.9
Goodwill	569.7	545.1
Intangibles, net	206.0	208.1
Other assets	169.5	180.4
TOTAL ASSETS	$2,098.5	$2,437.4

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$149.1	$142.6
Contract liabilities	119.5	116.3
Accrued expenses	178.7	162.0
Income taxes payable	23.0	45.2
Short-term debt	12.5	20.7
Current maturities of long-term debt	0.1	0.1
Liabilities of discontinued operations	—	220.5
Total current liabilities	482.9	707.4
Long-term debt	397.3	693.7
Deferred and other income taxes	36.6	27.9
Other long-term liabilities	117.5	115.0
Total long-term liabilities	551.4	836.6
Commitments and contingent liabilities (Note 16)
Mezzanine equity	3.4	20.3
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 43,394,547 issued and 42,157,504 outstanding as of December 31, 2020, and 43,128,247 issued and 42,566,884 outstanding at December 31, 2019	0.4	0.4
Paid-in capital	1,696.9	1,677.0
Accumulated deficit	(363.3)	(369.2)
Accumulated other comprehensive loss	(226.4)	(426.5)
Common stock in treasury (1,237,043 shares at December 31, 2020, and 561,363 shares at December 31, 2019)	(46.2)	(19.3)
Total SPX FLOW, Inc. shareholders' equity	1,061.4	862.4
Noncontrolling interests	(0.6)	10.7
Total equity	1,060.8	873.1
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,098.5	$2,437.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2017	42.4	$0.4	$1,650.9	$(327.5)		$(372.8)	$(8.9)	$942.1	$9.7	$951.8
Adoption of accounting standards	—	—	—	17.9		(7.3)	—	10.6	—	10.6
Net income	—	—	—	44.0		—	—	44.0	0.7	44.7
Other comprehensive loss, net	—	—	—	—		(50.6)	—	(50.6)	(0.4)	(51.0)
Incentive plan activity	—	—	2.4	—		—	—	2.4	—	2.4
Stock-based compensation expense	—	—	15.7	—		—	—	15.7	—	15.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—		—	(5.0)	(5.0)	—	(5.0)
Adjustment to mezzanine equity	—	—	(0.7)	—		—	—	(0.7)	—	(0.7)
Acquisition of noncontrolling interest	—	—	(5.7)	—		—	—	(5.7)	3.1	(2.6)
Dividends attributable to noncontrolling interests	—	—	—	—		—	—	—	(2.8)	(2.8)
Balance at December 31, 2018	42.5	0.4	1,662.6	(265.6)		(430.7)	(13.9)	952.8	10.3	963.1
Adoption of lease accounting standard	—	—	—	(8.5)		—	—	(8.5)	—	(8.5)
Net income (loss)	—	—	—	(95.1)		—	—	(95.1)	2.0	(93.1)
Other comprehensive income (loss), net	—	—	—	—		4.2	—	4.2	(0.3)	3.9
Stock-based compensation expense	—	—	13.7	—		—	—	13.7	—	13.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—		—	(5.4)	(5.4)	—	(5.4)
Adjustment from mezzanine equity	—	—	0.7	—		—	—	0.7	—	0.7
Dividends attributable to noncontrolling interests	—	—	—	—		—	—	—	(1.3)	(1.3)
Balance at December 31, 2019	42.6	0.4	1,677.0	(369.2)		(426.5)	(19.3)	862.4	10.7	873.1
Net income	—	—	—	5.9		—	—	5.9	0.6	6.5
Other comprehensive income, net	—	—	—	—		200.1	—	200.1	—	200.1
Stock-based compensation expense	—	—	10.3	—		—	—	10.3	—	10.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—		—	(7.0)	(7.0)	—	(7.0)
Common stock repurchases	(0.5)	—	—	—		—	(19.9)	(19.9)	—	(19.9)
Dividends attributable to noncontrolling interests	—	—	—	—		—	—	—	(3.0)	(3.0)
Adjustment from mezzanine equity	—	—	1.9	—		—	—	1.9	—	1.9
Settlement of mezzanine equity	—	—	15.0	—		—	—	15.0	—	15.0
Purchase of noncontrolling interest	—	—	(7.3)	—		—	—	(7.3)	(7.7)	(15.0)
Disposition of discontinued operations	—	—	—	—		—	—	—	(1.2)	(1.2)
Balance at December 31, 2020	42.2	$0.4	$1,696.9	$(363.3)	$—	$(226.4)	$(46.2)	$1,061.4	$(0.6)	$1,060.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$6.5	$(93.1)	$44.7
Less: Income (loss) from discontinued operations, net of tax	(36.8)	(149.7)	34.2
Income from continuing operations	43.3	56.6	10.5
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	11.7	9.3	7.6
Asset impairment charges	3.2	11.2	14.4
Deferred income taxes	27.5	11.4	9.4
Depreciation and amortization	41.1	38.3	41.7
Stock-based compensation	9.5	12.5	14.1
Pension and other employee benefits	3.3	7.3	2.3
Losses (gains) on asset sales and other, net	(2.5)	(0.3)	0.3
Loss on sale of business	4.2	—	—
Gain on change in fair value of investment in equity security	(8.6)	(7.8)	—
Loss on early extinguishment of debt	11.0	—	—
Changes in operating assets and liabilities, net of effects from business acquisition and sale, and from discontinued operations:
Accounts receivable and other assets	26.4	61.6	(27.1)
Contract assets and liabilities, net	(1.3)	(11.8)	6.9
Inventories	18.9	10.1	(30.2)
Accounts payable, accrued expenses and other	(56.1)	(60.0)	(10.7)
Cash spending on restructuring actions	(11.3)	(8.3)	(11.2)
Net cash from continuing operations	120.3	130.1	28.0
Net cash from (used in) discontinued operations	(7.6)	43.2	77.6
Net cash from operating activities	112.7	173.3	105.6
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	5.8	5.0	—
Proceeds from sale of business, net of cash disposed	4.7	—	—
Capital expenditures	(22.4)	(28.5)	(19.2)
Business acquisition, net of cash acquired	(10.0)	—	—
Net cash used in continuing operations	(21.9)	(23.5)	(19.2)
Net cash from (used in) discontinued operations (includes net proceeds from disposition of $408.4, less cash and restricted cash disposed of $7.3, in the year ended December 31, 2020)	395.6	(7.5)	(6.3)
Net cash from (used in) investing activities	373.7	(31.0)	(25.5)

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in millions)

	Year ended December 31,
	2020	2019	2018
Cash flows used in financing activities:
Repurchases of senior notes (includes premiums paid of $8.4)	$(308.4)	$—	$—
Borrowings under amended and restated senior credit facilities	—	134.0	—
Repayments of amended and restated senior credit facilities	—	(34.0)	—
Borrowings under former senior credit facilities	—	33.0	78.8
Repayments of former senior credit facilities	—	(173.0)	(208.8)
Borrowings under former trade receivables financing arrangement	—	54.0	88.5
Repayments of former trade receivables financing arrangement	—	(54.0)	(88.5)
Borrowings under (repayments of) purchase card program, net	(7.9)	(2.6)	1.1
Borrowings under other financing arrangements	—	0.2	4.1
Repayments of other financing arrangements	(0.4)	(2.9)	(3.2)
Financing fees paid	—	(3.3)	—
Purchases of common stock	(19.9)	—	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(7.0)	(5.4)	(5.0)
Purchase of noncontrolling interest	(15.0)	—	—
Dividends paid to noncontrolling interests in subsidiary	(2.8)	(1.2)	(2.8)
Net cash used in continuing operations	(361.4)	(55.2)	(135.8)
Net cash used in discontinued operations	(0.3)	(0.6)	(0.5)
Net cash used in financing activities	(361.7)	(55.8)	(136.3)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	13.5	2.6	5.6
Net change in cash, cash equivalents and restricted cash	138.2	89.1	(50.6)
Consolidated cash, cash equivalents and restricted cash, beginning of period	303.4	214.3	264.9
Consolidated cash, cash equivalents and restricted cash, end of period	$441.6	$303.4	$214.3

	Year ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Interest paid	$39.8	$42.7	$49.9
Income taxes paid, net of refunds of $11.7, $4.6 and 10.5 in 2020, 2019 and 2018, respectively	$28.1	$33.6	$23.8
Non-cash investing and financing activity (continuing and discontinued operations):
Debt assumed	$—	$0.4	$0.5

	December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$441.5	$299.2	$197.0
Cash and cash equivalents included in assets of discontinued operations	—	3.1	16.3
Restricted cash included in other current assets	0.1	—	0.1
Restricted cash included in assets of discontinued operations	—	1.1	0.9
Consolidated cash, cash equivalents and restricted cash	$441.6	$303.4	$214.3
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are described below, as well as in other Notes that follow.
Basis of Presentation—The financial statements include SPX FLOW, Inc. and its consolidated subsidiaries’ (“SPX FLOW,” “the Company,” “we,” “us,” or “our”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts continued through the year. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our consolidated balance sheet as of December 31, 2020. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
Foreign Currency Translation and Transactions—The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification” or “ASC”). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income (loss). Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other income (expense), net,” with the related net losses totaling $3.4, $3.1 and $7.4 in 2020, 2019 and 2018, respectively.
Cash Equivalents—We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition—We utilize a policy for revenue recognition which depicts the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. See Note 6 for additional details regarding revenue from contracts with customers.
Application of Our Revenue Recognition Policy:
Performance Obligations - Under our revenue recognition policy, a contract with a customer is an agreement approved by both parties that creates enforceable rights and obligations, has commercial substance and includes identified payment terms under which collectability is probable. Once the Company has entered a contract with a customer, the contract is evaluated to identify performance obligations. Original equipment (“OE”) contracts recognized over time are typically accounted for as a single performance obligation due to the integration of equipment and components, including installation and commissioning of those products, that will together produce a combined output. For OE or aftermarket (“AM”) contracts recognized at a point in time, we evaluate whether we have promised to provide multiple distinct goods or services in the contract, which can include equipment, installation, commissioning, and service. Goods and services that are determined to be distinct are accounted for as separate performance obligations. If determined to be significant to the contract, installation and commissioning may be accounted for as a separate performance obligation. Performance obligations to provide service typically relate to maintenance, repair or upgrade activities to be performed on equipment we provide to customers. Service is typically determined to be a separate performance obligation satisfied as the service is completed.
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
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on a project, a provision for the entire expected loss on the performance obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant in 2020, 2019 and 2018.
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
Research and Development Costs—The Company conducts research and development activities for the purpose of developing and improving new products. The related expenditures are expensed as incurred and totaled $21.8, $18.5 and $18.2 in 2020, 2019 and 2018, respectively, and are classified within selling, general and administrative expense within the consolidated statements of operations.
Property, Plant and Equipment—Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases (2020 and 2019) and capital leases (2018), was $29.4, $26.9 and $28.5 for the years ended December 31, 2020, 2019 and 2018, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.
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
For those transactions that are designated as cash flow hedges, on the date the derivative contract is entered into, we document our hedge relationship, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction. We also assess, both at inception and quarterly thereafter, whether such derivatives are highly effective in offsetting changes in the fair value of the hedged item. See Note 14 and Note 17 for further information.
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
Acquisitions—Investments in businesses require us to make certain estimates and assumptions regarding the valuation of assets acquired and liabilities assumed. On August 1, 2020, the Company completed the acquisition of POSI LOCK, Inc ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their fair values based upon expert valuations and management estimates. The pro forma effects of the acquisition of POSI LOCK are not material to our consolidated results of operations for the year ended December 31, 2020.
Discontinued operations and other business disposals:
Classification and Measurement - The Company classifies assets and liabilities of a business or asset group as held for sale when we commit to a plan to divest a business or asset group, actively begin marketing it for sale, and when it is deemed probable of occurrence within the next twelve months. Furthermore, we classify the assets and liabilities of a held for sale business or asset group as assets and liabilities of discontinued operations, and the results of its operations as income (loss) from discontinued operations, net, for all periods presented, when the sale of the business or asset group reflects a strategic shift that has, or will have, a major effect on the Company’s operations and its financial results. In measuring the assets and liabilities held for sale, the Company evaluates which businesses or asset groups are being marketed for sale, including an allocation of goodwill using the relative fair values of those businesses or asset groups and any businesses or asset groups being retained, and inclusive of relevant cumulative foreign currency translation adjustments recorded in AOCL.
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
See Note 4 for additional details regarding the Company’s discontinued operations and other business disposal.

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
Accounts Receivable Allowances—We provide allowances for estimated losses on uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. Summarized below is the activity for the allowance for uncollectible accounts:

	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$10.3	$9.0	$11.8
Allowances provided	0.6	4.8	1.9
Write-offs, net of recoveries, credits issued and other	(3.1)	(3.5)	(4.7)
Balance at end of year	$7.8	$10.3	$9.0
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
See Note 10 for further information regarding our annual impairment test performed in the fourth quarter of 2020. See Note 4 for further discussion of pre-tax losses recorded in 2020 and 2019 related to the net carrying value of our discontinued operations.
Accrued Expenses—We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2020 and 2019.

	December 31,
	2020	2019
Employee benefits(1)	$80.2	$57.7
Current portion of operating lease liabilities	13.8	15.4
Warranty	8.5	7.0
Restructuring	7.3	7.6
Other(2)	68.9	74.3
Total	$178.7	$162.0
(1)    Employee benefits consist of various employee-related items including, among other items, accrued bonus, vacation, payroll and payroll-related taxes.
(2)    Other consists of various items including, among other items, accruals for sales and value-added taxes, interest, third-party commissions, self-insurance obligations and freight costs.
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
Self-Insurance—We are self-insured for certain of our workers' compensation, automobile, product, general liability and health costs and, thus, record an accrual for our retained liability. The liability for these programs is reflected in our consolidated balance sheets as of December 31, 2020 and 2019 within “Accrued expenses.”
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

	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$7.3	$7.0	$7.4
Provisions	5.8	6.9	7.7
Usage	(4.7)	(6.6)	(7.8)
Currency translation adjustment	0.5	—	(0.3)
Balance at end of year	8.9	7.3	7.0
Less: Current portion of warranty	8.5	7.0	6.7
Non-current portion of warranty	$0.4	$0.3	$0.3

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
In June 2016, and as subsequently amended, the Financial Accounting Standards Board (the “FASB”) issued an amendment on the measurement of credit losses. This amendment requires companies to estimate all expected credit losses for certain types of financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The adoption of this amendment by the Company effective January 1, 2020 did not have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued an amendment to modify the disclosure requirements related to fair value measurements. This amendment removes, modifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirements to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy as well as the policy for timing of transfers between levels, and requires certain additional disclosures related to Level 3 fair value measurements. The adoption of this amendment by the Company effective January 1, 2020 did not have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). Among other changes in requirements, the amendments in this update also require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This amendment was adopted by the Company effective January 1, 2020 using the prospective transition approach and did not have a significant impact on our consolidated financial statements.
In August 2018, the FASB issued an amendment to modify the disclosure requirements related to defined benefit plans. This amendment removes, clarifies and adds certain disclosures required under current guidance. For example, the amendment removes the requirement to disclose the effects of a one-percentage point change in assumed health care cost

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
trend rates on postretirement benefit obligations and service and interest cost components of periodic benefit costs, and requires an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This amendment is effective for annual reporting periods ending after December 15, 2020. The adoption of this amendment by the Company in 2020 resulted in certain additional disclosures which are reflected in Note 11.
(4)    DISCONTINUED OPERATIONS AND OTHER BUSINESS DISPOSAL
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.
Fiscal 2019 discontinued operations background and developments
On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, the Company narrowed its strategic focus by separating its process solutions technologies, comprised of its Food and Beverage and its Industrial reportable segments, plus the Bran+Luebbe product line, from its flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, the further intent of the Company was that each business would, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the May 2019 announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of the former Power and Energy segment (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Industrial reportable segment, and the operating results of the Industrial reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Industrial reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Industrial segment, for all periods presented in the accompanying consolidated financial statements, reflect this presentation.
During our third quarter of 2019, management evaluated indicators of fair value of the Disposal Group, including indications of fair value received from third parties in connection with the marketing of the business through the end of our third quarter. Based on developments associated with the marketing and divestiture process that arose during the Company’s third quarter of 2019, and indications of fair value received through the conclusion of that quarter, the Company recorded a pre-tax loss of $52.0 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency translation adjustment balances recorded within AOCL, to estimated fair value less costs to sell. As this estimated loss on Disposal Group was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the discontinued operations as of the end of our third quarter of 2019.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”). The gross purchase price of $475.0, was subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions included, for example, components of the Contract Liabilities and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases which expired at the closing date.
We recorded an additional pre-tax loss on Disposal Group of $149.0 during the fourth quarter of 2019 to reduce the carrying value of the Disposal Group to our estimate of fair value (the net proceeds expected to be realized at closing), less estimated costs to sell. As this loss was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the Disposal Group as of December 31, 2019. This additional loss was attributable primarily to our observation of challenging credit markets associated with transactions for businesses similar to our former Power and Energy segment, and the market for cyclical assets in the oil, gas

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
and power industries, during the fourth quarter of 2019. In addition to the net assets of the Disposal Group as of December 31, 2019, as disclosed in the table below, the Disposal Group had generated a cumulative foreign currency translation adjustment (“CTA”) balance of $155.0, which was included in the Company’s AOCL balance of $426.5 in our consolidated balance sheet as of December 31, 2019. The CTA balance of the Disposal Group was considered in our determination of our third and fourth quarter 2019 estimated losses on disposal, and were included in the amounts divested by SPX FLOW at the closing.
Fiscal 2020 discontinued operations developments and sale closure
We recorded a pre-tax loss on Disposal Group of $8.5 during our first quarter of 2020 to reduce the carrying value of the Disposal Group to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (which was subject to a customary period of review between the parties as discussed below), less estimated costs to sell. As this loss was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the Disposal Group as of the end of our first quarter of 2020. This loss was attributable primarily to a reduction in the U.S. dollar-denominated proceeds expected to be received from the Buyer, relative to the translated U.S. dollar-equivalent carrying values of certain non-U.S. businesses of the Disposal Group, located primarily in the U.K. and Europe, due to a strengthening of the U.S. dollar against the currencies of those businesses during the first quarter of 2020.
On March 30, 2020, the Company completed the sale of substantially all Disposal Group businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further above and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business based in India remained subject to regularly approvals at that time. As noted above, finalization of the purchase price with the Buyer remained subject to a customary period of review between the parties. We recorded a pre-tax loss on Disposal Group of $2.0 during our second quarter of 2020 related to estimated working capital adjustments and reflective of ongoing discussions with the Buyer at that time. The substantial portion of “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s AOCL balance) and “Noncontrolling Interests” of $1.2, which were removed from our consolidated balance sheet during the second quarter of 2020 in connection with completion of the sale, equaled the net proceeds received upon consummation of the Transaction.

During the third quarter of 2020, we finalized the levels of net working capital, cash and debt, and deductions as of the closing date with the Buyer, which resulted in an additional $1.2 pre-tax loss on Disposal Group being recorded in our third quarter of 2020. The determination of the final settlement with the Buyer involved resolution of certain estimates and judgments based on, among other items, the interpretation and application of key terms of the Sale Agreement. In addition, during our third quarter of 2020, we recorded a $0.4 pre-tax loss on Disposal Group to reduce the carrying value of the business based in India, the sale of which remained subject to regulatory approvals.
During the fourth quarter of 2020 and upon receiving relevant regulatory approvals, we completed the sale of the remaining net assets of the Disposal Group, based in India, to the Buyer for total proceeds of $6.3. Considering proceeds received from the Buyer of $406.2 in the second quarter of 2020 as noted above, net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold at that time, proceeds of $6.3 received related to consummation of the sale of the India business less cash paid of $4.1 for a net working capital settlement during the fourth quarter of 2020, cash flows from investing activities for the year ended December 31, 2020, reflect net proceeds of $401.1 from disposition of the Disposal Group.
Other Sale Agreement considerations
The Sale Agreement includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which are provided for in the balance sheet of the Disposal Group at closing.
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”) and a Master Procurement Agreement (the “Procurement Agreement”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services, and $4.2 of income from such services was recognized as a component of "Other

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Income (Expense), net" during the year ended December 31, 2020. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group. The historical annual amount of such purchases by SPX FLOW businesses has varied at a level between approximately $8.0 and $9.0.
Other judgments and estimates, and reporting matters associated with discontinued operations
In addition to estimates of sales proceeds that were required during 2020 and 2019, certain additional judgments and estimates, and other reporting matters related to discontinued operations, are discussed in further detail in the following paragraphs.
As noted above, certain businesses of the former Power and Energy reportable segment, primarily related to the Bran+Luebbe product line, were retained by SPX FLOW, and have been reclassified for all periods presented into the Industrial reportable segment. Based on our assessment of the estimated relative fair values of the Disposal Group and the Bran+Luebbe product line, we performed a re-allocation during 2019 of our former Power and Energy goodwill balance between the Disposal Group and the business that was retained, which resulted in net increases in Industrial reportable segment goodwill with corresponding reductions in the goodwill of the former Power and Energy reportable segment. Please refer to Note 10 for further disclosure about our "Goodwill" balance.
Based on provisions contained in the Procurement Agreement and as noted above, certain SPX FLOW businesses continue to purchase filtration elements from a business unit of the Disposal Group on a post-closing basis. Such product purchases are made at agreed-upon prices, based on provisions contained in the Procurement Agreement, which exceed current estimated market prices. Accordingly, based on expected future purchase volumes, including anticipated minimum purchase volumes required through the term of the Procurement Agreement, and the differential between market and future contractual prices, we estimated the incremental cost of such future purchases as an unfavorable purchase commitment and recorded a pre-tax loss of $5.0 as a component of the results of discontinued operations, during the year ended December 31, 2019. The liability associated with such future purchase commitments is recorded within “Accrued Expenses” and “Other Long-Term Liabilities” of continuing operations and, as of December 31, 2020, the remaining aggregate liability balance was approximately $4.3.
In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6, $11.7, and $13.1 for the years ended December 31, 2020, 2019 and 2018, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the Disposal Group to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period. Interest expense of discontinued operations, including allocated interest, is reflected in the table below.
See Note 5 for disclosure of costs for certain centralized functions and services provided and/or administered by SPX FLOW that were previously charged to business units within the Disposal Group and which have been reclassified to Corporate Expense for all periods presented. We have reclassified such amounts as the costs generally represented the costs of employees who provided such centralized functions and services to the Disposal Group but who remained employees of SPX FLOW upon the disposition of the Disposal Group.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Results, major classes of assets and liabilities, and significant non-cash operating items and capital expenditures of discontinued operations
Income (loss) from discontinued operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year ended December 31,
	2020	2019	2018
Revenues	$112.7	$489.7	$496.2
Cost of products sold(1)(2)	76.6	353.2	353.0
Gross profit	36.1	136.5	143.2
Selling, general and administrative(1)	31.1	100.2	81.9
Intangible amortization(1)	—	1.9	3.9
Loss on Disposal Group (3)	12.1	201.0	—
Charge related to procurement agreement(3)	—	5.0	—
Asset impairment charges	—	—	0.2
Restructuring and other related charges	0.3	—	0.8
Operating income (loss)	(7.4)	(171.6)	56.4

Other income (expense), net	(0.3)	(1.6)	0.4
Interest expense, net(3)	(1.6)	(11.8)	(12.8)
Income (loss) from discontinued operations before income taxes	(9.3)	(185.0)	44.0
Income tax benefit (provision)(4)	(27.5)	35.3	(9.8)
Income (loss) from discontinued operations, net of tax	(36.8)	(149.7)	34.2
Less: Income (loss) attributable to noncontrolling interests	(0.1)	0.3	(0.3)
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$(36.7)	$(150.0)	$34.5
(1)During the year ended December 31, 2020 and the six months ended December 31, 2019, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized for the period prior to the Disposal Group being classified as held-for-sale during the years ended December 31, 2019, and December 31, 2018, as the assets of the Disposal Group were initially classified as held-for-sale as of the end of the second quarter of 2019.
(2)During the year ended December 31, 2019, we recorded a charge to “Cost of products sold” of $17.0 related to the settlement and payment of a demand from a customer related to a project of the Disposal Group. The demand and related claims arose from the Company’s supply of equipment used in a series of long-term nuclear power projects that were substantially complete in terms of our production, revenue recognition and receipt of payment. The liability associated with this settlement was paid by the Company in September 2019 in connection with a settlement agreement entered into with the customer. The agreement released the Company from further claims by the customer, beyond the ordinary warranty obligations that were associated with the underlying project.
(3)See previous paragraphs for further discussion regarding (i) loss on Disposal Group, (ii) charge related to the Procurement Agreement entered into with the Buyer in connection with the Transaction, and (iii) the allocation of interest expense to discontinued operations.
(4)During the year ended December 31, 2020, we recorded an income tax provision of $27.5 on $9.3 of pre-tax loss from discontinued operations. The effective tax rate for 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $0.9 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $5.8 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit and on a net basis these significant non-U.S. sales resulted in a loss without a corresponding tax benefit.
During the year ended December 31, 2019, we recorded an income tax benefit of $35.3 on $185.0 of pre-tax loss from discontinued operations, resulting in an effective tax rate of 19.1%. The effective tax rate for 2019 was impacted by (i) a benefit of $30.2 resulting from basis differences that were subsequently realized through the disposition of the held-for-sale assets and (ii) the effect that the majority of the pre-tax loss on Disposal Group and pre-tax charge related to the Procurement Agreement will not result in a tax benefit, such that only $9.7 of tax benefit was recognized on those pre-tax charges.
During the year ended December 31, 2018, we recorded an income tax provision of $9.8 on $44.0 of pre-tax income from discontinued operations, resulting in an effective tax rate of 22.3%.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The major classes of assets and liabilities, excluding intercompany balances, as they were excluded from the sale and were settled prior to closing, classified as held-for-sale in the accompanying consolidated balance sheets, were as follows:

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and equivalents	$—	$3.1
Accounts receivable, net	—	99.4
Contract assets	—	43.0
Inventories, net	—	72.8
Other current assets	—	12.9
Total current assets	—	231.2
Property, plant and equipment, net	—	87.4
Goodwill	—	194.9
Intangibles, net	—	92.3
Other assets	—	59.2
Total long-term assets(1)	—	433.8
Total assets, before valuation allowance	—	665.0
Less: valuation allowance(2)	—	(201.0)
TOTAL ASSETS, net of valuation allowance(1)	$—	$464.0

LIABILITIES
Current liabilities:
Accounts payable	$—	$46.6
Contract liabilities	—	43.6
Accrued expenses	—	52.6
Income taxes payable	—	1.6
Current maturities of long-term debt	—	0.5
Total current liabilities	—	144.9
Long-term debt	—	3.6
Deferred and other income taxes	—	13.6
Other long-term liabilities	—	58.4
Total long-term liabilities(1)	—	75.6
TOTAL LIABILITIES(1)	$—	$220.5
(1)The total assets and liabilities of discontinued operations are classified in current assets and liabilities, respectively, in our consolidated balance sheet as of December 31, 2019, as the disposition of the Disposal Group occurred within twelve months of that date.
(2)See previous paragraphs for further discussion regarding the valuation allowance recorded as of December 31, 2019.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The following table summarizes the significant non-cash operating and investing items, capital expenditures, and proceeds from disposal reflected in cash flows of discontinued operations for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Loss on Disposal Group(1)	$12.1	$201.0	$—
Charge related to procurement agreement(1)	—	5.0	—
Depreciation and amortization(2)	—	7.8	17.0
Impairment of long-lived assets	—	—	0.2
Capital expenditures	(5.5)	(7.5)	(6.3)
Proceeds on disposition of Disposal group (3)	401.1	—	—
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group and charge related to the Procurement Agreement.
(2)As noted above, during the year ended December 31, 2020 and the six months ended December 31, 2019, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized for the periods prior to the Disposal Group being initially classified as held-for sale as of the end of the second quarter of 2019.
(3)As noted above, gross proceeds of $412.5 were received from the Buyer during the year ended December 31, 2020. Net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold during the year and $4.1 of cash paid to the Buyer related to a net working settlement, cash flows of $401.1 were realized during the year as a result of the disposition of the Disposal Group.

Other business disposal
In November 2020, we completed the sale of a business in our Asia Pacific region, which had been included in the Industrial reportable segment, to a third party buyer for total proceeds of $4.7, net of cash disposed, which resulted in a pre-tax loss of $4.2 during the fourth quarter and year ended December 31, 2020. Prior to its sale, this business recognized revenues of $6.7 during the year ended December 31, 2020. As part of the disposition, we have entered into a five-year supply agreement with the third party buyer which provides favorable pricing terms for certain products to be sold by SPX FLOW to the buyer, for which we have recorded a loss (included in the $4.2 pre-tax loss noted above) and related liability which will be released as the relevant products are sold during the term of the supply agreement. The purchase price for this business is subject to a customary closing-date net-working-capital adjustment, which adjustment is expected to be finalized in the first quarter of fiscal 2021.

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
Beginning in the second quarter of 2019 and after reflecting the classification of our former Power and Energy reportable segment as held-for-sale, we have two reportable segments: the Food and Beverage segment and the Industrial segment. In determining our reportable segments, we apply the threshold criteria of the Segment Reporting Topic of the Financial Accounting Standards Board Codification (the “Codification”) to operating income or loss of each segment before considering asset impairment charges, restructuring and other related charges, gains or losses on sales of businesses, pension and postretirement service costs and other indirect corporate expenses (including corporate stock-based compensation). This is consistent with the way our chief operating decision maker evaluates the results of each segment.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Financial data for our reportable segments as of or for the years ended December 31, 2020, 2019 and 2018 were as follows:

	As of or for the Year Ended December 31,
	2020	2019	2018
Revenues:
Food and Beverage	$630.8	$702.9	$743.9
Industrial	719.8	803.7	850.0
Total revenues	$1,350.6	$1,506.6	$1,593.9

Income:
Food and Beverage	$88.2	$90.5	$87.7
Industrial	80.5	110.5	103.5
Total income for reportable segments	168.7	201.0	191.2

Corporate expense(1)	67.8	63.9	55.5
Pension and postretirement service costs	0.9	0.9	1.7
Asset impairment charges	3.2	11.2	14.4
Restructuring and other related charges	11.7	9.3	7.6
Loss on sale of business	4.2	—	—
Consolidated operating income	$80.9	$115.7	$112.0

Capital expenditures:
Food and Beverage	$6.3	$5.2	$7.4
Industrial	7.3	9.2	8.8
Other(2)	8.8	14.1	3.0
Total capital expenditures	$22.4	$28.5	$19.2

Depreciation and amortization:
Food and Beverage	$13.5	$14.4	$16.1
Industrial	16.3	15.5	16.9
Other(2)	11.3	8.4	8.7
Total depreciation and amortization	$41.1	$38.3	$41.7

Identifiable assets:
Food and Beverage	$886.5	$895.5	$889.2
Industrial	804.0	781.3	787.5
Other(3)	408.0	296.6	218.3
Total identifiable assets	$2,098.5	$1,973.4	$1,895.0

Geographic areas:
Revenues(4):
United States	$469.2	$544.9	$531.2
China	187.6	166.3	150.8
Germany	84.1	84.1	94.1
Denmark	79.6	90.3	89.5
France	47.5	37.5	56.8
Other	482.6	583.5	671.5
Total revenues	$1,350.6	$1,506.6	$1,593.9

Long-lived assets:
United States	$215.8	$238.0	$219.6
Other	181.8	172.3	142.8
Total long-lived assets	$397.6	$410.3	$362.4
(1)Includes $2.4, $7.1 and $7.5 for the years ended December 31, 2020, 2019 and 2018, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who remained employees of SPX FLOW upon the expected disposition of the discontinued operations.
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
(6)    REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the relates cash flows, in noted in further detail below.
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Revenues recognized over time:
Food and Beverage	$249.7	$282.9	$309.0
Industrial	40.0	60.8	94.3
Total revenues recognized over time	$289.7	$343.7	$403.3
Disaggregated information about revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and OE revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE, including Food and Beverage systems, and aftermarket revenues by reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31, 2020
	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$392.5	(1)	$238.3	$630.8
Industrial	463.3		256.5	719.8
Total revenues	$855.8		$494.8	$1,350.6

	Year ended December 31, 2019
	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$453.6	(1)	$249.3	$702.9
Industrial	540.8		262.9	803.7
Total revenues	$994.4		$512.2	$1,506.6

	Year ended December 31, 2018
	Original Equipment		Aftermarket	Total Revenues
Food and Beverage	$491.8	(1)	$252.1	$743.9
Industrial	575.6		274.4	850.0
Total revenues	$1,067.4		$526.5	$1,593.9
(1)    Includes $209.1, $243.9 and $280.9 for the years ended December 31, 2020, 2019 and 2018 respectively, of revenue realized from the sale of highly engineered Food and Beverage systems.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Contract balances:
Our contract accounts receivable, assets and liabilities as of December 31, 2020 and 2019, respectively, and changes in such balances, were as follows:

	December 31, 2020	December 31, 2019	Change(1)
Contract accounts receivable(2)	$219.8	$231.9	$(12.1)
Contract assets	24.4	27.3	(2.9)
Contract liabilities	(119.5)	(116.3)	(3.2)
Net contract balance	$124.7	$142.9	$(18.2)

(1)    The $18.2 decrease in our net contract balance from December 31, 2019 to December 31, 2020 was primarily due to a reduction in volume of revenues recognized at a point in time, partially due to the effects of the COVID-19 pandemic during the year ended December 31, 2020, as well as the timing of advance and milestone payments received on certain Food and Beverage contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts.
(2)    Included in “Accounts receivable, net” in our consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the years ended December 31, 2020, 2019 and 2018, we recognized revenues of $98.4, $124.0 and $140.0, related to contract liabilities outstanding as of December 31, 2019 and 2018, and January 1, 2018, respectively.
Contract costs:
As of December 31, 2020 and 2019, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in our consolidated balance sheets.
Remaining performance obligations:
As of December 31, 2020 and 2019, the aggregate amount of our remaining performance obligations was $545.8 and $519.2, respectively. The Company expects to recognize revenue on approximately 90% and substantially all of our remaining performance obligations outstanding as of December 31, 2020 within the next 12 and 24 months, respectively.

(7)    LEASES
Information regarding our operating and finance lease right-of-use ("ROU") assets and liabilities, expense, cash flows and non-cash activities, future lease payments and key assumptions used in accounting for such leases, is noted in further detail below. We adopted ASC Topic 842, "Leases" effective January 1, 2019 using the modified retrospective adoption method.
The components of operating and finance lease ROU assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019	Balance Sheet Caption in Which Balance is Reported
Finance lease ROU assets	$0.5	$0.5	Property, plant and equipment, net
Operating lease ROU assets	43.2	$48.8	Other assets
Current portion of operating lease liabilities	13.8	$15.4	Accrued expenses
Current portion of finance lease liabilities	0.1	$0.1	Current maturities of long-term debt
Long-term finance lease liabilities	0.4	$0.5	Long-term debt
Long-term operating lease liabilities	36.4	$40.4	Other long-term liabilities

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Assets held through finance lease agreements at December 31, 2020 and 2019 comprise the following:

	December 31,
	2020	2019
Buildings	$0.4	$0.4
Machinery and equipment	0.5	0.5
Total	0.9	0.9
Less: accumulated depreciation	(0.4)	(0.4)
Net book value	$0.5	$0.5
The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020(1)	2019(1)
Operating lease cost(2)	$18.1	$18.9
Short-term lease cost(2)	3.6	2.7
Variable lease cost(2)	0.6	0.7
Total lease cost	$22.3	$22.3
(1)Finance lease costs, including amortization of finance lease ROU assets and interest on finance lease liabilities, were less than $0.1 individually, for the years ended December 31, 2020 and 2019.
(2)Included in “Cost of products sold” and “Selling, general and administrative” in our consolidated statements of operations.
Total operating lease expense, inclusive of rent based on scheduled rent increases and rent holidays recognized on a straight-line basis, was $23.6 in 2018 (recognized under previous lease accounting guidance).
The future lease payments under operating and finance leases with initial remaining terms in excess of one year as of December 31, 2020 were as follows:

Year Ending December 31,	Operating leases	Finance leases	Total
2021	13.2	0.1	13.3
2022	12.9	0.2	13.1
2023	9.4	0.1	9.5
2024	7.7	0.1	7.8
2025	5.1	0.1	5.2
Thereafter	11.5	—	11.5
Total lease payments	59.8	0.6	60.4
Less: interest	(9.6)	(0.1)	(9.7)
Present value of lease liabilities	$50.2	$0.5	$50.7
Key assumptions used in accounting for our operating and finance leases as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.8	6.0
Finance leases	3.1	4.3
Weighted-average discount rate:
Operating leases	4.02%	4.49%
Finance leases	5.33%	5.32%

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Cash flows and non-cash activities related to our operating and finance leases for the years ended December 31, 2020 and 2019 were as follows:

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$19.8	$19.3
Operating cash flows paid for finance leases	—	—
Financing cash flows paid for finance leases	0.1	0.1
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	4.9	13.9
Finance lease ROU assets obtained in exchange for new finance lease liabilities	—	0.4

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
Restructuring and other related charges of $11.7, $9.3 and $7.6 during 2020, 2019 and 2018, respectively, included, among other actions described below, severance and other costs associated with (i) a management decision to consolidate and relocate the operations of a U.S. manufacturing facility in the Industrial segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions during 2020 and (ii) the rationalization of a business primarily associated with the execution of large dry-dairy systems projects in the Food and Beverage segment, initiated during the fourth quarter of 2018 and then subsequently broadened during 2019. See Note 10 below for further discussion regarding (i) tangible long-lived asset impairment charges recognized during 2020 which also resulted from management’s decision to consolidate and relocate the U.S. manufacturing facility, and intangible and tangible long-lived asset impairment charges recognized during 2018 which also resulted from management’s conclusion to rationalize the dry-dairy systems business and reduce the Company’s exposure to this market.
The components of the charges have been computed based on expected cash payouts, including severance and other employee benefits based on existing severance policies, local laws, and other estimated exit costs. Liabilities for exit costs including, among other things, severance and other employee benefit costs, are measured initially at their fair value and recorded when incurred. With the exception of certain employee termination obligations, which are not material to our consolidated financial statements, we anticipate that liabilities related to restructuring actions as of December 31, 2020 will be paid within one year from the period in which the action was initiated.
Restructuring and other related charges for the years ended December 31, 2020, 2019 and 2018 are described in more detail below and in the applicable sections that follow:

	Year ended December 31,
	2020	2019	2018
Employee termination costs	$9.8	$9.3	$6.6
Facility consolidation costs	1.9	—	1.0
Total	$11.7	$9.3	$7.6

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Restructuring and Other Related Charges by Reportable Segment
2020 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Food and Beverage	$3.7	$—	$3.7
Industrial	4.9	1.9	6.8
Other	1.2	—	1.2
Total	$9.8	$1.9	$11.7

Food and Beverage—Charges for 2020 related primarily to severance and other costs due to (i) a reduction in force of certain commercial employees based in our EMEA region and, to a lesser extent, (ii) reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates. Once completed, these restructuring activities are expected to result in the termination of approximately 110 employees.

Industrial—Charges for 2020 related primarily to severance and other costs associated with (i) the planned closure of a manufacturing facility in the U.S. and consolidation and relocation of the operations of that facility into existing manufacturing facilities in the U.S. as well as in our EMEA and Asia Pacific regions, and (ii) reductions in force of certain engineering, commercial, operations and other functional support employees within the segment, primarily in EMEA and, to a lesser extent, across the other regions in which the segment operates. Once completed, these restructuring activities are expected to result in the termination of approximately 160 employees.
Other—Charges for 2020 related primarily to severance and other costs associated with the rationalization and outsourcing of certain corporate support functions as well as certain corporate support employees. Once completed, these restructuring activities are expected to result in the termination of approximately 20 employees.
Expected charges still to be incurred under actions approved as of December 31, 2020 are approximately $0.3.
2019 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Food and Beverage	$3.9	$—	$3.9
Industrial	3.1	—	3.1
Other	2.3	—	2.3
Total	$9.3	$—	$9.3

Food and Beverage—Charges for 2019 related primarily to severance and other costs associated with (i) the further rationalization, initiated during the fourth quarter of 2018, of a business associated with the execution of large dry-dairy systems projects, as well as (ii) the closure of a facility in South America. These restructuring activities resulted in the termination of 40 employees.
Industrial—Charges for 2019 related primarily to severance and other costs associated with (i) the closure of a manufacturing facility in the U.S. and consolidation and relocation of that facility into an existing manufacturing facility in the same region, (ii) certain operations personnel in the EMEA region, and (iii) the closure of a sales office and service center in North America. These restructuring activities resulted in the termination of 65 employees.
Other—Charges for 2019 related primarily to severance and other costs associated with the rationalization of certain corporate support functions. These restructuring activities resulted in the termination of 17 employees.
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
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our consolidated balance sheets) for the years ended December 31, 2020, 2019 and 2018:

	December 31,
	2020	2019	2018
Balance at beginning of year	$7.6	$7.1	$10.7
Restructuring and other related charges (1)	11.1	9.3	7.6
Utilization — cash	(11.3)	(8.3)	(11.2)
Currency translation adjustment and other	(0.1)	(0.5)	—
Balance at end of year	$7.3	$7.6	$7.1
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.6 for the year ended December 31, 2020.
(9)    INVENTORIES, NET
Inventories at December 31, 2020 and 2019 comprised the following:

	December 31,
	2020	2019
Finished goods	$86.1	$82.5
Work in process	39.1	47.0
Raw materials and purchased parts	81.9	85.9
Total FIFO cost	207.1	215.4
Excess of FIFO cost over LIFO inventory value	(7.8)	(7.3)
Total inventories	$199.3	$208.1
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 11% of total inventory at December 31, 2020 and 2019. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(10)    GOODWILL, OTHER INTANGIBLE ASSETS, AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2020 were as follows:

	December 31, 2019	Goodwill from Acquisition and Disposal (1)	Impairments	Foreign Currency Translation and Other	December 31, 2020
Food and Beverage	$257.5	$—	$—	$12.7	$270.2
Industrial(2)	287.6	0.4	—	11.5	299.5
Total	$545.1	$0.4	$—	$24.2	$569.7
(1)Reflects goodwill that arose from the POSI LOCK acquisition of $1.2 during the third quarter of 2020. As discussed in Note 1, the assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their estimated fair value based upon expert valuations and certain management estimates. In addition, reflects the impact of a business disposal during the year of $(0.8). See Note 4 for further discussion regarding the business disposal.
(2)The carrying amount of goodwill included $134.6 and $133.6 of accumulated impairments as of December 31, 2020 and 2019, respectively.

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
(1)The carrying amount of goodwill included $133.6 of accumulated impairments as of December 31, 2019 and 2018. As noted previously, during 2019 we performed a re-allocation of our former Power and Energy goodwill balance between the Disposal Group and the portion of that business that was retained. This resulted in a net increase in Industrial reportable segment goodwill of $70.0 as of December 31, 2018, and a corresponding reduction in the goodwill of the former Power and Energy segment. The goodwill balance of the Industrial reportable segment noted above reflects this reclassification.
Goodwill Impairment Tests
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2020 and 2019. The estimated fair value of both of our reporting units significantly exceeded its respective carrying value. See Note 4 for further discussion of management’s evaluation of the net carrying value of discontinued operations, relative to estimated fair value less costs to sell, in 2020 and 2019.

As discussed in Note 1, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of goodwill in our annual impairment testing described above, which could result in the impairment of such assets.
Other Intangibles, Net
Identifiable intangible assets were as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value (1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$131.1	$(108.5)	$22.6	$124.7	$(97.5)	$27.2
Technology	65.8	(52.4)	13.4	61.7	(46.6)	15.1
Patents	5.5	(4.6)	0.9	5.6	(4.5)	1.1
Other	8.7	(8.7)	—	8.1	(8.1)	—
	211.1	(174.2)	36.9	200.1	(156.7)	43.4
Trademarks with indefinite lives	169.1	—	169.1	164.7	—	164.7
Total	$380.2	$(174.2)	$206.0	$364.8	$(156.7)	$208.1
(1)During the year ended December 31, 2020, the net carrying value of "Customer relationships" and "Technology" were reduced by $2.5 and $0.1, respectively, in connection with the disposal of a business as discussed in Note 4.
Amortization expense was $11.7, $11.4 and $13.2 for the years ended December 31, 2020, 2019 and 2018, respectively. Estimated amortization expense related to these intangible assets is $11.2 in 2021, $8.3 in 2022, $3.7 in 2023, $3.6 in 2024, and $2.9 in 2025.
Intangibles acquired in connection with the POSI LOCK acquisition during the third quarter of 2020 included customer relationships, technology, and tradenames of $5.3, $0.8, and $0.3, respectively, and are reflected in the Industrial reportable segment balances as of December 31, 2020 noted below. As discussed in Note 1, the assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their fair values based upon expert valuations and management estimates.
At December 31, 2020, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $21.1 in Food and Beverage and $15.8 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $100.3 in Food and Beverage and $68.8 in Industrial.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Intangible Impairment Tests
Management performed its annual indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter. Based on the results of our annual indefinite-lived intangible asset impairment testing in 2020 and 2019, we determined that the estimated fair value of each of our significant indefinite-lived intangible assets exceeded its respective carrying value by at least 37% and 26%, respectively. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2020 and 2019 related primarily to foreign currency translation, except as noted above with respect to the business acquisition and business disposal that occurred during the year ended December 31, 2020.
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

As discussed in Note 1, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of intangible assets in our annual impairment testing described above, which could result in the impairment of such assets.
Tangible Long-Lived Asset Impairment Charges
2020 Charges:
Asset impairment charges for 2020 included primarily tangible long-lived asset impairment charges of (i) $1.9 which resulted from management’s decision during the first quarter of 2020 to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment; and (ii) $1.3 which resulted from management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Industrial reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions. Such charges related to the real property and, to a lesser extent, certain machinery and equipment, of the facility.
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
2018 Charges:
In addition to the $9.7 of intangible asset impairment charges noted above, asset impairment charges for 2018 included tangible long-lived asset impairment charges of $4.5 associated with the rationalization of the business associated with the execution of large dry-dairy systems projects described above and, to a lesser extent, $0.2 related to tangible long-lived assets in our Industrial segment.
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
Plan Assets—Our investment strategy is based on the protection and long-term growth of principal while mitigating overall investment risk. Our foreign defined benefit pension plans’ assets, with fair values of $7.2 and $6.6 at December 31, 2020 and 2019, respectively, are invested in insurance contracts and classified as Level 3 assets in the fair value hierarchy. During 2020 and 2019, there were no transfers between levels of the fair value hierarchy for any of our plans, and no shares of SPX FLOW common stock were held by our defined benefit pension plans as of December 31, 2020 and 2019. Our domestic nonqualified pension and postretirement benefit plans are unfunded and therefore have no plan assets.
Employer Contributions—Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay-as-you-go basis in the form of direct benefit payments. In 2020, we made contributions of $0.6 to our foreign plans that are funded. In addition, we made direct benefit payments of $2.3 related to our foreign plans that are unfunded. Our domestic nonqualified pension and postretirement plans are funded by us on a pay-as-you-go basis. We made direct benefit payments of less than $0.1 related to these plans in 2020.
In 2021, we expect to make minimum required funding contributions of $0.6 and direct benefit payments of $2.4 related to our foreign pension plans and direct benefit payments of $0.1 related to our domestic nonqualified pension and postretirement benefit plans.
Estimated Future Benefit Payments—Following is a summary, as of December 31, 2020, of the estimated future benefit payments for our foreign and domestic pension plans and our domestic postretirement plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our unfunded plans.

	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Postretirement Benefits
2021	$3.0	$—	$0.1
2022	3.0	—	0.1
2023	2.9	—	0.1
2024	2.9	—	0.1
2025	2.5	—	0.1
Subsequent five years	13.4	7.3	0.6
The expected future benefit payments for our plans are estimated based on the same assumptions used at December 31, 2020 to measure our obligations and include benefits attributable to estimated future employee service, to the extent applicable.
Obligations and Funded Status—The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The following tables show the foreign and domestic pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2020	2019	2020	2019	2020	2019
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$50.0	$47.3	$5.3	$10.7	$4.6	$4.0
Service cost	0.8	0.8	—	—	0.1	0.1
Interest cost	0.4	0.7	0.1	0.2	0.2	0.2
Actuarial losses (gains)	0.9	4.5	0.8	0.7	0.4	0.4
Benefits paid	(2.9)	(2.4)	—	(6.3)	—	(0.1)
Curtailment gains	—	—	—	—	(0.1)	—
Foreign exchange and other	4.4	(0.9)	—	—	—	—
Projected benefit obligation - end of year	$53.6	$50.0	$6.2	$5.3	$5.2	$4.6

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2020	2019	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets - beginning of year	$6.6	$6.1	$—	$—	$—	$—
Actual return on plan assets	—	0.3	—	—	—	—
Contributions (employer and employee)	0.6	0.6	—	—	—	—
Benefits paid	(0.6)	(0.3)	—	—	—	—
Foreign exchange and other	0.6	(0.1)	—	—	—	—
Fair value of plan assets - end of year	$7.2	$6.6	$—	$—	$—	$—
Funded status at year-end	(46.4)	(43.4)	(6.2)	(5.3)	(5.2)	(4.6)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(2.3)	(2.0)	—	—	(0.1)	(0.1)
Other long-term liabilities	(44.1)	(41.4)	(6.2)	(5.3)	(5.1)	(4.5)
Net amount recognized	$(46.4)	$(43.4)	$(6.2)	$(5.3)	$(5.2)	$(4.6)
Amount recognized in accumulated other comprehensive loss (pre-tax) consists of net prior service costs	$0.1	$0.1	$—	$—	$—	$—
The accumulated benefit obligation for each foreign pension plan exceeded the fair value of its plan assets at December 31, 2020 and 2019. The accumulated benefit obligation for all foreign pension plans was $52.1 and $48.6 at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for the domestic nonqualified pension plan was $6.2 and $5.3 at December 31, 2020 and 2019, respectively. The accumulated benefit obligation for the domestic postretirement plan was $5.2 and $4.6 at December 31, 2020 and 2019, respectively.
Components of Net Periodic Pension and Postretirement Benefit Expense (Income)—Net periodic pension benefit expense (income) for our foreign and domestic pension plans and domestic postretirement plan included the following components:

	Year ended December 31, (1)
	Foreign Pension Plans			Domestic Pension Plan			Domestic Postretirement Plan
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost(2)	$0.8	$0.8	$0.6	$—	$—	$1.0	$0.1	$0.1	$0.1
Interest cost	0.4	0.7	0.7	0.1	0.2	0.3	0.2	0.2	0.2
Expected return on plan assets	(0.2)	(0.2)	(0.1)	—	—	—	—	—	—
Curtailment gains(3)	—	—	—	—	—	(0.1)	(0.1)	—	(0.2)
Recognized net actuarial losses (gains)(4)	1.1	4.4	(1.3)	0.8	0.7	(0.3)	0.4	0.4	(0.4)
Total net periodic pension/postretirement benefit expense (income)	$2.1	$5.7	$(0.1)	$0.9	$0.9	$0.9	$0.6	$0.7	$(0.3)
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
(3)The curtailment gain in 2020 of the domestic postretirement plan related to benefit obligations formerly payable to certain former employees of the Disposal Group and the finalization of the sale of the Disposal Group which occurred in March 2020. Curtailment gains in 2018 of the domestic pension and postretirement plans are related to the resignation during the fourth quarter of 2018 of a former participant in those plans.
(4)Consists of reported actuarial losses (gains) and the difference between actual and expected returns on plan assets. For 2020, net actuarial losses recognized for each type of our benefit plans were due primarily to reductions in discount rates during 2020 used to measure the respective plan obligations as of December 31, 2020 in substantially all jurisdictions in which the Company has such obligations (see also the following tables under "Assumptions" for disclosure of weighted-average discount rates used to measure such obligations). For 2019, the amount related to the domestic pension plan also includes a $0.2 charge related to the effects of a partial settlement and remeasurement of that plan, resulting from the lump sum payment of a former officer’s pension obligation during the year. For 2018, the amount related to foreign pension plans also includes a cumulative charge of $0.6 related to a change in the accounting for certain foreign benefit plans from defined contribution plans to defined benefit plans. These plans include approximately 50 active participants.
Assumptions—Actuarial assumptions used in accounting for our foreign pension plans and domestic nonqualified pension plan, were as follows:

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan
	2020	2019	2018	2020	2019	2018
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	0.76%	1.52%	1.51%	2.92%	4.11%	3.49%
Rate of increase in compensation levels	2.72%	2.71%	2.50%	N/A	N/A	2.50%
Expected long-term rate of return on assets	3.40%	3.37%	1.00%	N/A	N/A	N/A
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	0.56%	0.76%	1.52%	1.68%	2.92%	4.11%
Rate of increase in compensation levels	2.78%	2.72%	2.71%	N/A	N/A	N/A

As of December 31, 2020, in addition to the above assumptions, we utilized a 1.75% weighted-average interest crediting rate to measure certain foreign cash balance defined benefit pension plans.

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
Actuarial assumptions used in accounting for our domestic postretirement plan were as follows:

	Year ended December 31,
	2020	2019	2018
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.50%	6.75%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	3.72%	4.55%	3.79%
Discount rate used in determining year-end postretirement benefit obligation	3.09%	3.72%	4.55%
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
As of the market close on March 29, 2018, the Company amended the 401(k) Plan to institute a freeze of new investments (whether through contributions, transfers, exchanges or rebalancing) directed into the SPX FLOW Stock Fund investment option provided under the 401(k) Plan. All Company matching contributions to the 401(k) Plan related to payroll

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
periods ending after March 29, 2018 have been contributed in cash instead of Company common stock and, as a result of this change, Company matching contributions after such date have not impacted the number of outstanding shares or “Paid-In Capital.” Amounts contributed under the 401(k) Plan for the years ended December 31, 2020, 2019 and 2018 were $4.9, $6.3 and $6.6, respectively.
(12)    INCOME TAXES
Income (loss) before income taxes and the provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2020	2019	2018
Income (loss) before income taxes:
United States	$31.0	$78.8	$97.3
Foreign	18.5	6.7	(25.5)
	$49.5	$85.5	$71.8
Provision for (benefit from) income taxes:
Current:
United States	$(28.3)	$(18.1)	$33.4
Foreign	7.0	35.6	18.5
Total current	(21.3)	17.5	51.9
Deferred and other:
United States	27.4	6.4	0.3
Foreign	0.1	5.0	9.1
Total deferred and other	27.5	11.4	9.4
Total provision	$6.2	$28.9	$61.3
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2020	2019	2018
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	0.4	1.6	2.5
U.S. credits and exemptions	(1.0)	(9.3)	(5.0)
Tax rate differential on foreign earnings	(0.2)	(1.7)	18.4
Adjustments to uncertain tax positions	(4.5)	(0.6)	0.2
Changes in valuation allowance	(0.4)	19.9	15.4
Tax on repatriation of foreign earnings	1.6	(7.0)	30.6
U.S. federal rate change	—	—	0.3
Stock compensation	1.0	(0.1)	0.2
Tax on transfer to non-U.S. affiliates	(9.8)	7.0	—
Other	4.4	3.0	1.8
	12.5%	33.8%	85.4%

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss and credit carryforwards	$181.1	$378.7
Pension, other postretirement and postemployment benefits	9.5	8.9
Payroll and compensation	12.3	11.9
Working capital accruals	8.6	10.2
Accelerated depreciation	4.5	3.7
Other	55.1	53.1
Total deferred tax assets	271.1	466.5
Valuation allowance	(161.8)	(152.1)
Net deferred tax assets	109.3	314.4
Deferred tax liabilities:
Intangible assets recorded in acquisitions	32.0	33.4
Basis difference in affiliates	31.9	208.8
Other	8.4	6.9
Total deferred tax liabilities	72.3	249.1
	$37.0	$65.3
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
At December 31, 2020, we had the following tax loss carryforwards available: tax loss carryforwards of various foreign jurisdictions of approximately $405.3, federal tax carryforwards of $365.6 and state tax carryforwards of approximately $461.3. Of these amounts, $0.6 expire in 2021 and $832.2 expire at various times between 2022 and 2040. The remaining carryforwards have no expiration date.
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $9.7 in 2020 and $69.6 in 2019. Of the net changes in 2020 and 2019, $(0.2) and $17.0 were recognized as an increase (decrease) in tax expense. The increase in the valuation allowance during 2020 was primarily due to an adjustment to the outside basis difference recorded through tax expense of discontinued operations and the impact of a weaker U.S. dollar on non-U.S. dollar-denominated balances partially offset by previously carried forward losses which were released during the year as a result of entity rationalization and the reduction of losses carried forward. The increase in the valuation allowance during 2019 was primarily due to current year losses carried forward and an outside basis difference recorded through tax expense of discontinued operations partially offset by previously carried forward losses which were released during the year as a result of entity rationalization.

The decrease of net operating loss carryforwards from 2019 to 2020 was primarily driven by the write-off of losses for certain entities as a result of entity rationalization partially offset by the creation of capital losses in the U.S. The decrease of the basis difference in affiliates was primarily driven by the write-off of the basis differences for certain entities as a result of entity rationalization and the reversal into taxable income of basis differences related to the disposition of the Company’s Disposal Group.

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
Undistributed Foreign Earnings
Generally, it has been our practice and intention to reinvest the earnings of most of our non-U.S. subsidiaries in those operations with a few limited exceptions. The Tax Cuts and Jobs Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax. The transition tax substantially eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding taxes, other foreign taxes on distributions and certain state taxes. For 2020, the Company decided (i) not to reinvest the current year earnings of its primary operations in China and Chile to the extent those earnings are available for distribution and (ii) not to reinvest certain earnings of its primary operations in South Korea and Thailand to the extent cash is available for distribution. Additionally, certain prior year earnings that will be repatriated through the Company’s German subsidiary in 2021 are not indefinitely reinvested. Finally, distributions are expected from certain of the Company’s other foreign subsidiaries in 2021 from prior year earnings, which are not expected to have any tax impact. Otherwise, the Company intends to continue to indefinitely reinvest the earnings of our non-U.S. subsidiaries, with certain minor exceptions.
As of December 31, 2020, we have recorded a provision of $6.1 for foreign withholding taxes, other foreign taxes and state taxes on the earnings we expect to repatriate.
Unrecognized Tax Benefits
As of December 31, 2020, we had gross unrecognized tax benefits of $16.1 (net unrecognized tax benefits of $15.2), of which $9.9, if recognized, would impact our effective tax rate from continuing operations. Similarly, as of December 31, 2019, we had gross unrecognized tax benefits of $18.7 (net unrecognized tax benefits of $17.4).
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2020, gross accrued interest totaled $0.8 (net accrued interest of $0.8), while the related amount as of December 31, 2019 was $0.5 (net accrued interest of $0.4). Our income tax provision for the years ended December 31, 2020, 2019 and 2018 included gross interest expense (income) of $0.4, $0.2 and $0.1, respectively. There were no significant penalties recorded during any year presented.
Based on the outcome of certain examinations or as a result of the expiration of statutes of limitations for certain jurisdictions, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits could decrease by $0.5 to $1.0. The previously unrecognized tax benefits relate to transfer pricing matters.
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year ended December 31,
	2020	2019	2018
Unrecognized tax benefit - beginning of year	$18.7	$5.3	$5.6
Gross increases - tax positions in prior period	—	15.9	1.2
Gross decreases - tax positions in prior period	(2.7)	(0.8)	(0.4)
Gross increases - tax positions in current period	—	—	0.2
Lapse of statute of limitations	(0.5)	(1.7)	(1.3)
Change due to foreign currency exchange rates	0.6	—	—
Unrecognized tax benefit - end of year	$16.1	$18.7	$5.3
Other Tax Matters
During 2020, we recorded an income tax provision of $6.2 on $49.5 of income before income taxes, resulting in an effective tax rate of 12.5%. The effective tax rate for 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign tax credits from the re-characterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $3.0 related to an intercompany transfer of a business between

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
certain of the Company’s non-U.S. subsidiaries, (iii) $1.9 related to a reduction in valuation allowance in a jurisdiction where the full benefit of the incentive carryforward is now expected to be realized, and (iv) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of $1.6 related to an increase in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.

During 2019, our effective tax rate of 33.8% was impacted by income tax charges of (i) $6.9 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses or credits is not expected to be realized, (ii) $3.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (iii) $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities, partially offset by income tax benefits of (1) $1.8 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets and (2) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.

During 2018, our effective tax rate of 85.4% was impacted by an income tax charges of (i) $22.2 for adjustments to the deemed repatriation tax and related elections and (ii) $9.0 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized.
We review our income tax positions on a continuous basis and record unrecognized tax benefits for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. As events change and resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities.
In connection with the separation of SPX Flow, Inc. from SPX Corporation in September 2015 (the "Spin-Off"), we and SPX Corporation (the "former Parent") entered into a Tax Matters Agreement which, among other matters, addresses the allocation of certain tax adjustments that might arise upon examination of the 2013, 2014 and the pre-Spin-Off portion of the 2015 federal income tax returns of the former Parent. Of these returns, the 2014 and pre-Spin-Off portion of the 2015 federal income tax returns are currently under audit, and we believe any contingencies have been adequately provided for.
We have various U.S. state and non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years. We expect this examination will conclude in 2021. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.

As discussed in Note 4, the Sale Agreement with the Buyer of the Company’s Disposal Group includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which are provided for in the balance sheet of the Disposal Group at closing.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(13)    INDEBTEDNESS
Debt at December 31, 2020 and 2019 was comprised of the following:

	December 31,
	2020	2019
Term loan, due in June 2022	$100.0	$100.0
5.625% senior notes(1)	—	300.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(2)	13.0	21.3
Less: deferred financing fees(3)	(3.1)	(6.8)
Total debt	409.9	714.5
Less: short-term debt	12.5	20.7
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.3	$693.7
(1)On August 15, 2020, with a cash payment, we redeemed our 5.625% senior notes due in August 2024 (the "2024 Notes") in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a total redemption price of $308.4, plus accrued and unpaid interest. See Senior Notes section below for further detail.
(2)Primarily includes finance lease obligations of $0.5 and $0.6 and balances under a purchase card program of $12.5 and $20.4 as of December 31, 2020 and 2019, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
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
Debt payable during each of the five years subsequent to December 31, 2020 is $12.6, $100.2, $0.1, $0.1 and $0.1, respectively.
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
At December 31, 2020, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at December 31, 2020, we had $95.7 of available issuance capacity under our foreign credit instrument facilities after giving effect to $54.3 reserved for outstanding bank guarantees. In addition, we had $5.4 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
The weighted-average interest rate of outstanding borrowings under our senior credit facilities was approximately 1.5% and 3.1% at December 31, 2020 and 2019, respectively.
Senior Notes
In August 2016, the Company completed its issuance of $600.0 in aggregate principal amount of senior unsecured notes comprised of one tranche of $300.0 aggregate principal amount of 5.625% senior notes due in August 2024 (the “2024 Notes”) and one tranche of $300.0 aggregate principal amount of 5.875% senior notes due in August 2026 (the “2026 Notes” and, together with the 2024 Notes, the “Notes”). The proceeds of the Notes, together with borrowings under our domestic revolving loan facility, were used to complete the tender offer and repurchase/redemption of the $600.0 outstanding principal amount of our 6.875% senior notes due in August 2017, including $36.4 of premiums paid. The Notes were issued pursuant to indentures, each dated August 10, 2016, among the Company, the subsidiary guarantors named therein, and the trustee of the Notes. The interest payment dates for the Notes are February 15 and August 15 of each year, with interest payable in arrears. The Notes were offered in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, and to certain non-U.S. persons in transactions outside of the United States in reliance on Regulation S under the Securities Act.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
On August 15, 2020, with a cash payment, we redeemed the 2024 Notes in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a total redemption price of $308.4, plus accrued and unpaid interest. As a result of the redemption, we recorded a charge of $11.0 to "Loss on early extinguishment of debt" during the year ended December 31, 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.
The 2026 Notes are redeemable, in whole or in part, at any time prior to maturity at a price equal to 100% of the principal amount thereof plus an applicable premium, plus accrued and unpaid interest. If we experience certain types of change of control transactions, we must offer to repurchase the 2026 Notes at 101% of the aggregate principal amount of the 2026 Notes repurchased, plus accrued and unpaid interest.
The 2026 Notes are unsecured and rank equally with all our existing and future unsubordinated unsecured senior indebtedness, and are effectively junior to our senior credit facilities. The 2026 Notes are guaranteed by all of our existing and future domestic subsidiaries that guarantee our senior credit facilities, subject to certain exceptions. The likelihood of our domestic subsidiaries having to make payments under the guarantee is considered remote.
The indenture governing the 2026 Notes contains covenants that limit the Company’s (and its subsidiaries’) ability to, among other things: (i) grant liens on its assets; (ii) enter into sale and leaseback transactions; and (iii) consummate mergers or transfer certain of its assets.
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
At December 31, 2020, in addition to the revolving lines of credit described above, we had approximately $8.9 of letters of credit outstanding under separate arrangements in China and India.
At December 31, 2020, we were in compliance with all covenants of our senior credit facilities and the indenture governing the 2026 Notes.
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
We had FX forward contracts with an aggregate notional amount of $40.7 and $83.3 outstanding as of December 31, 2020 and 2019, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $5.5 and $0.9 at December 31, 2020 and 2019, respectively, with all such

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
contracts scheduled to mature within one year. There were unrealized losses of $0.0 and $0.2, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2020 and 2019, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $3.4, $3.1 and $7.4 for the years ended December 31, 2020, 2019 and 2018, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.2 and $0.3 (gross assets) and $0.0 and $0.0 (gross liabilities) at December 31, 2020 and 2019, respectively.
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
(15)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Year ended December 31,
	2020	2019	2018
Weighted-average shares outstanding, basic	42.307	42.465	42.197
Dilutive effect of share-based awards	0.247	0.221	0.436
Weighted-average shares outstanding, dilutive(1)	42.554	42.686	42.633
(1)For the years ended December 31, 2020, 2019 and 2018, 0.074, 0.119 and 0.041, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2020, 2019 and 2018, 0.195, 0.138 and 0.223, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2020, 2019 and 2018, 0.334, 0.342 and 0.342, respectively, of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares.
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
Stock-Based Compensation - Awards Granted Subsequent to the Spin-Off
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 2.290 unissued shares of our common stock were available for future grant as of December 31, 2020. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted target performance awards during 2020 in which the employee can earn between 50% and 200% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Comparable target performance awards were granted to eligible employees, including officers, in fiscal years 2016 through 2019, in which the employee can earn between 50% and 150% of the target performance award. All such awards are generally subject to the employees’ continued employment during the three-year vesting periods, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2016 through 2020 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year periods from January 1 of the respective year in which each award was granted, and ending on December 31 of the respective three-year term of each award. In addition, certain eligible employees, including officers, were granted target performance awards in fiscal years 2017 through 2020 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending on December 31 of each respective award's three-year term (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible non-officer employees in fiscal years 2016 through 2020 and to eligible officers in fiscal years 2019 and 2020, and as restricted stock shares to eligible officers in fiscal years 2016 through 2018 In the event of vesting, the 2020 target performance awards generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2023.
Eligible employees, including officers, also were granted awards in fiscal years 2018 through 2020 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. These awards were issued as restricted stock units to eligible non-officer employees (2018 through 2020) and officers (2019 and 2020) and as restricted stock shares to eligible officers (2018). In addition, certain eligible employees, including officers, received restricted stock unit awards during 2016 that vested subject to attainment of an annual internal performance metric measured at the conclusion of the measurement period ended December 31, 2018 (including eligible employees’ continued employment

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
during the measurement period). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
Eligible non-officer employees also were granted restricted stock unit awards in fiscal years 2016 and 2017 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. Eligible officers were granted restricted stock share awards in fiscal years 2016 and 2017 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
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
Non-employee directors received restricted stock share awards in fiscal years 2017 through 2020 that vest or vested at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such periods.
Restricted stock share and unit awards granted to eligible employees in fiscal years 2017 through 2020 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures). Restricted stock share and unit awards granted to eligible employees during 2016 included early retirement provisions which permitted recipients to be eligible for vesting generally upon reaching the age of 55 and completing five years of service (and, if applicable, subject to the attainment of performance measures).
Restricted stock shares and restricted stock units that do not vest within the applicable vesting periods are forfeited.
Stock options may be granted to eligible employees in the form of incentive stock options or non-qualified stock options. The option price per share may be no less than the fair market value of our common stock at the close of business on the date of grant. Upon exercise, the employee has the option to surrender previously owned shares at current value in payment of the exercise price and/or for withholding tax obligations.
Stock-Based Compensation Expense - All Awards
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the years ended December 31, 2020, 2019 and 2018, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2020	2019	2018
Stock-based compensation expense - continuing and discontinued operations	$10.3	$13.7	$15.7
Less: stock-based compensation expense recognized in discontinued operations	0.8	1.2	1.6
Stock-based compensation expense recognized in continuing operations	9.5	12.5	14.1
Income tax benefit	(2.2)	(2.9)	(3.4)
Stock-based compensation expense, net of income tax benefit	$7.3	$9.6	$10.7

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

In 2020 and 2019, annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility as of the grant date. In 2018, as SPX FLOW shares had been traded only since the Spin-Off in September 2015 (i.e., with less historical performance than the generally three-year vesting period of the related awards), annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility (since the Spin-Off) and the average historical volatility of the Composite Group, as of the grant dates. In all years, an expected annual dividend yield was not assumed as dividends are not currently granted on common shares by SPX FLOW. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant dates.
The following table summarizes the unvested restricted stock share and restricted stock unit activity from December 31, 2017 through December 31, 2020:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2017	1.132	$32.65
Granted	0.404	48.63
Vested	(0.312)	39.01
Forfeited and other	(0.048)	33.88
Outstanding at December 31, 2018	1.176	36.40
Granted	0.546	34.51
Vested	(0.462)	32.95
Forfeited and other	(0.261)	31.51
Outstanding at December 31, 2019	0.999	38.24
Granted	0.492	35.06
Vested	(0.450)	37.17
Forfeited and other	(0.110)	38.57
Outstanding at December 31, 2020	0.931	37.03
As of December 31, 2020, there was $16.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.

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
In connection with the Spin-Off, certain corporate employees of the former Parent became employees of the Company, and the former Parent stock options that had been granted to such corporate employees of the former Parent on January 2, 2015 were converted to SPX FLOW stock options. The number of outstanding SPX FLOW stock options was 0.301 and 0.342 as of December 31, 2020 and 2019, respectively, after reflecting 0.041 of stock option expirations during 2020. All of the SPX FLOW stock options outstanding as of December 31, 2020 were exercisable. As a result of the conversion of the stock options in connection with the Spin-Off, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient’s termination of service as provided under the awards). Other terms of the SPX FLOW stock options are the same as those discussed above.
As of December 31, 2020, there was no unrecognized compensation cost related to stock options.
Accumulated Other Comprehensive Loss
Substantially all of AOCL as of December 31, 2020 and 2019 was CTA (there were unrealized losses of $0.0 and $0.2, net of taxes, recorded in AOCL related to FX forward contracts as of December 31, 2020 and 2019, respectively, as discussed in Note 14). See the consolidated statements of comprehensive income (loss) for changes in AOCL for the years ended December 31, 2020, 2019 and 2018, and including, during the year ended December 31, 2020, the reclassification out of AOCL of (i) $180.0 of CTA related to the Disposal Group (see Note 4 for further discussion of this reclassification) and (ii) $1.5 of CTA related to the sale of a business based in our Asia Pacific region during the fourth quarter of 2020 (see Note 4 for further discussion of this business disposal).
Common Stock in Treasury
During the years ended December 31, 2020 and 2019, “Common stock in treasury” was increased by $7.0 and $5.4, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
During the year ended December 31, 2020, we repurchased 0.507 shares of our common stock for cash consideration of $19.9, in accordance with a share repurchase program authorized by our Board of Directors for the purchase of up to $150.0 shares of our common stock on or before December 31, 2021.

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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our consolidated balance sheets as of December 31, 2020 and 2019 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a level 3 fair value measurement as described in Note 17.
During the first quarter of 2020, the noncontrolling interest shareholder of a joint venture exercised certain put options and, during the third quarter of 2020, the Company and such shareholder reached an agreement for the Company to purchase all noncontrolling interest shares in that joint venture at an agreed-upon price. In accordance with the agreement, we paid $15.0 to purchase the shares during the year ended December 31, 2020. In connection with the share purchase of $15.0, we reduced “Noncontrolling interests” by $7.7 to reflect the reduction in the noncontrolling shareholder’s cumulative carrying value of ownership interest in the joint venture during the year with the remainder of the purchase price reflected as a reduction of "Paid-in capital". In addition, as a result of the share purchase during the year ended December 31, 2020, we reflected the settlement of the related put options during the year as a reduction of “Mezzanine equity” of $15.0, with an increase of “Paid-in capital”.
We have $3.4 of current exercise value of put options outstanding as of December 31, 2020, related to a different foreign subsidiary than that discussed above and all of which became exercisable during 2020. The carrying value of such put options is recorded based on our best estimate of the ultimate redemption value of those put options. If and when such options are exercised, we expect to settle the option value in cash.
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
As of December 31, 2020 and 2019, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.2 and $0.3 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of December 31, 2020, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We hold an investment in an equity security which is reflected at its net asset value in “Other assets” in our consolidated balance sheets as of December 31, 2020 and 2019 and the increase in our investment, based on the equity security’s most recently determined net asset value, is reflected in “Other income (expense), net” in our consolidated statements of operations during the years ended December 31, 2020 and 2019. The net asset value of our investment, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage of approximately 18.9%, applied to the equity security’s most recently determined net asset value. We are restricted from transferring this investment without approval of the manager of the investee.
In connection with an adoption of new accounting guidance, we adjusted the investment in the equity security from its historical cost to estimated fair value during the fourth quarter of 2018 (this investment was previously recognized at its historical cost of $0.6 until the fourth quarter of 2018).
The COVID-19 pandemic has recently had an adverse impact on global economic conditions. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
The table below presents the changes in our investment in the equity security, measured at net asset value using a practical expedient to fair value guidance, for the years ended December 31, 2020, 2019 and 2018, respectively, including the increase in net asset value recorded to “Other income (expense), net.”

	Year ended December 31,
	2020	2019	2018
Balance at beginning of year	$21.8	$16.6	$0.6
Impact of conversion from historical cost to fair value	—	—	16.0
Increase in net asset value recorded to earnings	8.6	7.8	—
Proceeds received from partial distribution of investee	(3.5)	(2.6)	—
Balance at end of year	$26.9	$21.8	$16.6
Mezzanine Equity
To the extent the noncontrolling interest's put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair value of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option value is reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 16 for further discussion.

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
During the year ended December 31, 2020, the Company recorded a pre-tax loss totaling $12.1 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency translation adjustment balances, to the proceeds received upon the closing of the Transaction with the Buyer. At December 31, 2020, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis.
During the year ended December 31, 2019, the Company recorded a pre-tax loss totaling $201.0 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the estimated proceeds expected to be received upon the closing of the transaction with the Buyer, as of December 31, 2019. See Note 4 for further information regarding the cumulative loss on Disposal Group and closing of the transaction within 2020.
Refer to Note 10 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
Acquisition
For the POSI-LOCK acquisition, closed during the year ended December 31, 2020, the purchase price of $10.0 has been allocated to the assets acquired and liabilities assumed based on expert valuations and management’s estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying consolidated balance sheet as of December 31, 2020.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$100.0	$100.0	$100.0	$100.0
5.625% senior notes(1)	—	—	300.0	312.0
5.875% senior notes(1)	300.0	313.5	300.0	316.5
Other indebtedness	12.5	12.5	20.7	20.7
(1)Carrying amount reflected herein excludes related deferred financing fees. Refer to Note 13 for further information regarding the redemption of our 5.625% senior notes during the year ended December 31, 2020.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(18)    QUARTERLY RESULTS (UNAUDITED)

	First(1)		Second(1)		Third(1)		Fourth(1)
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$289.5	$373.4	$308.1	$385.4	$356.9	$383.5	$396.1	$364.3
Gross profit	101.1	123.4	113.5	130.6	126.1	134.6	128.2	131.8
Income (loss) from continuing operations, net of tax(2)	(0.1)	15.0	6.7	11.3	16.7	17.1	20.0	13.2
Income (loss) from discontinued operations, net of tax(3)	(5.1)	5.1	(31.6)	50.9	(4.2)	(47.7)	4.1	(158.0)
Net income (loss)(2)(3)	(5.2)	20.1	(24.9)	62.2	12.5	(30.6)	24.1	(144.8)
Less: Net income (loss) attributable to noncontrolling interests	0.1	0.6	0.2	(0.4)	0.4	1.0	(0.1)	0.8
Net income (loss) attributable to SPX FLOW, Inc.	$(5.3)	$19.5	$(25.1)	$62.6	$12.1	$(31.6)	$24.2	$(145.6)

Basic income (loss) per share of common stock from continuing operations	$(0.01)	$0.35	$0.15	$0.26	$0.39	$0.38	$0.48	$0.30
Basic income (loss) per share of common stock from discontinued operations	(0.12)	0.11	(0.75)	1.21	(0.10)	(1.13)	0.10	(3.72)
Basic income (loss) per share of common stock	(0.12)	0.46	(0.59)	1.48	0.29	(0.74)	0.58	(3.42)
Diluted income (loss) per share of common stock from continuing operations	(0.01)	0.35	0.15	0.26	0.39	0.38	0.47	0.30
Diluted income (loss) per share of common stock from discontinued operations	(0.12)	0.11	(0.74)	1.21	(0.10)	(1.12)	0.10	(3.69)
Diluted income (loss) per share of common stock	(0.12)	0.46	(0.59)	1.47	0.29	(0.74)	0.57	(3.40)
(1)We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2020 were March 28, June 27 and September 26 compared to the respective March 30, June 29 and September 28, 2019 dates. This practice only affects the quarterly reporting periods and not the annual reporting period. We had one less day in the first quarter of 2020 and two more days in the fourth quarter of 2020 than in the respective 2019 periods.
(2)During the fourth quarter of 2020, the income tax provision was impacted by income tax benefits of (i) $1.9 related to the change in valuation allowance in a jurisdiction where the full benefit of the incentive carryforward is now expected to be realized, (ii) $3.0 related to the transfer of a business inter-company between certain of the Company’s non-U.S. subsidiaries and (iii) $4.8 resulting from the timing of losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized, which were partially offset by an income tax charge of $2.1 resulting from adjustments to the U.S. federal and state tax liability for prior years.

During the third quarter of 2020, we recorded a pre-tax charge of $11.0 related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.

During the third quarter of 2020, the income tax provision was impacted by income tax benefits of (i) $2.5 resulting from the benefit of the reduction to the forecasted annual effective tax rate in the third quarter of 2020 applied to income from the first half of 2020, (ii) $1.6 related to the timing of the pretax results in certain jurisdictions where the tax expense is not expected to be realized due to the loss carryforward position, and (iii) $1.3 resulting from adjustments to the U.S. tax liability for prior years.

During the second quarter of 2020, we recognized pre-tax income of $5.3 related to an increase in the net asset value of an investment in an equity security.

During the second quarter of 2020, the income tax provision was impacted by income tax charges of (i) $6.0 resulting from losses occurring in the quarter in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $1.6 related to the change in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized, which were partially offset by an income tax benefit of $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign credits from the recharacterization of a prior outbound transfer of an affiliate to non-U.S. entities.

During the fourth quarter of 2019, the income tax provision was impacted by an income tax charge of $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities offset by income tax benefits of (i) $2.0 resulting from the timing of losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (ii) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.

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

(3)     During the second and first quarters of 2020, we recorded pre-tax charges of $2.0 and $8.5, respectively, to reduce the carrying value of the Disposal Group to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer, based on balances of the Disposal Group as of the sale date and subsequent discussions with the Buyer regarding net working capital matters.

During the second quarter of 2020, the income tax provision related to discontinued operations was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent and (ii) $1.6 in reduction of the benefit to be realized through the disposition of held-for-sale assets, which were partially offset by an income tax benefit of $4.9 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit.

During the first quarter of 2020, the income tax benefit related to discontinued operations reflected the effect that the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group will be recognized. As such, only $1.2 of tax benefit was recognized on the first quarter pre-tax loss on Disposal Group.

During the fourth and third quarters of 2019, we recorded pre-tax charges of $149.0 and $52.0, respectively, to reduce the carrying value of the net assets of the Company’s discontinued operations, including relevant foreign currency translation adjustment balances, to the estimated proceeds expected to be received upon its disposition based on terms of the Sale Agreement executed during the fourth quarter of 2019, including consideration of net working capital, cash and debt of the discontinued operations business as of December 31, 2019, and in respect of certain deductions, each as defined in the Sale Agreement.

During the third quarter of 2019, we recorded a pre-tax charge of $17.0 to the results of discontinued operations related to the settlement of a previous payment demand from a customer related to a project of the discontinued operations business. This settlement was paid by the Company in September 2019.

During the third and second quarters of 2019, the income tax benefits related to discontinued operations were impacted by benefits of $7.5 and $40.6, respectively, resulting from basis differences that were subsequently realized through the disposition of the held-for-sale assets.
(19)    SUBSEQUENT EVENT
On January 18, 2021, the Company completed the purchase of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a public company, listed on the Nasdaq Helsinki, for approximately $41.0. As of the date of issuance, we have not completed the initial accounting for this business combination. The Company has initiated a squeeze-out process prescribed by Finnish law pursuant to which the Company will (a) acquire the remaining outstanding shares in UTG Mixing Group and (b) delist the shares of UTG Mixing Group from the Nasdaq Helsinki. UTG Mixing Group is the maker of Stelzer, Uutechnic, and Jamix mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets. The addition of UTG Mixing Group's operations, based in Finland and Germany, adds technology, manufacturing capacity and technical expertise to SPX FLOW's global portfolio of mixing and blending solutions and will be included in the Industrial reportable segment.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2020, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.
Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2020 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)     Directors of the Company.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Proposal 1 - Election of Directors” and is incorporated herein by reference.
b)     Executive Officers of the Company.
Marcus G. Michael, 57, is President and Chief Executive Officer, and a director of the Company, since January 2016. He was previously President of our Food and Beverage segment. Prior to the Spin-Off, he was President, Flow Technology—Food and Beverage of SPX Corporation, and was appointed an officer of SPX in December 2014. He joined SPX Corporation in 2003 and prior to his most recent position held various senior positions within the company, including President of the company’s global evaporative and dry cooling businesses and President of Flow Technology’s EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.
Jaime M. Easley, 43, was appointed Vice President and Chief Financial Officer in December 2018. He was previously Corporate Controller and Chief Accounting Officer of the Company since the Spin-Off. Prior to the Spin-Off, he was Chief Financial Officer of the Industrial Products and Services segment of SPX Corporation from June 2014 through September 2015 and also served as Director of Internal Audit from 2011 through May 2014. Prior to joining SPX Corporation in 2011, Mr. Easley was a Senior Audit Manager and a Director in the Global Capital Markets Group at PricewaterhouseCoopers.
Kevin J. Eamigh, 50, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies organization, the role he previously held at SPX Corporation. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh began his career with IBM prior to co-founding PrimeSource Technologies, a business technology consulting firm.
Dwight A. K. Gibson, 46, is President, Food and Beverage and Industrial segments. Prior to joining the Company in June 2016, he served as President of Strategic Initiatives for Ingersoll Rand's Climate segment. He joined Ingersoll Rand in 2004 and served in a variety of general management, business development and product management roles. From October 2011 to June 2015, he served as Vice President and General Manager for the Thermo King Europe, Middle East and Africa truck and trailer business. Prior to joining Ingersoll Rand in 2004, he was a consultant with McKinsey and Company.
Tyrone Jeffers, 47, is Vice President, Global Manufacturing and Supply Chain. Prior to joining the Company in April 2018, he served twenty-two years at General Electric in progressive roles in global manufacturing and supply chain, where he last served as Vice President of Infrastructure Management and Supply Chain Integration for General Electric’s Baker Hughes business.
Peter J. Ryan, 41, was appointed Vice President, Secretary and General Counsel in June 2019, and was appointed interim Vice President and Chief Human Resources Officer in December 2020. He was previously Deputy General Counsel of the Company beginning in April 2018. Prior to his role as Deputy General Counsel, Mr. Ryan was Assistant General Counsel of Securities and Corporate Governance from June 2016 through April 2018 and also served as Segment General Counsel of the Food and Beverage segment from the Spin-off through June 2016. Prior to the Spin-off, Mr. Ryan began his legal career with Kirkland & Ellis, LLP in Chicago before joining SPX Corporation in 2006.
c)     Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Section 16(a) Reports” and is incorporated herein by reference.
d)    Code of Ethics.
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.

e)    Other Matters.
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.
ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders under the heading “Proposal 3 - Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 43 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 43 of this Form 10-K.
3.Exhibits. See Index to Exhibits.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2021.

SPX FLOW, Inc.
(Registrant)

By	/s/ Jaime M. Easley
Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of February, 2021.

/s/ Marcus G. Michael	/s/ Jaime M. Easley
Marcus G. Michael	Jaime M. Easley
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ Robert F. Hull, Jr.	/s/ Majdi B. Abulaban
Robert F. Hull, Jr.	Majdi B. Abulaban
Non-Executive Chairman of the Board of Directors	Director

/s/ Anne K. Altman	/s/ Patrick D. Campbell
Anne K. Altman	Patrick D. Campbell
Director	Director

/s/ Emerson U. Fullwood	/s/ Jonathan M. Pratt
Emerson U. Fullwood	Jonathan M. Pratt
Director	Director

/s/ Sonya M. Roberts	/s/ Suzanne B. Rowland
Sonya M. Roberts	Suzanne B. Rowland
Director	Director

/s/ David V. Singer
David V. Singer
Director

INDEX TO EXHIBITS

Item No.	Description
2.1	Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
2.2	Purchase and Sale Agreement dated as of November 24, 2019 between SPX FLOW, Inc. and Boardwalk Parent LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 25, 2019 (file no. 1-37393).
3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
3.2	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018 (file no. 1-37393).
4.1	2026 Notes Indenture, dated as of August 10, 2016, by and among SPX FLOW, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (including form of 2026 Note), incorporated by reference from the Company’s Current Report on Form 8-K filed on August 11, 2016 (file no. 1-37393).
4.2	Description of Capital Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file no. 1-37393).
10.1	Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.2	Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.3	Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.4*	SPX FLOW Stock Compensation Plan (as amended and restated as of May 8, 2019), incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders filed on March 28, 2019 (file no. 1-37393).
10.5*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	SPX FLOW Annual Enterprise Bonus Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
10.9*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019 filed on August 7, 2019 (file no. 1-37393).
10.13*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*	Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.15*	Form of SPX FLOW Confidentiality and Non-Competition Agreement, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.16*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).

Item No.	Description
10.17*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.18*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.19*	Form of Change of Control Agreement between Kevin J. Eamigh, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).
10.20*	Form of Change of Control Agreement between each of Jaime M. Easley, Dwight Gibson, Tyrone Jeffers, Peter J. Ryan and Ryan Taylor and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).
10.21	Amended and Restated Credit Agreement, dated as of June 27, 2019, among SPX FLOW, Inc., the foreign subsidiary borrowers from time to time party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders from time to time party thereto, incorporated herein by reference from the SPX FLOW, Inc. Current Report on Form 8-K filed on July 1, 2019 (file no. 1-37393).
10.22	Security Agreement, dated as of July 11, 2016, among SPX FLOW, Inc., the Grantors party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference from SPX FLOW’s Current Report on Form 8-K filed on July 12, 2016 (file no. 1-37393).
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.