Form 10-Q
period 2021-04-03
SPX FLOW, Inc.
filed 2021-05-07
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of May 5, 2021 were 42,215,621.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended
	April 3, 2021	March 28, 2020
Revenues	$363.8	$289.5
Cost of products sold	235.3	188.4
Gross profit	128.5	101.1
Selling, general and administrative	90.4	85.2
Intangible amortization	3.0	2.8
Asset impairment charges	—	1.9
Restructuring and other related charges	9.2	2.6
Operating income	25.9	8.6

Other income (expense), net	6.3	(1.5)
Interest expense, net	(4.9)	(8.1)
Income (loss) from continuing operations before income taxes	27.3	(1.0)
Income tax benefit (provision)	(8.3)	0.9
Income (loss) from continuing operations	19.0	(0.1)
Loss from discontinued operations, net of tax	(0.3)	(5.1)
Net income (loss)	18.7	(5.2)
Less: Net income attributable to noncontrolling interests	0.1	0.1
Net income (loss) attributable to SPX FLOW, Inc.	$18.6	$(5.3)

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income (loss) from continuing operations, net of tax	$18.9	$(0.3)
Loss from discontinued operations, net of tax	(0.3)	(5.0)
Net income (loss) attributable to SPX FLOW, Inc.	$18.6	$(5.3)

Basic income (loss) per share of common stock:
Income (loss) per share from continuing operations	$0.45	$(0.01)
Loss per share from discontinued operations	(0.01)	(0.12)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.44	(0.12)
Diluted income (loss) per share of common stock:
Income (loss) per share from continuing operations	$0.45	$(0.01)
Loss per share from discontinued operations	(0.01)	(0.12)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.44	(0.12)

Weighted average number of common shares outstanding - basic	41.999	42.570
Weighted average number of common shares outstanding - diluted	42.069	42.570
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in millions)

	Three months ended
	April 3, 2021	March 28, 2020
Net income (loss)	$18.7	$(5.2)
Other comprehensive loss, net:
Net unrealized losses on qualifying cash flow hedges, net of tax benefit of $0.1	—	(0.1)
Foreign currency translation adjustments	(39.4)	(64.8)
Other comprehensive loss, net	(39.4)	(64.9)
Total comprehensive loss	(20.7)	(70.1)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.2	(0.5)
Total comprehensive loss attributable to SPX FLOW, Inc.	$(20.9)	$(69.6)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$380.7	$441.5
Accounts receivable, net	242.3	232.6
Contract assets	27.4	24.4
Inventories, net	211.0	199.3
Other current assets	30.7	27.4
Total current assets	892.1	925.2
Property, plant and equipment:
Land	21.6	22.8
Buildings and leasehold improvements	170.9	176.8
Machinery and equipment	343.9	349.1
	536.4	548.7
Accumulated depreciation	(309.3)	(320.6)
Property, plant and equipment, net	227.1	228.1
Goodwill	587.1	569.7
Intangibles, net	201.7	206.0
Other assets	174.2	169.5
TOTAL ASSETS	$2,082.2	$2,098.5

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$167.0	$149.1
Contract liabilities	125.2	119.5
Accrued expenses	166.9	178.7
Income taxes payable	24.4	23.0
Short-term debt	12.0	12.5
Current maturities of long-term debt	0.1	0.1
Total current liabilities	495.6	482.9
Long-term debt	397.5	397.3
Deferred and other income taxes	37.8	36.6
Other long-term liabilities	114.8	117.5
Total long-term liabilities	550.1	551.4
Commitments and contingent liabilities (Note 13)
Mezzanine equity	3.3	3.4
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,785,024 issued and 42,299,135 outstanding at April 3, 2021, and 43,394,547 issued and 42,157,504 outstanding at December 31, 2020	0.4	0.4
Paid-in capital	1,710.1	1,696.9
Accumulated deficit	(348.5)	(363.3)
Accumulated other comprehensive loss	(265.9)	(226.4)
Common stock in treasury (1,485,889 shares at April 3, 2021, and 1,237,043 shares at December 31, 2020)	(62.5)	(46.2)
Total SPX FLOW, Inc. shareholders' equity	1,033.6	1,061.4
Noncontrolling interests	(0.4)	(0.6)
Total equity	1,033.2	1,060.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,082.2	$2,098.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three Months Ended April 3, 2021
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2020	42.2	$0.4	$1,696.9	$(363.3)	$(226.4)	$(46.2)	$1,061.4	$(0.6)	$1,060.8
Net income	—	—	—	18.6	—	—	18.6	0.1	18.7
Other comprehensive income (loss), net	—	—	—	—	(39.5)	—	(39.5)	0.1	(39.4)
Stock-based compensation expense	—	—	2.8	—	—	—	2.8	—	2.8
Exercise of stock options	0.2	—	10.4	—	—	—	10.4	—	10.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Common stock repurchases	(0.2)	—	—	—	—	(9.9)	(9.9)	—	(9.9)
Dividends declared ($0.09 per share)	—	—	—	(3.8)	—	—	(3.8)	—	(3.8)
Balance at April 3, 2021	42.3	$0.4	$1,710.1	$(348.5)	$(265.9)	$(62.5)	$1,033.6	$(0.4)	$1,033.2

	Three months ended March 28, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
Net income (loss)	—	—	—	(5.3)	—	—	(5.3)	0.1	(5.2)
Other comprehensive loss, net	—	—	—	—	(64.3)	—	(64.3)	(0.6)	(64.9)
Stock-based compensation expense	—	—	4.0	—	—	—	4.0	—	4.0
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	—	—	—	(6.4)	(6.4)	—	(6.4)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Balance at March 28, 2020	42.6	$0.4	$1,681.0	$(374.5)	$(490.8)	$(25.7)	$790.4	$8.8	$799.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three months ended
	April 3, 2021	March 28, 2020
Cash flows from (used in) operating activities:
Net income (loss)	$18.7	$(5.2)
Less: Loss from discontinued operations, net of tax	(0.3)	(5.1)
Income (loss) from continuing operations	19.0	(0.1)
Adjustments to reconcile income (loss) from continuing operations to net cash from (used in) operating activities:
Restructuring and other related charges	9.2	2.6
Asset impairment charges	—	1.9
Deferred income taxes	0.8	—
Depreciation and amortization	9.8	9.8
Stock-based compensation	2.8	3.2
Pension and other employee benefits	0.3	0.4
Losses (gains) on asset sales and other, net	(0.1)	0.5
Gain on change in fair value of investment in equity security	(5.4)	—
Changes in operating assets and liabilities, net of effects from business acquisition and discontinued operations:
Accounts receivable and other assets	(18.2)	17.3
Contract assets and liabilities, net	4.0	(1.7)
Inventories	(13.1)	(15.2)
Accounts payable, accrued expenses and other	(0.7)	(48.6)
Cash spending on restructuring actions	(3.1)	(2.3)
Net cash from (used in) continuing operations	5.3	(32.2)
Net cash used in discontinued operations	(0.2)	(0.5)
Net cash from (used in) operating activities	5.1	(32.7)
Cash flows used in investing activities:
Proceeds from asset sales and other, net	0.2	—
Capital expenditures	(9.3)	(4.7)
Business acquisition, net of cash acquired of $2.9	(38.0)	—
Net cash used in continuing operations	(47.1)	(4.7)
Net cash used in discontinued operations	—	(5.5)
Net cash used in investing activities	(47.1)	(10.2)

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	Three months ended
	April 3, 2021	March 28, 2020
Cash flows used in financing activities:
Repayments of purchase card program, net	$(0.6)	$(7.7)
Repayments of other financing arrangements	(1.2)	(0.2)
Purchases of common stock	(9.9)	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(6.4)	(6.4)
Proceeds from the exercise of employee stock options	10.4	—
Dividends paid to noncontrolling interests in subsidiary	—	(1.2)
Net cash used in continuing operations	(7.7)	(15.5)
Net cash used in discontinued operations	—	(0.3)
Net cash used in financing activities	(7.7)	(15.8)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(11.2)	(0.9)
Net change in cash, cash equivalents and restricted cash	(60.9)	(59.6)
Consolidated cash, cash equivalents and restricted cash, beginning of period	441.6	303.4
Consolidated cash, cash equivalents and restricted cash, end of period	$380.7	$243.8

	April 3, 2021	March 28, 2020
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$380.7	$235.9
Cash and cash equivalents included in assets of discontinued operations	—	6.9
Restricted cash included in assets of discontinued operations	—	1.0
Consolidated cash, cash equivalents and restricted cash	$380.7	$243.8
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two reportable segments: the Nutrition and Health segment and the Industrial segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment. Accordingly, all current and comparative period financial information for the segment has been presented as the Nutrition and Health segment in this Quarterly Report on Form 10-Q. Other than the change in name, there were no changes to the segment and there has been no change to prior period financial information of the segment. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only and are denoted in millions of U.S. dollars. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments.
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
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts are expected to continue in future quarters of 2021, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our condensed consolidated balance sheet as of April 3, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates. The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements contained in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of full year results and the condensed consolidated financial statements may not be indicative of the Company’s future performance.
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3, and October 2, compared to the respective March 28, June 27, and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods.
(2)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In December 2019, the Financial Accounting Standards Board (the "FASB") issued an amendment to simplify the accounting for income taxes by, among other matters, eliminating certain existing exceptions related to the general approach in Accounting Standards Codification ("ASC") 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020. The adoption of this amendment by the Company on January 1, 2021 did not have a significant impact on our condensed consolidated financial statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
In March 2020, and as amended in January 2021, the FASB issued an amendment to provide optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in connection with the future discontinuance of the London Interbank Offered Rate (“LIBOR”). The amended guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, borrowings) necessitated by the reference rate reform, including providing optional expedients and exceptions if certain criteria are met. This guidance generally can be applied from March 12, 2020 through December 31, 2022. We are currently assessing the impacts of the practical expedients provided in this guidance, and which, if any, we will adopt.
(3)    BUSINESS ACQUISITIONS, DISPOSALS AND DISCONTINUED OPERATIONS
Business Acquisitions
On August 1, 2020, the Company completed the acquisition of POSI LOCK, Inc ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their fair values based on expert valuations and management estimates and its results are reported in the Company's Industrial segment. Goodwill and intangible assets are expected to be fully deductible for tax purposes. The pro forma effects of the acquisition of POSI LOCK were not material to our condensed consolidated results of operations for the three months ended March 28, 2020.
On January 18, 2021, the Company completed the acquisition of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a public company listed on the Nasdaq Helsinki, for a cash payment of $38.0, net of cash acquired of $2.9. UTG Mixing Group is a producer of various mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets and its results are reported in the Company's Industrial segment. The acquisition of UTG Mixing Group brings additional product, technology and technical expertise to the Company’s global portfolio of mixing products and process solutions, and will enable the Company to expand its sales network for existing mixer product lines and increase its European market presence with the addition of new mixer product brands. During the first quarter of 2021, the Company initiated a squeeze-out process prescribed by Finnish law pursuant to which the Company will (a) acquire the remaining outstanding shares in UTG Mixing Group and (b) delist the shares of UTG Mixing Group from the Nasdaq Helsinki.
The assets acquired and liabilities assumed in the UTG Mixing Group acquisition are recorded at their estimated fair values per preliminary management estimates. For property, plant and equipment, the seller's net book value of such assets was used as a preliminary estimate of fair value as of April 3, 2021, and no allocation of purchase price has been assigned to intangible assets as of April 3, 2021 as the related valuation analyses remain in progress. The excess of the purchase price over the aggregate fair values of the net assets recognized was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of April 3, 2021. The estimates of fair values recognized as of April 3, 2021 are preliminary management estimates and are subject to change when such valuations and estimates are finalized. Goodwill and intangible assets are not deductible for non-U.S. tax purposes. The Company intends to make an election under Internal Revenue Code Section 338, which will treat the purchase as an asset acquisition for U.S. tax purposes. As a result, the goodwill and intangibles will be deductible for computing the U.S. tax on the earnings of non-U.S. subsidiaries.
We expect to finalize the valuation of the intangible assets and property, plant and equipment during 2021. At this time, we expect the UTG Mixing Group's identifiable intangible assets acquired to consist of trademarks, customer relationships, technology, noncompete agreements and customer backlog. We do not expect the cumulative effect of amortization of such intangible assets to be significant to our condensed consolidated statements of operations, when recognized upon the finalization of the related valuation analyses.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
A summary of the purchase price paid for UTG Mixing Group as of January 18, 2021:

Assets acquired:
Current assets, including cash and equivalents of $2.9	$10.3
Property, plant and equipment	1.9
Goodwill	33.4
Other assets	1.7
Total assets acquired	47.3

Liabilities assumed:
Current liabilities assumed	(5.1)
Long-term liabilities assumed	(1.3)
Total liabilities assumed	(6.4)

Net assets acquired	$40.9
The pro forma effects of the acquisition of UTG Mixing Group were not material to our condensed consolidated results of operations for the three months ended April 3, 2021 or March 28, 2020.
Business Disposals
In November 2020, we completed the sale of a business in our Asia Pacific region, which had been included in the Industrial reportable segment, to a third party buyer for total proceeds of $4.7, net of cash disposed, which resulted in a pre-tax loss of $4.2 during the fourth quarter of 2020. During the first quarter of 2021, we substantially completed negotiations with the buyer related to the closing-date net-working-capital adjustment, which did not significantly impact our estimate of the pre-tax loss previously recorded. We expect to finalize the agreement and pay the related purchase price adjustment in the second quarter of 2021.
Discontinued Operations
We report businesses or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.
On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying condensed consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”). The gross purchase price of $475.0, which included the purchase price for a business based in India, was subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions included, for example, components of the "Contract Liabilities" and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases which expired at the closing date.

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
On March 30, 2020, the Company completed the sale of substantially all Disposal Group businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further above and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business based in India remained subject to regularly approvals at that time. As noted above, finalization of the purchase price with the Buyer remained subject to a customary period of review between the parties. We recorded a pre-tax loss on Disposal Group of $2.0 during our second quarter of 2020 related to estimated working capital adjustments and reflective of ongoing discussions with the Buyer at that time. The substantial portion of “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s "Accumulated Other Comprehensive Loss" ("AOCL") balance) and “Noncontrolling Interests” of $1.2, which were removed from our consolidated balance sheet during the second quarter of 2020 in connection with completion of the sale, equaled the net proceeds received upon consummation of the Transaction.
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
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services, and $1.0 of income from such services was recognized as a component of "Other Income (Expense), net" during the three months ended April 3, 2021.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Results and Significant Non-cash Operating Items and Capital Expenditures of Discontinued Operations:
    Losses from discontinued operations for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Revenues	$—	$110.7
Cost of products sold(1)	—	75.3
Gross profit	—	35.4
Selling, general and administrative(1)	—	30.7
Loss on Disposal Group(2)	0.4	8.5
Restructuring and other related charges	—	0.3
Operating loss	(0.4)	(4.1)

Other income (expense), net	—	(0.3)
Interest expense, net(3)	—	(1.6)
Loss from discontinued operations before income taxes	(0.4)	(6.0)
Income tax benefit(4)	0.1	0.9
Loss from discontinued operations, net of tax	(0.3)	(5.1)
Less: Loss attributable to noncontrolling interests	—	(0.1)
Loss from discontinued operations, net of tax and noncontrolling interests	$(0.3)	$(5.0)
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
(3)In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 for the three months ended March 28, 2020. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
(4)During the three months ended April 3, 2021, we recorded an income tax benefit of $0.1 on $0.4 of pre-tax loss from discontinued operations, resulting in an effective tax rate of 25.0%. This compares to an income tax benefit for the three months ended March 28, 2020 of $0.9 on $6.0 of pre-tax loss from discontinued operations, resulting in an effective tax rate of 15.0%. The effective tax rate for the first quarter of 2020 reflects the effect that the majority of the pre-tax loss on Disposal Group is not deductible in the various jurisdictions where the sale of the Disposal Group was to be recognized. As such, only $1.2 of tax benefit was recognized on the $8.5 pre-tax loss on Disposal Group.
The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended
	April 3, 2021	March 28, 2020
Loss on Disposal Group(1)	$0.4	$8.5
Capital expenditures	—	(5.5)
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the three months ended March 28, 2020.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We innovate with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities with operations in over 30 countries and sales in over 140 countries around the world. The Company's product offering is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and industrial markets.
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
Nutrition and Health
The Nutrition and Health reportable segment operates in a regulated, global industry with customers who demand highly engineered, process solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include homogenizers, pumps, valves, separators and heat exchangers. We also design and assemble process systems that integrate many of these products for our customers. Key brands include APV, Gerstenberg Schroeder, Seital and Waukesha Cherry-Burrell.
Industrial
The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jamix, Jemaco, Johnson Pump, LIGHTNIN, POSI LOCK, Power Team, Stelzer, Stone, and Uutechnic.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Reportable Segment Financial Data
Financial data for our reportable segments for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Revenues:
Nutrition and Health	$171.6	$137.8
Industrial	192.2	151.7
Total revenues	$363.8	$289.5

Income:
Nutrition and Health	$28.6	$19.4
Industrial	21.4	9.4
Total income for reportable segments	50.0	28.8

Corporate expense(1)	14.7	15.5
Pension and postretirement service costs	0.2	0.2
Asset impairment charges(2)	—	1.9
Restructuring and other related charges	9.2	2.6
Consolidated operating income	$25.9	$8.6
(1)Includes $0.0 and $2.4 for the three months ended April 3, 2021 and March 28, 2020, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who remained employees of SPX FLOW upon the disposition of the discontinued operations.
(2)Asset impairment charges of $1.9 for the three months ended March 28, 2020 resulted from management’s decision to discontinue a product line within the Industrial reportable segment.
(5)     REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the related cash flows, is noted in further detail below.
Revenues Recognized Over Time
The following table provides revenues recognized over time by reportable segment for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended
	April 3, 2021	March 28, 2020
Revenues recognized over time:
Nutrition and Health	$71.2	$45.0
Industrial	11.5	6.0
Total revenues recognized over time	$82.7	$51.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Disaggregated Information about Revenues
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE and aftermarket revenues by reportable segment for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended April 3, 2021			Three months ended March 28, 2020
	Original Equipment	Aftermarket	Total Revenues	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$107.0	$64.6	$171.6	$80.8	$57.0	$137.8
Industrial	128.9	63.3	192.2	94.9	56.8	151.7
Total revenues	$235.9	$127.9	$363.8	$175.7	$113.8	$289.5
Contract Balances
Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	April 3, 2021	December 31, 2020	Change(1)
Contract accounts receivable(2)	$232.8	$219.8	$13.0
Contract assets	27.4	24.4	3.0
Contract liabilities	(125.2)	(119.5)	(5.7)
Net contract balance	$135.0	$124.7	$10.3
(1)    The $10.3 increase in our net contract balance from December 31, 2020 to April 3, 2021 was primarily due to (i) an increase in volume of revenues recognized at a point in time, partially due to the reduced adverse effects of the COVID-19 pandemic on the business during the three months ended April 3, 2021, (ii) the timing of advance and milestone payments received on certain Nutrition and Health contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts, and (iii) an increase in net contract balance related to the acquisition of the UTG Mixing Group during the first quarter of 2021.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the three months ended April 3, 2021 and March 28, 2020, we recognized revenues of $48.2 and $42.5 related to contract liabilities outstanding as of December 31, 2020 and 2019, respectively.
Contract Costs
As of April 3, 2021 and December 31, 2020, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in the accompanying condensed consolidated balance sheets.
Remaining Performance Obligations
As of April 3, 2021 and March 28, 2020, the aggregate amount of our remaining performance obligations was $564.7 and $517.0, respectively. The Company expects to recognize revenue on approximately 93% and substantially all of our remaining performance obligations outstanding as of April 3, 2021 within the next 12 and 24 months, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(6)     RESTRUCTURING AND OTHER RELATED CHARGES
Fiscal 2021 Global Cost Productivity Program
In February 2021, we announced a global cost productivity program focused primarily on a reduction of our "Selling, general and administrative" ("SG&A") costs. The intent of this productivity initiative is to reduce our overall cost of doing business, including a plan to achieve $25.0 of annualized SG&A cost savings by the end of 2022 while simultaneously realigning our cost structure to support profitable growth. In connection with this program, we incurred $9.2 of restructuring and other related charges during the three months ended April 3, 2021. Such charges related primarily to severance and other costs associated with commercial, engineering, and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
Restructuring and other related charges for the three months ended April 3, 2021 and March 28, 2020 were as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Nutrition and Health	$2.7	$0.5
Industrial	4.0	1.8
Other	2.5	0.3
Total	$9.2	$2.6
Restructuring and Other Related Charges By Reportable Segment
Nutrition and Health — Charges for the three months ended April 3, 2021 related primarily to costs associated with the global restructuring program described above. Charges for the three months ended March 28, 2020 related to severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.
Industrial — Charges for the three months ended April 3, 2021 related primarily to costs associated with the global restructuring program described above. Charges for the three months ended March 28, 2020 related to severance and other costs associated primarily with reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates.
Other — Charges for the three months ended April 3, 2021 related primarily to costs associated with the global restructuring program described above. Charges for the three months ended March 28, 2020 related to severance and other costs associated with the rationalization of certain corporate support functions.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the three months ended April 3, 2021 and March 28, 2020:

	Three months ended
	April 3, 2021	March 28, 2020
Balance at beginning of year	$7.3	$7.6
Restructuring and other related charges(1)	8.8	2.3
Balance assumed in business acquisition	0.2	—
Utilization — cash	(3.1)	(2.3)
Currency translation adjustment and other	(0.1)	(0.2)
Balance at end of period	$13.1	$7.4
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.4 and $0.3 of other related charges during the three months ended April 3, 2021 and March 28, 2020, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(7)    INVENTORIES, NET
Inventories at April 3, 2021 and December 31, 2020 comprised the following:

	April 3, 2021	December 31, 2020
Finished goods	$87.6	$86.1
Work in process	41.3	39.1
Raw materials and purchased parts	89.9	81.9
Total FIFO cost	218.8	207.1
Excess of FIFO cost over LIFO inventory value	(7.8)	(7.8)
Total inventories	$211.0	$199.3
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 12% and 11% of total inventory at April 3, 2021 and December 31, 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(8)    GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the three months ended April 3, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combination(1)	Impairments	Foreign Currency Translation and Other	April 3, 2021
Nutrition and Health	$270.2	$—	$—	$(10.0)	$260.2
Industrial(2)	299.5	33.4	—	(6.0)	326.9
Total	$569.7	$33.4	$—	$(16.0)	$587.1
(1)Reflects goodwill that arose from the UTG Mixing Group acquisition during the first quarter of 2021. See Note 3 for further discussion regarding the status of valuation analyses and our recognition of identifiable intangible assets as of April 3, 2021 in connection with the UTG Mixing Group's acquisition. The balance recognized as "Goodwill" in connection with this business combination is expected to decline when preliminary management estimates of the fair values of assets acquired and liabilities assumed, and related valuation analyses, are finalized.
(2)The carrying amount of goodwill included $134.1 and $134.6 of accumulated impairments as of April 3, 2021 and December 31, 2020, respectively.
We completed our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized) during the fourth quarter of 2020. The annual goodwill impairment tests indicated significant excess fair value over the carrying value of both of our reporting units. In consideration of (i) the order trends, business performance and operating results of our reporting units during the first quarter of 2021, as well as (ii) generally favorable global developments associated with the COVID-19 pandemic during the quarter, we do not expect the ongoing adverse impacts of the COVID-19 pandemic to have significantly affected the assumptions underlying our long-term revenue and cash flow growth rates, operating models or business strategies that comprised the assumptions utilized in our fourth quarter of 2020 annual impairment tests.
We will continue to monitor the effects of the COVID-19 pandemic on our business in future periods in order to evaluate whether a triggering event has occurred, including evaluating the assumptions utilized in our fourth quarter of 2020 annual impairment testing. Should those conclusions continue to apply throughout the remaining fiscal quarters of 2021, we will perform our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized), during the fourth quarter of 2021 in conjunction with our annual financial planning process. In performing that annual impairment testing, we will assess, among other items, the effects of the COVID-19 pandemic, order trends and the operating cash flow performance of our reporting units.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Other Intangibles, Net
Identifiable intangible assets were as follows:

	April 3, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$127.9	$(107.9)	$20.0	$131.1	$(108.5)	$22.6
Technology	63.2	(51.0)	12.2	65.8	(52.4)	13.4
Patents	5.4	(4.6)	0.8	5.5	(4.6)	0.9
Other	8.4	(8.4)	—	8.7	(8.7)	—
	204.9	(171.9)	33.0	211.1	(174.2)	36.9
Trademarks with indefinite lives	168.7	—	168.7	169.1	—	169.1
Total	$373.6	$(171.9)	$201.7	$380.2	$(174.2)	$206.0
As of April 3, 2021, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $18.8 in Nutrition and Health and $14.2 in Industrial. Trademarks with indefinite lives consisted of the following by reportable segment: $100.9 in Nutrition and Health and $67.8 in Industrial.
See Note 3 for further discussion regarding the status of valuation analyses and our recognition of identifiable intangible assets as of April 3, 2021 in connection with the UTG Mixing Group acquisition consummated during the first quarter of 2021.
No intangible asset impairment charges were recorded during the three months ended April 3, 2021 or March 28, 2020. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during the three months ended April 3, 2021 related to foreign currency translation.
Tangible Long-Lived Asset Impairment Charges
As discussed in Note 4, asset impairment charges of $1.9 during the three months ended March 28, 2020 resulted from management's decision within the quarter to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment. No asset impairment charges were recorded during the three months ended April 3, 2021.
(9)    EMPLOYEE BENEFIT PLANS
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
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three months ended April 3, 2021 and March 28, 2020 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Service cost	$0.2	0.2	$—	$—	$0.2	$0.2	Selling, general and administrative
Interest cost	—	0.1	0.1	0.1	0.1	0.2	Other income (expense), net
Total net periodic benefit expense	$0.2	$0.3	$0.1	$0.1	$0.3	$0.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(10)    INDEBTEDNESS
Debt at April 3, 2021 and December 31, 2020 was comprised of the following:

	April 3, 2021	December 31, 2020
Term loan, due in June 2022	$100.0	$100.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	12.5	13.0
Less: deferred financing fees(2)	(2.9)	(3.1)
Total debt	409.6	409.9
Less: short-term debt	12.0	12.5
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.5	$397.3
(1)Primarily includes finance lease obligations of $0.5 and $0.5 and balances under a purchase card program of $11.9 and $12.5 as of April 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated financial statements included in our 2020 Annual Report on Form 10-K.
The interest rate of outstanding borrowings under our term loan, due June 2022, was approximately 1.5% at April 3, 2021 and December 31, 2020.
At April 3, 2021, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at April 3, 2021, we had $102.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $47.6 reserved for outstanding bank guarantees. In addition, we had $4.9 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At April 3, 2021, in addition to the revolving lines of credit described above, we had approximately $7.0 of letters of credit outstanding under separate arrangements in China and India.
Certain of our current and future debt and derivative financial instruments have, or in the future, could have interest rates that are tied to reference rates, such as LIBOR. The volatility and availability of such reference rates, including establishment of alternative reference rates, is out of our control. Changes to or the unavailability of such rates or the manner for calculation of such reference rates, could result in increases to the cost of our debt.
At April 3, 2021, we were in compliance with all covenants of our senior credit facilities and senior notes.

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
We had FX forward contracts with an aggregate notional amount of $34.5 and $40.7 outstanding as of April 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.2 and $5.5 at April 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of April 3, 2021 and December 31, 2020, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.1 and $0.8 for the three months ended April 3, 2021 and March 28, 2020, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities) at April 3, 2021 and December 31, 2020, respectively.
(12)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended
	April 3, 2021	March 28, 2020
Weighted-average shares outstanding, basic	41.999	42.570
Dilutive effect of share-based awards	0.070	—
Weighted-average shares outstanding, dilutive(1)	42.069	42.570
(1)Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.000 and 0.110 for the three months ended April 3, 2021 and March 28, 2020, respectively. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.069 and 0.185 for the three months ended April 3, 2021 and March 28, 2020, respectively. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares were 0.342 for the three months ended March 28, 2020. No stock options outstanding were excluded from the computation of diluted income per share for the three months ended April 3, 2021.
Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 1.674 unissued shares of our common stock were available for future grant as of April 3, 2021. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Eligible employees, including officers, were granted 2021 target performance awards, during the three months ended April 3, 2021, in which the employee can earn between 50% and 200% of the target performance award in the event, and to the extent, the award meets the required performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2021 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2021 through December 31, 2023. In the event of vesting, the 2021 target performance awards based on shareholder return performance generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2024, other than for tax withholding. These target performance awards were issued as restricted stock units to eligible employees, including officers.
In addition, certain eligible employees, including officers, were granted 2021 target performance awards during the three months ended April 3, 2021 that vest subject to attainment of stated operating income margin threshold (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2023 (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible employees, including officers.
Eligible employees, including officers, also were granted 2021 awards, during the three months ended April 3, 2021, that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible employees, including officers.
In accordance with terms of the Sale Agreement entered into with the Buyer, all awards granted to SPX FLOW employees who became employees of the Buyer upon closing of the Transaction on March 30, 2020, and that vest subject to the passage of time and the employees’ continued employment that would have otherwise vested within the twelve-month period following the closing date of the Transaction, vested as of March 30, 2020. Target performance awards granted in 2017 to such employees that vest subject to (i) SPX FLOW shareholder return versus the Composite Group or (ii) attainment of stated improvements in the three-year average annual return on invested capital, vested according to the terms of the underlying award agreements (including continued employment during the measurement period). All other outstanding share-based awards to SPX FLOW employees who became employees of the Buyer that did not vest under these conditions, were forfeited as of March 30, 2020.
Restricted stock unit awards granted to eligible employees, including officers, during the three months ended April 3, 2021, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three months ended April 3, 2021 and March 28, 2020, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended
	April 3, 2021	March 28, 2020
Stock-based compensation expense - continuing and discontinued operations	$2.8	$4.0
Less: stock-based compensation expense recognized in discontinued operations	—	0.8
Stock-based compensation expense recognized in continuing operations	2.8	3.2
Income tax benefit	(0.4)	(0.8)
Stock-based compensation expense, net of income tax benefit	$2.4	$2.4

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Restricted Stock Unit Awards
The Monte Carlo simulation model valuation technique was used to determine the fair value of our 2021 restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock unit award. The valuation of such 2021 awards also reflects an illiquidity discount of 14.6%, determined utilizing the Chafee model valuation technique, and related to the one-year period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting and as discussed above. The following assumptions were used in determining the fair value of the awards granted on the date indicated below:

	Annual Expected Stock Price Volatility	Annual Expected Dividend Yield	Risk-free Interest Rate	Correlations Between Total Shareholder Return for SPX FLOW and Individual Companies in the Composite Group
				Minimum	Average	Maximum
March 8, 2021:
SPX FLOW	50.3%	—%	0.20%	0.2214	0.5645	0.8241
Composite Group	43.8%	n/a	0.22%
Annual expected stock price volatility was based on the weighted average of SPX FLOW's historical volatility as of the grant date. An expected annual dividend yield was not assumed as dividends were not granted on common shares by SPX FLOW as of the March 8, 2021 grant date of the awards. The average risk-free interest rate was based on an interpolation between the two-year and three-year daily treasury yield curve rates as of the grant date.
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the three months ended April 3, 2021:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	0.931	$37.03
Granted	0.300	66.81
Vested	(0.239)	40.90
Forfeited and other	(0.072)	46.21
Outstanding at April 3, 2021	0.920	$45.00
As of April 3, 2021, there was $31.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.30 years.
Stock Options
There were 0.133 and 0.301 of SPX FLOW stock options outstanding as of April 3, 2021 and December 31, 2020, respectively, all of which were exercisable as of April 3, 2021 and December 31, 2020. The decrease in the first quarter of 2021 was due to 0.168 of stock options exercised during the quarter. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of April 3, 2021.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of April 3, 2021 and December 31, 2020 was foreign currency translation adjustment. See the condensed consolidated statements of comprehensive loss for changes in AOCL for the three months ended April 3, 2021 and March 28, 2020.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Common Stock in Treasury
    During the three months ended April 3, 2021 and March 28, 2020, “Common stock in treasury” was increased by $6.4 for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
During the three months ended April 3, 2021 we repurchased 0.158 shares of our common stock for cash consideration of $9.9 in accordance with a share repurchase program authorized by our Board of Directors for the purchase of up to $150.0 shares of our common stock on or before December 31, 2021. As of April 3, 2021, there remained $120.2 in shares available to be purchased by the Company under the share repurchase program.
Dividends
On March 10, 2021, we announced the declaration of a quarterly dividend on our common stock of $0.09 per share, paid on April 14, 2021 to stockholders of record as of the close of business on March 24, 2021. The accrual of the dividend payable of $3.8 is reflected in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of April 3, 2021.
(13)    LITIGATION, CONTINGENT LIABILITIES AND OTHER MATTERS
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 15.
During the first quarter of 2020, the noncontrolling interest shareholder of a joint venture exercised certain put options and, during the third quarter of 2020, the Company and such shareholder reached an agreement for the Company to purchase all noncontrolling interest shares in that joint venture at an agreed-upon price. In accordance with the agreement, we paid $15.0 during the year ended December 31, 2020 to purchase the shares. In connection with the share purchase of $15.0, we reduced “Noncontrolling interests” by $7.7 to reflect the reduction in the noncontrolling shareholder’s cumulative carrying value of ownership interest in the joint venture during 2020, with the remainder of the purchase price paid reflected as a reduction of “Paid-in capital”. In addition, as a result of the share purchase during the year ended December 31, 2020, we reflected the settlement of the related put options during the year as a reduction of “Mezzanine equity” of $15.0, with an increase of “Paid-in capital”.
We have $3.3 and $3.4 of current exercise value of put options outstanding as of April 3, 2021 and December 31, 2020, respectively, related to a different foreign subsidiary than that discussed above and all of which became exercisable during 2020. The carrying value of such put options is recorded based on our best estimate of the ultimate redemption value of the put options. If and when such options are exercised, we expect to settle the option value in cash.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(14)    INCOME TAXES
Unrecognized Tax Benefits
As of April 3, 2021, we had gross unrecognized tax benefits of $16.0 (net unrecognized tax benefits of $15.1), of which $10.0, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of April 3, 2021, gross accrued interest totaled $0.9 (net accrued interest of $0.8), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended April 3, 2021, we recorded an income tax provision of $8.3 on $27.3 of pre-tax income, resulting in an effective tax rate of 30.4%. This compares to an income tax benefit for the three months ended March 28, 2020 of $0.9 on $1.0 of pre-tax loss, resulting in an effective tax rate of 90.0%. The effective tax rate for the first quarter of 2021 was impacted by an income tax charge of $1.7 resulting from losses occurring in the quarter in certain jurisdictions where the benefit of those losses is not expected to be realized.
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
(15)     FAIR VALUE
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
As of April 3, 2021 and December 31, 2020, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of April 3, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We hold an investment in an equity security which is reflected at its net asset value in "Other assets" in our condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020 and the change in our investment, based on the equity security's most recently determined net asset value, is reflected in "Other income (expense), net" in our condensed consolidated statements of operations. The net asset value of our investment, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage of approximately 19.7% and 18.9% at April 3, 2021 and December 31, 2020, respectively, applied to the equity security’s most recently determined net asset value. During the three months ended April 3, 2021, we recorded a gain of $5.4 to “Other income (expense), net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security (there was no change in estimated fair value during the three months ended March 28, 2020). As of April 3, 2021 and December 31, 2020,

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
the equity security had an estimated fair value of $32.3 and $26.9, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
The COVID-19 pandemic has had an adverse impact on global economic conditions. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option value is reflected as adjustments to “Mezzanine equity” and “Paid-In Capital.” Refer to Note 13 for further discussion.
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
During the three months ended March 28, 2020, the Company recorded a pre-tax loss of $8.5 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (see Note 3 for further details regarding the Sale Agreement). The fair value of the Company’s Disposal Group reflected terms of the Sale Agreement with the Buyer as noted above and, as such, was valued using unobservable inputs (Level 3).
At April 3, 2021, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further information regarding the loss on Disposal Group recognized during the three months ended March 28, 2020, and Note 8 for further information regarding goodwill and indefinite-lived intangible assets, and the Company’s consideration of the effects of the COVID-19 pandemic on its evaluation of the carrying values of such long-lived assets as of April 3, 2021.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Acquisitions
For the POSI-LOCK acquisition, closed during the third quarter of 2020, the purchase price of $10.0 has been allocated to the assets acquired and liabilities assumed based on expert valuations and management’s estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020.
For the UTG Mixing Group acquisition, closed during the first quarter of 2021, the purchase price of $38.0, net of cash acquired of $2.9, has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their fair values as of the acquisition date, with a primary exception that intangible assets and property, plant and equipment acquired have not been allocated a preliminary estimate of fair value as of April 3, 2021 as the related valuation analyses remain in progress, as discussed in Note 3. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of April 3, 2021. The estimates of fair values recognized as of April 3, 2021 are preliminary management estimates and are subject to change when such valuations and estimates are finalized.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of April 3, 2021 and December 31, 2020 were as follows:

	April 3, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$100.0	$100.0	$100.0	$100.0
5.875% senior notes(1)	300.0	311.6	300.0	313.5
Other indebtedness	12.0	12.0	12.5	12.5
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
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020 approximate fair value due to the short-term nature of those instruments.
(16)     SUBSEQUENT EVENT
On April 28, 2021, the Company signed a definitive agreement to acquire mixing solutions provider Philadelphia Mixing Solutions, Ltd. from Thunder Basin Corporation, an affiliate of Wind River Holdings, L.P. The all-cash transaction valued at $65.0 is expected to close during the second quarter of 2021 and is expected to be paid for with cash on hand. As of the date of issuance, we have not completed the initial accounting for this business combination.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, unless otherwise noted)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. Among other factors that may affect future performance are: the impact of the global outbreak of COVID-19 and governmental and other actions taken in response; cyclical changes and specific industry events in the company’s markets; changes in anticipated capital investment and maintenance expenditures by customers; availability, limitations or cost increases of raw materials, component products and/or commodities that cannot be recovered in product pricing; overruns, the incurrence of delays, penalties or liquidated damages with respect to long-term fixed-price contracts; international economic, political, legal, accounting and business developments adversely affecting the company’s ability to do business in emerging markets; ability to identify acceptable strategic acquisition targets; uncertainties surrounding timing, successful completion or integration of acquisitions and similar transactions; inadequate performance by third-party suppliers and subcontractors for outsourced products; defects or errors in current or planned products; potential labor disputes, extreme weather conditions and natural and other disasters; compliance costs associated with environmental laws and regulations; threats associated with and efforts to combat terrorism and cyber-security risks; global competitive market conditions, including global reactions to U.S. trade policies, and resulting effects on sales and pricing; and global economic factors, including currency exchange rates, difficulties entering new markets and general economic conditions such as inflation, deflation, interest rates and credit availability. In addition, management’s estimates of future operating results are based on our current complement of continuing operations, which is subject to change as management selects strategic markets.
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed herein and under the heading “Risk Factors” in our 2020 Annual Report on Form 10-K and in any other documents subsequently filed by us under the Exchange Act that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
EXECUTIVE OVERVIEW
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had an adverse impact on our condensed consolidated financial results for the three months ended April 3, 2021. These adverse impacts are expected to continue in future quarters of 2021, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Industrial reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers which produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers over the past year, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of April 3, 2021, we had over $380.0 of cash and equivalents on hand and, as discussed in Note 10 to the accompanying condensed consolidated financial statements, approximately $490.0 of borrowing capacity under our revolving credit facilities and no debt repayments due under primary debt obligations until June 2022. During the past year, we have taken actions to manage costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
Discontinued Operations
    On May 2, 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this announcement and the continued development of the divestiture process thereafter, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019.
In November 2019, we entered into a Purchase and Sale Agreement (the “Sale Agreement”) with an affiliate of Apollo Global Management, LLC (the “Buyer”), pursuant to which the Company agreed, indirectly through certain of its subsidiaries, to sell the businesses reflected as discontinued operations in the accompanying condensed consolidated financial statements to the Buyer for a gross purchase price of $475.0 (the “Transaction”). The gross purchase price of $475.0 was subject to (i) reductions based upon the level of certain deductions of the Disposal Group at the closing date, and (ii) certain adjustments based upon the level of net working capital, cash and debt of the Disposal Group at the closing date. The deductions included, for example, components of the "Contract Liabilities" and certain other current and long-term liabilities of the Disposal Group, as well as deductions for budgeted but un-incurred capital expenditures and other business infrastructure costs measured over periods defined in the Sale Agreement, but in all cases which expired at the closing date. On March 30, 2020, we completed the sale of substantially all Disposal Group businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date and as discussed further above and, to a lesser extent, certain fees.
    Unless otherwise indicated, amounts provided in MD&A below pertain to continuing operations only.
Our Business
SPX FLOW operates in two reportable segments: the Nutrition and Health segment and the Industrial segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment. Accordingly, all current and comparative period financial information for the segment has been presented as the Nutrition and Health segment in this MD&A. Other than the change in name, there were no changes to the segment and there has been no change to prior period financial information of the segment.

Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high value process solutions at the heart of growing and sustaining our diverse communities. The product offering of the Company's continuing operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and industrial markets. SPX FLOW had approximately $1.4 billion in 2020 annual revenues, with approximately 36%, 37% and 27% from sales into the Americas, EMEA and Asia Pacific regions, respectively, and has continuing operations in more than 30 countries and sales in more than 140 countries.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including nutrition and health, chemical processing, compressed air and mining. From an end-market perspective, in 2020, approximately 47% of our revenues were from sales into the nutrition and health end markets and approximately 53% were from sales into the industrial end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.

The following summary describes the products and services offered by our reportable segments:
Nutrition and Health: The Nutrition and Health reportable segment operates in a regulated, global industry with customers who demand highly engineered, process solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include homogenizers, pumps, valves, separators and heat exchangers. We also design and assemble process systems that integrate many of these products for our customers. Key brands include APV, Gerstenberg Schroeder, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A. and various regional companies.
Industrial: The Industrial reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jamix, Jemaco, Johnson Pump, LIGHTNIN, POSI LOCK, Power Team, Stelzer, Stone and Uutechnic. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, KSB AG, Lewa, Milton Roy, Parker Domnick Hunter, Prominent and various regional companies.
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
The following summary is intended to provide certain highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three months ended April 3, 2021, revenues increased $74.3 (25.7%). The increase in revenue was due primarily to (i) an increase in organic revenue and, to a lesser extent, (ii) the weakening of the U.S. dollar against various foreign currencies during the period and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first quarter of 2021. The increase in organic revenue was due primarily to higher volumes of revenue from (i) Nutrition and Health segment systems projects, components and aftermarket products, and (ii) broad-based strengthening across most short-cycle Industrial segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
Income before Income Taxes — Income before income taxes increased $28.3 in the three months ended April 3, 2021. The increase in pre-tax income for the three months ended April 3, 2021, compared to the respective 2020 period, included primarily the effects of an increase in segment income and, to a lesser extent, a gain on an investment in an equity security and reduced interest expense, partially offset by the effects of an increase in restructuring and other related charges
Cash Flows from Operations — For the three months ended April 3, 2021, cash flows from operations increased to $5.1 from $(32.7) primarily as a result of increased cash flows from higher segment income and the effects of improvements in working capital management realized during the 2021 period.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements included in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3, and October 2, compared to the respective March 28, June 27, and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the differential in number of days on our changes in revenues on a quarter-over-quarter basis.
Cyclicality of End Markets, Seasonality and Competition - The financial results of many of our businesses closely follow changes in the industries and end markets they serve.
In our Nutrition and Health reportable segment, system revenues are highly correlated to timing on capital projects, which may cause significant fluctuations in our financial performance from period to period. Fluctuations in dairy commodity prices and production of dairy related products, particularly those aimed at serving the China market, can influence the timing of capital spending by many end customers in our Nutrition and Health reportable segment.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and business acquisitions which occurred in the third quarter of 2020 and first quarter of 2021. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

The following table provides selected financial information for the three months ended April 3, 2021 and March 28, 2020, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Revenues	$363.8	$289.5	25.7
Gross profit	128.5	101.1	27.1
% of revenues	35.3%	34.9%
Selling, general and administrative	90.4	85.2	6.1
% of revenues	24.8%	29.4%
Intangible amortization	3.0	2.8	7.1
Asset impairment charges	—	1.9	(100.0)
Restructuring and other related charges	9.2	2.6	253.8
Other income (expense), net	6.3	(1.5)	520.0
Interest expense, net	(4.9)	(8.1)	39.5
Income (loss) from continuing operations before income taxes	27.3	(1.0)	*
Income tax benefit (provision)	(8.3)	0.9	*
Income (loss) from continuing operations	19.0	(0.1)	*
Loss from discontinued operations, net of tax	(0.3)	(5.1)	94.1
Net income (loss)	18.7	(5.2)	*
Less: Net income attributable to noncontrolling interests	0.1	0.1	—
Net income (loss) attributable to SPX FLOW, Inc.	18.6	(5.3)	*

Components of consolidated revenue growth:
Organic increase			18.5
Foreign currency			5.2
Business combinations			2.0
Net revenue increase			25.7
*Not meaningful for comparison purposes
Revenues - For the three months ended April 3, 2021, the increase in revenues, compared to the respective 2020 period, was due primarily to (i) an increase in organic revenue and, to a lesser extent, (ii) the weakening of the U.S. dollar against various foreign currencies during the period and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first quarter of 2021. The increase in organic revenue was due primarily to higher volumes of revenue from (i) Nutrition and Health segment systems projects, components and aftermarket products, and (ii) broad-based strengthening across most short-cycle Industrial segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
See “Results of Reportable Segments” for additional details.
Gross Profit - The increases in gross profit and margin for the three months ended April 3, 2021, compared to the respective 2020 period, were due primarily to the favorable impact on operating leverage of higher volumes of revenues as discussed above, as well as an improved mix of higher-quality revenue, in both of our reportable segments.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three months ended April 3, 2021, the increase in SG&A expense, compared to the respective 2020 period, was due primarily to the weakening of the U.S. dollar against various foreign currencies during the period and, to a lesser extent, an increase in variable incentive compensation. These increases in costs were partially offset by savings from reductions in discretionary spending.
Asset Impairment Charges - Charges for the three months ended March 28, 2020 resulted from management's decision within the first quarter of 2020 to discontinue a product line within the Industrial reportable segment. Such charges related to certain machinery and equipment of the segment.

Restructuring and Other Related Charges - Charges for the three months ended April 3, 2021 related to a global cost productivity program initiated during the first quarter of 2021. Such charges related primarily to severance and other costs associated with commercial, engineering and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
See Note 6 to our condensed consolidated financial statements for further details of actions taken during the three months ended April 3, 2021 and March 28, 2020.
Other Income (Expense), net - Other income, net, for the three months ended April 3, 2021 was composed of investment-related gains of $5.4, income from a transition services agreement entered into in connection with the sale of our former Power and Energy segment (the “TSA”) of $1.0, and net gains on asset sales and other of $0.1, partially offset by foreign currency (“FX”) losses of $0.1 and non-service-related pension and postretirement costs of $0.1. The investment-related gains related to an increase in the net asset value of our investment in an equity security (see Note 15 to the condensed consolidated financial statements for additional details). See Note 3 for additional details regarding the TSA.
Other expense, net, for the three months ended March 28, 2020 was composed of FX losses of $0.8, net losses on asset sales and other of $0.5, and non-service related pension and postretirement costs of $0.2.
Interest Expense, net - Interest expense, net, for the three months ended April 3, 2021 and March 28, 2020, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
    Interest expense, net, included interest expense of $5.9 and $9.1, and interest income of $1.0 and $1.0, respectively, during the three months ended April 3, 2021 and March 28, 2020. The decrease in interest expense in 2021, compared to 2020, was due primarily to the early redemption of our 5.625% senior notes in August 2020.
    See Note 10 to our condensed consolidated financial statements for additional details on our third-party debt and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Benefit (Provision) - During the three months ended April 3, 2021, we recorded an income tax provision of $8.3 on $27.3 of pre-tax income, resulting in an effective tax rate of 30.4%. This compares to an income tax benefit for the three months ended March 28, 2020 of $0.9 on $1.0 of pre-tax loss, resulting in an effective tax rate of 90.0%. The effective tax rate for the first quarter of 2021 was impacted by an income tax charge of $1.7 resulting from losses occurring in the quarter in certain jurisdictions where the benefit of those losses is not expected to be realized.
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
Loss from Discontinued Operations, Net of Tax - For the three months ended April 3, 2021, the loss from discontinued operations, net of tax, of $0.3, related to certain trailing costs incurred related to the sale of the Disposal Group For the three months ended March 28, 2020, the loss from discontinued operations, net of tax, of $5.1, was composed of an income tax benefit of $0.9 on a pre-tax loss of $6.0. The pre-tax loss included a loss of $8.5 to reduce the carrying value of the net assets of the Disposal Group to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Nutrition and Health

	As of and for the three months ended
	April 3, 2021	March 28, 2020	% Change
Backlog	$288.5	$251.5	14.7
Orders	172.8	125.2	38.0

Revenues	171.6	137.8	24.5
Income	28.6	19.4	47.4
% of revenues	16.7%	14.1%
Components of revenue growth:
Organic increase			19.1
Foreign currency			5.4
Net revenue growth			24.5
Revenues - For the three months ended April 3, 2021, the increase in revenues, compared to the respective 2020 period, was due primarily to an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due to higher volumes of systems, components and aftermarket revenues, partially attributable to reduced adverse effects of the COVID-19 pandemic.
Income - For the three months ended April 3, 2021, income and margin increased, compared to the respective 2020 period. The increases in income and margin were due primarily to the favorable impact on operating leverage of higher volumes of revenues as discussed above, as well as an improved mix of higher-quality revenue.
Backlog - The segment had backlog of $288.5 and $251.5 as of April 3, 2021 and March 28, 2020, respectively. Of the $37.0 year-over-year increase in backlog, $20.3 was attributable to the favorable impact of fluctuations in foreign currencies relative to the U.S. dollar and $16.7 was attributable to organic growth across systems, components and aftermarket product lines, partially due to reduced adverse effects of the COVID-19 pandemic.
Industrial

	As of and for the three months ended
	April 3, 2021	March 28, 2020	% Change
Backlog	$276.2	$265.5	4.0
Orders	198.7	191.8	3.6

Revenues	192.2	151.7	26.7
Income	21.4	9.4	127.7
% of revenues	11.1%	6.2%
Components of revenue growth:
Organic increase			17.9
Foreign currency			4.9
Business combinations			3.9
Net revenue growth			26.7

Revenues - For the three months ended April 3, 2021, the increase in revenues, compared to the respective 2020 period, was due primarily to (i) an increase in organic revenue and, to a lesser extent, (ii) a weakening of the U.S. dollar during the period against various foreign currencies and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first quarter of 2021. The increase in organic revenue was due primarily to increased shipments across the majority of our short-cycle Industrial segment product lines and end markets, primarily associated with reduced adverse effects of the COVID-19 pandemic.
Income - For the three months ended April 3, 2021, income and margin increased, compared to the respective 2020 period. The increases in income and margin were due primarily to the favorable impact on operating leverage of higher volumes of revenues as discussed above, as well as an improved mix of higher-quality revenue in our short-cycle product lines.
Backlog - The segment had backlog of $276.2 and $265.5 as of April 3, 2021 and March 28, 2020, respectively. The $10.7 year-over-year increase in backlog was attributable to a $17.3 favorable impact of fluctuations in foreign currencies relative to the U.S. Dollar and an $11.0 increase in backlog associated with acquired businesses, partially offset by a $17.6 decline in legacy operations. The decline associated with legacy operations was due primarily to the timing of large-order shipments over the prior twelve months as well as an overall decrease in the quantity of large orders received during the first quarter of 2021.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended
	April 3, 2021	March 28, 2020	% Change
Total consolidated revenues	$363.8	$289.5	25.7
Corporate expense	14.7	15.5	(5.2)
% of revenues	4.0%	5.4%
Pension and postretirement service costs	0.2	0.2	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three months ended April 3, 2021, compared to the respective 2020 period, was due primarily to actions taken to manage costs on a year-over-year basis, including reducing discretionary spending, in response to the ongoing effects of the COVID-19 pandemic.
See Note 12 to our condensed consolidated financial statements for further details regarding our stock-based compensation awards.
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
    See Note 9 to our condensed consolidated financial statements for further details regarding our pension and postretirement plans.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the three months ended April 3, 2021 and March 28, 2020.
Cash Flow

	Three months ended
	April 3, 2021	March 28, 2020
Cash flows from (used in) continuing operations:
Cash flows from (used in) operating activities	$5.3	$(32.2)
Cash flows used in investing activities	(47.1)	(4.7)
Cash flows used in financing activities	(7.7)	(15.5)
Cash flows used in discontinued operations	(0.2)	(6.3)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(11.2)	(0.9)
Net change in cash, cash equivalents and restricted cash	$(60.9)	$(59.6)
Operating Activities - During the three months ended April 3, 2021, the increase in cash flows from operating activities, compared to the same period in 2020, was primarily attributable to increased cash flows from higher segment income and the effects of improvements in working capital management realized during the 2021 period.
Investing Activities - During the three months ended April 3, 2021, such cash flows were comprised primarily of cash paid for the acquisition of UTG Mixing Group and, to a lesser extent, capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. Cash flows for the three months ended March 28, 2020, were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the three months ended April 3, 2021, cash flows used in financing activities related primarily to (i) the purchases of common stock of $9.9 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, and (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.4, partially offset by (iii) proceeds received from the exercise of employee stock options of $10.4. During the three months ended March 28, 2020, cash flows used in financing activities related primarily to net repayments of purchase card program debt of $7.7 and payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.4.
Discontinued Operations - During the three months ended March 30, 2020, cash flows used in discontinued operations primarily related to cash flows used for capital expenditures.
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The decrease in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates of $(11.2) and $(0.9), respectively, in the three months ended April 3, 2021 and March 28, 2020, reflected primarily a decrease in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the respective periods.

Borrowings and Availability
Borrowings —Debt at April 3, 2021 and December 31, 2020 was comprised of the following:

	April 3, 2021	December 31, 2020
Term loan, due in June 2022	$100.0	$100.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	12.5	13.0
Less: deferred financing fees(2)	(2.9)	(3.1)
Total debt	409.6	409.9
Less: short-term debt	12.0	12.5
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.5	$397.3
(1)Primarily includes finance lease obligations of $0.5 and $0.5 and balances under a purchase card program of $11.9 and $12.5 as of April 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
    Availability — At April 3, 2021, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at April 3, 2021, we had $102.4 of available issuance capacity under our foreign credit instrument facilities after giving effect to $47.6 reserved for outstanding bank guarantees. In addition, we had $4.9 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At April 3, 2021, in addition to the revolving lines of credit described above, we had approximately $7.0 of letters of credit outstanding under separate arrangements in China and India.
    Refer to Note 10 for further information on our borrowings as of April 3, 2021.
    At April 3, 2021, we were in compliance with all covenants of our senior credit facilities and senior notes.
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
As of April 3, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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

Currency Forward Contracts and Currency Forward Embedded Derivatives
We manufacture and sell our products in a number of countries and, as a result, are exposed to movements in foreign currency exchange rates. Our objective is to preserve the economic value of non-functional currency-denominated cash flows and to minimize the impact of changes as a result of currency fluctuations (see Note 11 to our condensed consolidated financial statements). Our principal currency exposures relate to the Euro, Chinese Yuan and British Pound.
We had FX forward contracts with an aggregate notional amount of $34.5 and $40.7 outstanding as of April 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.2 and $5.5 at April 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of April 3, 2021 and December 31, 2020, respectively. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.1 and $0.8 for the three months ended April 3, 2021 and March 28, 2020, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.0 and $0.2 (assets) at April 3, 2021 and December 31, 2020, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at April 3, 2021 for similar debt, was $423.6, compared to our carrying value of $412.0.
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
Other Matters
Contractual Obligations - As of April 3, 2021, there were no material changes in our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K.
Our total net liabilities for unrecognized tax benefits including interest were $15.9 as of April 3, 2021. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.5 to $1.0.

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
Refer to Note 13 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of April 3, 2021 and December 31, 2020 including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder and an agreement reached with such shareholder during the year ended December 31, 2020 related to the Company's purchase of the shareholder's noncontrolling interest in the relevant subsidiary.
General - The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. The accounting policies that we believe are most critical to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments in estimating the effect of inherent uncertainties are discussed in our consolidated financial statements included in our 2020 Annual Report on Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity raw material prices, and we selectively use financial instruments to manage certain of these risks. We do not enter into financial instruments for speculative or trading purposes; however, these instruments may be deemed speculative if the future cash flows originally hedged are no longer probable of occurring as anticipated. Our currency exposures vary, but are primarily concentrated in the Euro, Chinese Yuan and British Pound. We generally do not hedge currency translation exposures. Our exposures for commodity raw materials vary, with the highest concentration relating to steel. See Note 11 to our condensed consolidated financial statements for further details.
The following table provides information, as of April 3, 2021, about our primary outstanding debt obligations and presents principal cash flows by contractual maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan	$—	$100.0	$—	$—	$—	$—	$100.0	$100.0
Average interest rate							1.531%
5.875% senior notes	—	—	—	—	—	300.0	300.0	311.6
Average interest rate							5.875%
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments, other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $34.5 outstanding as of April 3, 2021, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.2 at April 3, 2021, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 (gross assets) and $0.0 (gross liabilities) as of April 3, 2021.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of April 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2021.
No changes during the quarter ended April 3, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite many of our employees who are responsible for executing and administering such internal controls working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
The information required by this Item is incorporated by reference from the footnotes to the condensed consolidated financial statements, specifically Note 13, “Litigation, Contingent Liabilities and Other Matters,” included under Part I of this Form 10-Q.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2020 Annual Report on Form 10-K, which could materially affect our business, financial condition, future results of operations or cash flows.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (in millions, except share and per share amounts, unless otherwise noted)
Issuer Purchases of Equity Securities
    The following table summarizes the repurchases of common stock during the three months ended April 3, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program(2)
1/1/21 - 1/31/21	40,020	$56.46	20,942	$129.0
2/1/21 - 2/28/21	15,400	$53.98	15,200	$128.2
3/1/21 - 4/3/21	193,426	$64.50	121,931	$120.2
Total	248,846	$62.56	158,073	$120.2
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units of 19,078 shares in January 2021, 200 shares in February 2021 and 71,495 shares in the period from March 1, 2021 to April 3, 2021.
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

SPX FLOW, Inc.
(Registrant)

Date: May 7, 2021	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: May 7, 2021	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer