Form 10-Q
period 2021-07-03
SPX FLOW, Inc.
filed 2021-08-04
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of August 2, 2021 were 41,629,822.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$381.6	$308.1	$745.4	$597.6
Cost of products sold	249.9	194.6	485.2	383.0
Gross profit	131.7	113.5	260.2	214.6
Selling, general and administrative	93.8	90.8	184.2	176.0
Intangible amortization	4.7	2.9	7.7	5.7
Asset impairment charges	—	0.8	—	2.7
Restructuring and other related charges	4.3	4.8	13.5	7.4
Operating income	28.9	14.2	54.8	22.8

Other income, net	2.3	5.8	8.6	4.3
Interest expense, net	(4.9)	(9.4)	(9.8)	(17.5)
Income from continuing operations before income taxes	26.3	10.6	53.6	9.6
Income tax provision	(14.7)	(3.9)	(23.0)	(3.0)
Income from continuing operations	11.6	6.7	30.6	6.6
Loss from discontinued operations, net of tax	(0.6)	(31.6)	(0.9)	(36.7)
Net income (loss)	11.0	(24.9)	29.7	(30.1)
Less: Net income attributable to noncontrolling interests	0.2	0.2	0.3	0.3
Net income (loss) attributable to SPX FLOW, Inc.	$10.8	$(25.1)	$29.4	$(30.4)

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$11.4	$6.5	$30.3	$6.2
Loss from discontinued operations, net of tax	(0.6)	(31.6)	(0.9)	(36.6)
Net income (loss) attributable to SPX FLOW, Inc.	$10.8	$(25.1)	$29.4	$(30.4)

Basic income (loss) per share of common stock:
Income per share from continuing operations	$0.27	$0.15	$0.72	$0.15
Loss per share from discontinued operations	(0.01)	(0.75)	(0.02)	(0.86)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.26	(0.59)	0.70	(0.71)
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$0.27	$0.15	$0.72	$0.15
Loss per share from discontinued operations	(0.01)	(0.74)	(0.02)	(0.86)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.26	(0.59)	0.70	(0.71)

Weighted average number of common shares outstanding - basic	41.822	42.397	41.910	42.524
Weighted average number of common shares outstanding - diluted	41.840	42.505	41.954	42.703
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Net income (loss)	$11.0	$(24.9)	$29.7	$(30.1)
Other comprehensive income (loss), net:
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $0.1 in the three months ended June 27, 2020	—	0.3	—	0.2
Foreign currency translation adjustments	13.9	30.2	(25.5)	(34.6)
Other comprehensive income (loss), net	13.9	30.5	(25.5)	(34.4)
Total comprehensive income (loss)	24.9	5.6	4.2	(64.5)
Less: Total comprehensive income (loss) attributable to noncontrolling interests	0.1	0.4	0.3	(0.1)
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$24.8	$5.2	$3.9	$(64.4)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	July 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$324.1	$441.5
Accounts receivable, net	251.0	232.6
Contract assets	23.3	24.4
Inventories, net	238.6	199.3
Other current assets	39.7	27.4
Total current assets	876.7	925.2
Property, plant and equipment:
Land	22.3	22.8
Buildings and leasehold improvements	171.2	176.8
Machinery and equipment	353.4	349.1
	546.9	548.7
Accumulated depreciation	(312.8)	(320.6)
Property, plant and equipment, net	234.1	228.1
Goodwill	616.4	569.7
Intangibles, net	228.2	206.0
Other assets	176.5	169.5
TOTAL ASSETS	$2,131.9	$2,098.5

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$178.1	$149.1
Contract liabilities	123.8	119.5
Accrued expenses	185.7	178.7
Income taxes payable	27.6	23.0
Short-term debt	15.5	12.5
Current maturities of long-term debt	0.1	0.1
Total current liabilities	530.8	482.9
Long-term debt	397.6	397.3
Deferred and other income taxes	43.0	36.6
Other long-term liabilities	117.7	117.5
Total long-term liabilities	558.3	551.4
Commitments and contingent liabilities (Note 13)
Mezzanine equity	3.4	3.4
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,921,450 issued and 42,055,959 outstanding at July 3, 2021, and 43,394,547 issued and 42,157,504 outstanding at December 31, 2020	0.4	0.4
Paid-in capital	1,720.2	1,696.9
Accumulated deficit	(341.5)	(363.3)
Accumulated other comprehensive loss	(251.9)	(226.4)
Common stock in treasury (1,865,491 shares at July 3, 2021, and 1,237,043 shares at December 31, 2020)	(86.9)	(46.2)
Total SPX FLOW, Inc. shareholders' equity	1,040.3	1,061.4
Noncontrolling interests	(0.9)	(0.6)
Total equity	1,039.4	1,060.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,131.9	$2,098.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three Months Ended July 3, 2021
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at April 3, 2021	42.3	$0.4	$1,710.1	$(348.5)	$(265.9)	$(62.5)	$1,033.6	$(0.4)	$1,033.2
Net income	—	—	—	10.8	—	—	10.8	0.2	11.0
Other comprehensive income (loss), net	—	—	—	—	14.0	—	14.0	(0.1)	13.9
Stock-based compensation expense	—	—	3.0	—	—	—	3.0	—	3.0
Exercise of stock options	0.1		7.2	—	—	—	7.2	—	7.2
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	(0.1)	—	—	0.2	0.1	—	0.1
Common stock repurchases	(0.3)	—	—	—	—	(24.6)	(24.6)	—	(24.6)
Dividends declared ($0.09 per share)	—	—	—	(3.8)	—	—	(3.8)	—	(3.8)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at July 3, 2021	42.1	$0.4	$1,720.2	$(341.5)	$(251.9)	$(86.9)	$1,040.3	$(0.9)	$1,039.4

	Three months ended June 27, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at March 28, 2020	42.6	$0.4	$1,681.0	$(374.5)	$(490.8)	$(25.7)	$790.4	$8.8	$799.2
Net income (loss)	—	—	—	(25.1)	—	—	(25.1)	0.2	(24.9)
Other comprehensive income, net	—	—	—	—	30.3	—	30.3	0.2	30.5
Stock-based compensation expense	—	—	3.8	—	—	—	3.8	—	3.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	0.1	—	—	(0.5)	(0.4)	—	(0.4)
Common stock repurchases	(0.2)	—	—	—	—	(6.2)	(6.2)	—	(6.2)
Adjustment from mezzanine equity	—	—	1.7	—	—	—	1.7	—	1.7
Disposition of discontinued operations	—	—	—	—	178.2	—	178.2	(1.2)	177.0
Balance at June 27, 2020	42.5	$0.4	$1,686.6	$(399.6)	$(282.3)	$(32.4)	$972.7	$8.0	$980.7

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Six months ended July 3, 2021
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2020	42.2	$0.4	$1,696.9	$(363.3)	$(226.4)	$(46.2)	$1,061.4	$(0.6)	$1,060.8
Net income	—	—	—	29.4	—	—	29.4	0.3	29.7
Other comprehensive loss, net	—	—	—	—	(25.5)	—	(25.5)	—	(25.5)
Stock-based compensation expense	—	—	5.8	—	—	—	5.8	—	5.8
Exercise of stock options	0.3	—	17.6	—	—	—	17.6	—	17.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	(0.1)	—	—	(6.2)	(6.3)	—	(6.3)
Common stock repurchases	(0.5)	—	—	—	—	(34.5)	(34.5)	—	(34.5)
Dividends declared ($0.18 per share)	—	—	—	(7.6)	—	—	(7.6)	—	(7.6)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at July 3, 2021	42.1	$0.4	$1,720.2	$(341.5)	$(251.9)	$(86.9)	$1,040.3	$(0.9)	$1,039.4

	Six months ended June 27, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
Net income (loss)	—	—	—	(30.4)	—	—	(30.4)	0.3	(30.1)
Other comprehensive loss, net	—	—	—	—	(34.0)	—	(34.0)	(0.4)	(34.4)
Stock-based compensation expense	—	—	7.8	—	—	—	7.8	—	7.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	0.1	—	—	(6.9)	(6.8)	—	(6.8)
Common stock repurchases	(0.2)	—	—	—	—	(6.2)	(6.2)	—	(6.2)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Adjustment from mezzanine equity	—	—	1.7	—	—	—	1.7	—	1.7
Disposition of discontinued operations	—	—	—	—	178.2	—	178.2	(1.2)	177.0
Balance at June 27, 2020	42.5	$0.4	$1,686.6	$(399.6)	$(282.3)	$(32.4)	$972.7	$8.0	$980.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six months ended
	July 3, 2021	June 27, 2020
Cash flows from (used in) operating activities:
Net income (loss)	$29.7	$(30.1)
Less: Loss from discontinued operations, net of tax	(0.9)	(36.7)
Income from continuing operations	30.6	6.6
Adjustments to reconcile income from continuing operations to net cash from (used in) operating activities:
Restructuring and other related charges	13.5	7.4
Asset impairment charges	—	2.7
Deferred income taxes	7.7	18.8
Depreciation and amortization	22.0	20.0
Stock-based compensation	5.8	7.0
Pension and other employee benefits	0.6	0.7
Losses (gains) on asset sales and other, net	(0.3)	0.4
Gains on changes in fair value of investment in equity security	(7.5)	(5.3)
Changes in operating assets and liabilities, net of effects from business acquisitions and discontinued operations:
Accounts receivable and other assets	(19.5)	28.3
Contract assets and liabilities, net	1.9	3.3
Inventories	(27.7)	(29.1)
Accounts payable, accrued expenses and other	14.7	(63.6)
Cash spending on restructuring actions	(7.9)	(4.7)
Net cash from (used in) continuing operations	33.9	(7.5)
Net cash used in discontinued operations	(0.7)	(6.4)
Net cash from (used in) operating activities	33.2	(13.9)
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	0.6	0.2
Capital expenditures	(14.4)	(11.8)
Business acquisitions, net of cash acquired of $4.5, in the six months ended July 3, 2021	(102.6)	—
Net cash used in continuing operations	(116.4)	(11.6)
Net cash from discontinued operations (includes proceeds from disposition of $406.2, less cash and restricted cash disposed of $7.3, in the six months ended June 27, 2020)	—	393.4
Net cash from (used in) investing activities	(116.4)	381.8
Cash flows used in financing activities:
Borrowings under (repayments of) purchase card program, net	2.8	(4.8)
Repayments of other financing arrangements	(1.2)	(0.3)
Purchases of common stock	(34.5)	(6.2)
Minimum withholdings paid on behalf of employees for net share settlements, net	(6.3)	(6.8)
Proceeds from the exercise of employee stock options	17.6	—
Dividends paid (includes noncontrolling interests distribution of $1.2 in the six months ended June 27, 2020)	(3.8)	(1.2)
Purchase of noncontrolling interest	(0.6)	—
Net cash used in continuing operations	(26.0)	(19.3)
Net cash used in discontinued operations	—	(0.3)
Net cash used in financing activities	(26.0)	(19.6)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(8.2)	5.4
Net change in cash, cash equivalents and restricted cash	(117.4)	353.7
Consolidated cash, cash equivalents and restricted cash, beginning of period	441.6	303.4
Consolidated cash, cash equivalents and restricted cash, end of period	$324.2	$657.1

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	July 3, 2021	June 27, 2020
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$324.1	$657.1
Restricted cash included in other current assets	0.1	—
Consolidated cash, cash equivalents and restricted cash	$324.2	$657.1
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two reportable segments: the Nutrition and Health segment and the Precision Solutions segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment. During July 2021, the Company renamed its former "Industrial" segment to the "Precision Solutions" segment. Accordingly, all current and comparative period financial information for these segments has been presented as the Nutrition and Health segment and the Precision Solutions segment in this Quarterly Report on Form 10-Q. Other than the changes in name, there were no changes to the segments and there has been no change to prior period financial information of the segments. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only and are denoted in millions of U.S. dollars. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments.
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
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts are expected to continue, to a lesser degree, in future quarters of 2021, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets or a material change in the estimate of any contingent amounts recorded in our condensed consolidated balance sheet as of July 3, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
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
(3)    BUSINESS ACQUISITIONS, DISPOSALS AND DISCONTINUED OPERATIONS
Business Acquisitions
On August 1, 2020, the Company completed the acquisition of POSI LOCK, Inc ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their fair values based on expert valuations and management estimates and its results are reported in the Company's Precision Solutions segment. Goodwill and intangible assets are expected to be fully deductible for tax purposes. The pro forma effects of the acquisition of POSI LOCK were not material to our condensed consolidated results of operations for the three and six months ended June 27, 2020.
On January 18, 2021, the Company completed the acquisition of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a public company listed on the Nasdaq Helsinki, for a cash payment of $38.0, net of cash acquired of $2.9. UTG Mixing Group is a producer of various mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets and its results are reported in the Company's Precision Solutions segment. The acquisition of UTG Mixing Group brings additional product, technology and technical expertise to the Company’s global portfolio of mixing products and process solutions, and will enable the Company to expand its sales network for existing mixer product lines and increase its European market presence with the addition of new mixer product brands. During the first quarter of 2021, the Company initiated a squeeze-out process prescribed by Finnish law pursuant to which the Company (a) acquired the remaining outstanding shares in UTG Mixing Group and (b) delisted the shares of UTG Mixing Group from the Nasdaq Helsinki. This process was finalized in the second quarter of 2021, with the remaining shares of UTG Mixing Group being delisted from the Nasdaq Helsinki effective June 1, 2021. Transaction costs related to the UTG Mixing Group acquisition were $1.2 and were recognized as a component of "Selling, General and Administrative" expense in the accompanying condensed consolidated statements of operations.
Purchase accounting related to this acquisition was substantially completed during the second quarter of 2021. The assets acquired and liabilities assumed in the UTG Mixing Group acquisition are recorded at their fair values based on expert valuations and management estimates. The excess of the purchase price over the aggregate fair values of the net assets recognized was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of July 3, 2021. Goodwill and intangible assets are not deductible for non-U.S. tax purposes. The Company intends to make an election under Internal Revenue Code Section 338, which will treat the purchase as an asset acquisition for U.S. tax purposes. As a result, the goodwill and intangibles will be deductible for computing the U.S. tax on the earnings of non-U.S. subsidiaries.
On May 12, 2021, the Company completed the acquisition of Philadelphia Mixing Solutions, Ltd. ("Philadelphia Mixing"), a manufacturer of in-tank mixing solutions and provider of various technical services and field support, and its results are reported in the Company's Precision Solutions segment. The acquisition of Philadelphia Mixing brings additional opportunity for synergy and growth through broadening the Company's portfolio of comprehensive mixing solutions for customers in the chemical, water and wastewater, energy, and nutrition and health markets. Additionally, this acquisition will enable the Company to expand its sales network for existing mixer product lines and increase its overall market presence. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $64.6, net of cash acquired of $1.6. The purchase price remains subject to adjustment based on a customary period of review between the Company and seller of the levels of net working capital, cash and debt, and deductions, which we expect to conclude in the third quarter of 2021. Transaction costs related to the Philadelphia Mixing acquisition were $2.1 and were recognized as a component of "Selling, General and Administrative" expense in the accompanying condensed consolidated statements of operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The assets acquired and liabilities assumed in the Philadelphia Mixing acquisition are recorded at their fair values based on preliminary expert valuations and management estimates, and are subject to change when these estimates are finalized. Goodwill and intangible assets related to the U.S. business are expected to be fully deductible for U.S. tax purposes. However, goodwill and intangible assets related to the non-U.S. businesses are not deductible for non-U.S. tax purposes. Additionally, the Company intends to make an election under Internal Revenue Code Section 338, which will treat the purchase of the non-U.S. subsidiaries as an asset acquisition for U.S. tax purposes. As a result, the goodwill and intangibles will be deductible for computing the U.S. tax on the earnings of non-U.S. subsidiaries.
A summary of the purchase price paid for UTG Mixing Group and Philadelphia Mixing follows:

	UTG Mixing Group As of January 18, 2021	Philadelphia Mixing As of May 12, 2021
Assets acquired:
Current assets, including cash and equivalents of $2.9 and $1.6, respectively	$9.7	$21.8
Property, plant and equipment	2.5	5.4
Goodwill	23.4	33.7
Intangibles	14.3	16.0
Other assets	1.6	2.9
Total assets acquired	51.5	79.8

Liabilities assumed:
Current liabilities assumed	(5.4)	(10.9)
Long-term liabilities assumed	(5.2)	(2.7)
Total liabilities assumed	(10.6)	(13.6)

Net assets acquired	$40.9	$66.2
Pro Forma Financial Information
The following pro forma financial information presents the combined results of operations of the Company, UTG Mixing Group and Philadelphia Mixing for the three and six months ended July 3, 2021 and June 27, 2020 as if the acquisitions had been completed on January 1, 2020. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisitions been completed on this date. In addition, the pro forma financial information is not indicative of, nor does it purport to project, the Company's future financial results. The pro forma financial information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions.

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$388.8	$323.9	$764.3	$625.0
Income (loss) from continuing operations before income taxes	20.4	8.6	45.3	(1.2)
Income (loss) from continuing operations, net of tax	6.9	5.3	24.0	(2.0)
The pro forma information presented above reflects the following adjustments related to UTG Mixing Group and Philadelphia Mixing results, prior to their respective dates of acquisition:
Fair Value Adjustments - Pre-tax costs related to (i) intangible amortization expense and (ii) amortization of the increase to fair value of acquired inventories, collectively, of $2.2, $3.6, $4.9 and $7.2 are reflected in the pro forma information for the three months ended July 3, 2021 and June 27, 2020, and the six month periods then ended, respectively. Pre-tax effects related to fair value adjustments of the acquired businesses’ property, plant and equipment were not significant for the respective periods.
Acquisition-Related Costs - Pre-tax costs related to the acquisitions of $3.3 are reflected in the pro forma information for the six months ended June 27, 2020.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Accounting Policy Adjustments - The primary effect of changes to accounting policies of the acquired businesses, which have been applied since their respective dates of acquisition, relates to the Company’s application of its revenue recognition policies, including primarily the accounting for certain customer contracts over time which were previously accounted for by the acquired businesses at a point in time. The effects of the application of revenue recognition and other accounting policies of the Company to the acquired businesses were not significant for any of the periods presented above.
Income Tax Considerations - Prior to its acquisition by SPX FLOW, the U.S. legal entity of Philadelphia Mixing was a qualified subchapter S subsidiary and its income (loss) was passed through to the owners of its former parent company. Under SPX FLOW's legal entity structure, the U.S. operations of Philadelphia Mixing are required to be tax-effected. In consideration of this, as well as SPX FLOW's applicable effective tax rates in the non-U.S. jurisdictions where Philadelphia Mixing operates, a blended 20.0% effective tax rate has been applied to Philadelphia Mixing's pro forma results for all periods prior to its acquisition by the Company.
Business Disposals
In November 2020, we completed the sale of a business in our Asia Pacific region, which had been included in the Precision Solutions reportable segment, to a third-party buyer for total proceeds of $4.7, net of cash disposed, which resulted in a pre-tax loss of $4.2 during the fourth quarter of 2020. During the first quarter of 2021, we substantially completed negotiations with the buyer related to the closing-date net-working-capital adjustment, which did not significantly impact our estimate of the pre-tax loss previously recorded. We finalized the agreement and paid the related purchase price adjustment in the second quarter of 2021.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
On March 30, 2020, the Company completed the sale of substantially all Disposal Group businesses and received proceeds from the Buyer of $406.2, based on an estimate of certain adjustments to the gross purchase price as of the closing date as discussed further above and, to a lesser extent, certain fees. The consummation of the sale to the Buyer of a remaining business based in India remained subject to regulatory approvals at that time. As noted above, finalization of the purchase price with the Buyer remained subject to a customary period of review between the parties. We recorded a pre-tax loss on Disposal Group of $2.0 during our second quarter of 2020 related to estimated working capital adjustments and reflective of ongoing discussions with the Buyer at that time. The substantial portion of “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations”, as well as cumulative foreign currency translation adjustment of $178.2 (previously included in the Company’s "Accumulated Other Comprehensive Loss" ("AOCL") balance) and “Noncontrolling Interests” of $1.2, which were removed from our consolidated balance sheet during the second quarter of 2020 in connection with completion of the sale, equaled the net proceeds received upon consummation of the Transaction.
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
Other Sale Agreement Considerations
The Sale Agreement includes certain indemnification obligations which we believe are customary for transactions of this nature, including for certain tax obligations, to the extent such obligations relate to fiscal periods prior to the closing date and exceed amounts which were provided for in the balance sheet of the Disposal Group at closing.
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services. Income from such services of $0.5 and $1.5 during the three and six months ended July 3, 2021, respectively, and of $1.5 during the three and six months ended June 27, 2020, was recognized as a component of "Other income, net".

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Results and Significant Non-cash Operating Items and Capital Expenditures of Discontinued Operations:
    Losses from discontinued operations for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues	$—	$0.7	$—	$111.4
Cost of products sold(1)	—	0.5	—	75.8
Gross profit	—	0.2	—	35.6
Selling, general and administrative(1)	0.3	0.8	0.3	31.5
Loss on Disposal Group(2)	—	2.0	0.4	10.5
Restructuring and other related charges	—	—	—	0.3
Operating loss	(0.3)	(2.6)	(0.7)	(6.7)

Other expense, net	—	—	—	(0.3)
Interest expense, net(3)	—	—	—	(1.6)
Loss from discontinued operations before income taxes	(0.3)	(2.6)	(0.7)	(8.6)
Income tax provision(4)	(0.3)	(29.0)	(0.2)	(28.1)
Loss from discontinued operations, net of tax	(0.6)	(31.6)	(0.9)	(36.7)
Less: Loss attributable to noncontrolling interests	—	—	—	(0.1)
Loss from discontinued operations, net of tax and noncontrolling interests	$(0.6)	$(31.6)	$(0.9)	$(36.6)
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
(3)In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s senior notes, senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 for the six months ended June 27, 2020. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period.
(4)During the three and six months ended July 3, 2021, we recorded an income tax provision of $0.3 and $0.2, respectively, on $0.3 and $0.7 of pre-tax loss from discontinued operations. This compares to an income tax provision for the three and six months ended June 27, 2020 of $29.0 and $28.1, respectively, on $2.6 and $8.6 of pre-tax loss from discontinued operations. Among other items, the income tax provision for the three months ended June 27, 2020 was impacted by income tax charges of (i) $32.1 composed of U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent and (ii) $1.6 in reduction of the benefit to be realized through the disposition of held-for-sale assets, which were partially offset by an income tax benefit of $4.9 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the six months ended June 27, 2020 also included the effect from the first quarter of 2020 that the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group was to be recognized. As such, only $1.2 of tax benefit was recognized on the $8.6 pre-tax loss on Disposal Group.
The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the six months ended July 3, 2021 and June 27, 2020:

	Six months ended
	July 3, 2021	June 27, 2020
Loss on Disposal Group(1)	$0.4	$10.5
Capital expenditures	—	(5.5)
Proceeds on disposition of Disposal Group (2)	—	398.9

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the six months ended June 27, 2020.
(2)As noted above, proceeds of $406.2 were received from the Buyer during the six months ended June 27, 2020. Net of cash and restricted cash of $7.3 included in the net assets of the Disposal Group which were sold as of March 30, 2020, cash flows of $398.9 were realized upon disposition of the Disposal Group (excluding consummation of the sale of a business based in India, as noted above).

(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We innovate with customers to help feed and enhance the world by designing, delivering and servicing high-value process solutions at the heart of growing and sustaining our diverse communities with operations in over 30 countries and sales in over 140 countries around the world. The Company's product offering is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and precision solutions markets.
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
Nutrition and Health
The Nutrition and Health reportable segment operates in a regulated, global industry with customers who demand highly engineered process solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include homogenizers, pumps, valves, separators and heat exchangers. We also design and assemble process systems that integrate many of these products for our customers. Key brands include APV, Gerstenberg Schroeder, Seital and Waukesha Cherry-Burrell.
Precision Solutions
The Precision Solutions reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jamix, Jemaco, Johnson Pump, LIGHTNIN, Philadelphia Mixing Solutions, POSI LOCK, Power Team, Stelzer, Stone and Uutechnic.
Corporate Expense
Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Reportable Segment Financial Data
Financial data for our reportable segments for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues:
Nutrition and Health	$168.3	$144.7	$339.9	$282.5
Precision Solutions	213.3	163.4	405.5	315.1
Total revenues	$381.6	$308.1	$745.4	$597.6

Income:
Nutrition and Health	$26.4	$19.1	$55.0	$38.5
Precision Solutions	23.6	19.9	45.0	29.3
Total income for reportable segments	50.0	39.0	100.0	67.8

Corporate expense	16.6	19.0	31.3	34.5
Pension and postretirement service costs	0.2	0.2	0.4	0.4
Asset impairment charges(1)	—	0.8	—	2.7
Restructuring and other related charges	4.3	4.8	13.5	7.4
Consolidated operating income	$28.9	$14.2	$54.8	$22.8
(1)Asset impairment charges of $0.8 during the three months ended June 27, 2020 resulted from management’s decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S., as well as in our EMEA and Asia Pacific regions. Charges for the six months ended June 27, 2020 included these charges as well as asset impairment charges of $1.9 which resulted from management's decision, during the first quarter of 2020, to discontinue a product line within the Precision Solutions reportable segment.
(5)     REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the related cash flows, is noted in further detail below.
Revenues Recognized Over Time
The following table provides revenues recognized over time by reportable segment for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Revenues recognized over time:
Nutrition and Health	$80.1	$56.1	$151.3	$101.1
Precision Solutions	19.3	9.7	30.8	15.7
Total revenues recognized over time	$99.4	$65.8	$182.1	$116.8

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Disaggregated Information about Revenues
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE and aftermarket revenues by reportable segment for the three and six months ended July 3, 2021 and June 27, 2020:

	Three months ended July 3, 2021			Three months ended June 27, 2020
	Original Equipment	Aftermarket	Total Revenues	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$109.8	$58.5	$168.3	$89.2	$55.5	$144.7
Precision Solutions	145.8	67.5	213.3	104.0	59.4	163.4
Total revenues	$255.6	$126.0	$381.6	$193.2	$114.9	$308.1

	Six months ended July 3, 2021			Six months ended June 27, 2020
	Original Equipment	Aftermarket	Total Revenues	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$216.8	$123.1	$339.9	$170.0	$112.5	$282.5
Precision Solutions	274.7	130.8	405.5	198.9	116.2	315.1
Total revenues	$491.5	$253.9	$745.4	$368.9	$228.7	$597.6
Contract Balances
Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	July 3, 2021	December 31, 2020	Change(1)
Contract accounts receivable(2)	$242.0	$219.8	$22.2
Contract assets	23.3	24.4	(1.1)
Contract liabilities	(123.8)	(119.5)	(4.3)
Net contract balance	$141.5	$124.7	$16.8
(1)    The $16.8 increase in our net contract balance from December 31, 2020 to July 3, 2021 was primarily due to (i) an increase in volume of revenues recognized at a point in time, partially due to the reduced adverse effects of the COVID-19 pandemic on the business during the six months ended July 3, 2021, (ii) the timing of advance and milestone payments received on certain Nutrition and Health contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts, and (iii) an increase in net contract balance related to the acquisitions of UTG Mixing Group and Philadelphia Mixing during the six months ended July 3, 2021.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the three months ended July 3, 2021 and June 27, 2020, we recognized revenues of $26.8 and $28.1 related to contract liabilities outstanding as of December 31, 2020 and 2019, respectively. During the six months ended July 3, 2021 and June 27, 2020, we recognized revenues of $75.0 and $70.6 related to contract liabilities outstanding as of December 31, 2020 and 2019, respectively.
Contract Costs
As of July 3, 2021 and December 31, 2020, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in the accompanying condensed consolidated balance sheets.
Remaining Performance Obligations
As of July 3, 2021 and June 27, 2020, the aggregate amount of our remaining performance obligations was $608.5 and $546.3, respectively. The Company expects to recognize revenue on approximately 93% and substantially all of our remaining performance obligations outstanding as of July 3, 2021 within the next 12 and 24 months, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(6)     RESTRUCTURING AND OTHER RELATED CHARGES
Fiscal 2021 Global Cost Productivity Program
In February 2021, we announced a global cost productivity program focused primarily on a reduction of our "Selling, general and administrative" ("SG&A") costs. The intent of this productivity initiative is to reduce our overall cost of doing business, including a plan to achieve $30.0 of annualized SG&A cost savings by the end of 2022 while simultaneously realigning our cost structure to support profitable growth. In connection with this program, we incurred $4.3 and $13.5 of restructuring and other related charges during the three and six months ended July 3, 2021, respectively. Such charges related primarily to severance and other costs associated with commercial, engineering, and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
Restructuring and other related charges for the three and six months ended July 3, 2021 and June 27, 2020 were as follows:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Nutrition and Health	$2.6	$1.5	$5.3	$2.0
Precision Solutions	1.1	2.8	5.1	4.6
Other	0.6	0.5	3.1	0.8
Total	$4.3	$4.8	$13.5	$7.4
Restructuring and Other Related Charges By Reportable Segment
Nutrition and Health — Charges for the three and six months ended July 3, 2021 related primarily to costs associated with the global restructuring program described above.
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
Precision Solutions — Charges for the three and six months ended July 3, 2021 related primarily to costs associated with the global restructuring program described above.
Charges for the three months ended June 27, 2020 related primarily to severance and other costs associated with (1) the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions, (2) a reduction in force of certain commercial employees based in our EMEA region, (3) a reduction in force of certain functional support employees based primarily in EMEA, and (4) the closure of a legal entity based in Angola.
Charges for the six months ended June 27, 2020 related to the above costs as well as severance and other costs associated primarily with reductions in force of certain engineering, commercial, and other functional support employees within the segment, across all regions in which the segment operates.
Other — Charges for the three and six months ended July 3, 2021 related primarily to costs associated with the global restructuring program described above.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the six months ended July 3, 2021 and June 27, 2020:

	Six months ended
	July 3, 2021	June 27, 2020
Balance at beginning of year	$7.3	$7.6
Restructuring and other related charges(1)	13.1	7.1
Balance assumed in business acquisitions	0.2	—
Utilization — cash	(7.9)	(4.7)
Currency translation adjustment and other	(0.1)	0.5
Balance at end of period	$12.6	$10.5
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.4 and $0.3 for the six months ended July 3, 2021 and June 27, 2020, respectively.
(7)    INVENTORIES, NET
Inventories at July 3, 2021 and December 31, 2020 comprised the following:

	July 3, 2021	December 31, 2020
Finished goods	$93.4	$86.1
Work in process	50.1	39.1
Raw materials and purchased parts	102.9	81.9
Total FIFO cost	246.4	207.1
Excess of FIFO cost over LIFO inventory value	(7.8)	(7.8)
Total inventories	$238.6	$199.3
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 12% and 11% of total inventory at July 3, 2021 and December 31, 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(8)    GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the six months ended July 3, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations(1)	Impairments	Foreign Currency Translation and Other	July 3, 2021
Nutrition and Health	$270.2	$—	$—	$(6.8)	$263.4
Precision Solutions(2)	299.5	57.1	—	(3.6)	353.0
Total	$569.7	$57.1	$—	$(10.4)	$616.4
(1)Reflects goodwill that arose from the acquisitions of UTG Mixing Group and Philadelphia Mixing during the six months ended July 3, 2021. See Note 3 for further discussion regarding the status of estimates of the fair values of assets acquired and liabilities assumed as of July 3, 2021 in connection with these acquisitions.
(2)The carrying amount of goodwill included $134.3 and $134.6 of accumulated impairments as of July 3, 2021 and December 31, 2020, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
We completed our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized) during the fourth quarter of 2020. The annual goodwill impairment tests indicated significant excess fair value over the carrying value of both of our reporting units. In consideration of (i) the order trends, business performance and operating results of our reporting units during the second quarter of 2021, as well as (ii) generally favorable global developments associated with the COVID-19 pandemic during the first half of 2021, we do not expect the ongoing adverse impacts of the COVID-19 pandemic to have significantly affected the assumptions underlying our long-term revenue and cash flow growth rates, operating models or business strategies that comprised the assumptions utilized in our fourth quarter of 2020 annual impairment tests.
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
Other Intangibles, Net
Identifiable intangible assets were as follows:

	July 3, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$140.1	$(111.3)	$28.8	$131.1	$(108.5)	$22.6
Technology	71.7	(52.9)	18.8	65.8	(52.4)	13.4
Patents	5.4	(4.7)	0.7	5.5	(4.6)	0.9
Other	12.6	(8.5)	4.1	8.7	(8.7)	—
	229.8	(177.4)	52.4	211.1	(174.2)	36.9
Trademarks with indefinite lives	175.8	—	175.8	169.1	—	169.1
Total	$405.6	$(177.4)	$228.2	$380.2	$(174.2)	$206.0
As of July 3, 2021, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $17.5 in Nutrition and Health and $34.9 in Precision Solutions. Trademarks with indefinite lives consisted of the following by reportable segment: $101.4 in Nutrition and Health and $74.4 in Precision Solutions.
As of July 3, 2021, the gross carrying values of identifiable intangible assets acquired in connection with the UTG Mixing Group and Philadelphia Mixing acquisitions consummated during the first half of 2021 included customer relationships of $11.4, technology of $7.4, other intangibles with determinable lives of $5.1 (consisting of backlog and noncompete agreements), and trademarks of $6.4. See Note 3 for further discussion regarding the status of our estimates of the fair values of identifiable intangible assets as of July 3, 2021 related to these acquisitions.
No intangible asset impairment charges were recorded during the six months ended July 3, 2021 or June 27, 2020. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during the six months ended July 3, 2021 related to foreign currency translation.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Tangible Long-Lived Asset Impairment Charges
As discussed in Note 4, asset impairment charges of $0.8 during the three months ended June 27, 2020 resulted from management's decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions. Such charges related to the real property and, to a lesser extent, certain machinery and equipment of the facility. Charges for the six months ended June 27, 2020 include these charges as well as asset impairment charges of $1.9 incurred during the first quarter of 2020 which resulted from management's decision to discontinue a product line within the Precision Solutions reportable segment. Such charges related to certain machinery and equipment of the segment. No asset impairment charges were recorded during the three or six months ended July 3, 2021.
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
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three and six months ended July 3, 2021 and June 27, 2020 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$0.2	0.2	$—	$—	$0.2	$0.2	Selling, general and administrative
Interest cost	—	0.1	0.1	—	0.1	0.1	Other income, net
Total net periodic benefit expense	$0.2	$0.3	$0.1	$—	$0.3	$0.3

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Six Months Ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Service cost	$0.4	0.4	$—	$—	$0.4	$0.4	Selling, general and administrative
Interest cost	—	0.2	0.2	0.1	0.2	0.3	Other income, net
Total net periodic benefit expense	$0.4	$0.6	$0.2	$0.1	$0.6	$0.7

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(10)    INDEBTEDNESS
Debt at July 3, 2021 and December 31, 2020 was comprised of the following:

	July 3, 2021	December 31, 2020
Term loan, due in June 2022	$100.0	$100.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	16.0	13.0
Less: deferred financing fees(2)	(2.8)	(3.1)
Total debt	413.2	409.9
Less: short-term debt	15.5	12.5
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.6	$397.3
(1)Primarily includes finance lease obligations of $0.5 and $0.5 and balances under a purchase card program of $15.3 and $12.5 as of July 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
A detailed description of our senior credit facilities and senior notes is included in our consolidated financial statements included in our 2020 Annual Report on Form 10-K.
The interest rate of outstanding borrowings under our term loan, due June 2022, was approximately 1.5% at July 3, 2021 and December 31, 2020.
At July 3, 2021, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at July 3, 2021, we had $98.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $51.2 reserved for outstanding bank guarantees. In addition, we had $2.1 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At July 3, 2021, in addition to the revolving lines of credit described above, we had approximately $6.0 of letters of credit outstanding under separate arrangements in China and India.
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
At July 3, 2021, we were in compliance with all covenants of our senior credit facilities and senior notes.
See Note 16 for information regarding certain subsequent events impacting the Company's indebtedness, including (i) our notification to bondholders of our irrevocable intent to redeem the full principal amount of our senior notes during the third quarter of 2021, and (ii) an amendment to our senior credit facilities executed during the third quarter of 2021.

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
We had FX forward contracts with an aggregate notional amount of $34.3 and $40.7 outstanding as of July 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.2 and $5.5 at July 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of July 3, 2021 and December 31, 2020. The net losses recorded in “Other income, net” related to FX losses totaled $0.5 and $1.0 for the three months ended July 3, 2021 and June 27, 2020, respectively, and $0.6 and $1.8 for the six months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities) at July 3, 2021 and December 31, 2020, respectively.
(12)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Weighted-average shares outstanding, basic	41.822	42.397	41.910	42.524
Dilutive effect of share-based awards	0.018	0.108	0.044	0.179
Weighted-average shares outstanding, dilutive(1)	41.840	42.505	41.954	42.703
(1)Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.000 and 0.154 for the three months ended July 3, 2021 and June 27, 2020, respectively, and 0.000 and 0.123 for the six months then ended, respectively. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.070 and 0.215 for the three months ended July 3, 2021 and June 27, 2020, respectively, and 0.070 and 0.193 for the six months then ended, respectively. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares were 0.342 for the three and six months ended June 27, 2020, respectively. No stock options outstanding were excluded from the computation of diluted income per share for the three and six months ended July 3, 2021.
Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 1.763 unissued shares of our common stock were available for future grant as of July 3, 2021. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Eligible employees, including officers, were granted 2021 target performance awards, primarily during the three months ended April 3, 2021, that vest subject to attainment of certain performance vesting criteria. Such awards are generally subject to the employees’ continued employment during the three-year vesting period, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2021 target performance awards is based on SPX FLOW shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year period from January 1, 2021 through December 31, 2023. In the event of vesting, the 2021 target performance awards based on shareholder return performance generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2024, other than for tax withholding. These target performance awards were issued as restricted stock units to eligible employees, including officers.
In addition, certain eligible employees, including officers, were granted 2021 target performance awards primarily during the three months ended April 3, 2021 that vest subject to attainment of stated operating income margin threshold (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2023 (including eligible employees’ continued employment during the measurement period). These target performance awards were issued as restricted stock units to eligible employees, including officers.
Eligible employees, including officers, also were granted 2021 awards, primarily during the three months ended April 3, 2021, that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such period. In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination. These awards were issued as restricted stock units to eligible employees, including officers.
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
Restricted stock unit awards granted to eligible employees, including officers, primarily during the three months ended April 3, 2021, include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and six months ended July 3, 2021 and June 27, 2020, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

	Three months ended		Six months ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Stock-based compensation expense - continuing and discontinued operations	$3.0	$3.8	5.8	7.8
Less: stock-based compensation expense recognized in discontinued operations	—	—	—	0.8
Stock-based compensation expense recognized in continuing operations	3.0	3.8	5.8	7.0
Income tax benefit	(0.6)	(0.8)	(1.0)	(1.6)
Stock-based compensation expense, net of income tax benefit	$2.4	$3.0	$4.8	$5.4
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
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the six months ended July 3, 2021:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	0.931	$37.03
Granted	0.322	66.99
Vested	(0.292)	39.61
Forfeited and other	(0.154)	43.40
Outstanding at July 3, 2021	0.807	$46.84
As of July 3, 2021, there was $27.8 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 2.1 years.
Stock Options
There were 0.016 and 0.301 of SPX FLOW stock options outstanding as of July 3, 2021 and December 31, 2020, respectively, all of which were exercisable as of July 3, 2021 and December 31, 2020. The decrease in the first six months of 2021 was due to stock options exercised during the period. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of July 3, 2021.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of July 3, 2021 and December 31, 2020 was foreign currency translation adjustment. See the condensed consolidated statements of comprehensive income (loss) for changes in AOCL for the three and six months ended July 3, 2021 and June 27, 2020, and Note 3 for further discussion regarding amounts reclassified out of AOCL during the three and six months ended June 27, 2020 in connection with the disposition of the Disposal Group.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Common Stock in Treasury
    During the six months ended July 3, 2021 and June 27, 2020, “Common stock in treasury” was increased by $6.2 and $6.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
During the three and six months ended July 3, 2021, we repurchased 0.373 and 0.531 shares of our common stock for cash consideration of $24.6 and $34.5, respectively, in accordance with a share repurchase program authorized by our Board of Directors for the purchase of up to $150.0 shares of our common stock on or before December 31, 2021. As of July 3, 2021, there remained approximately $95.6 in shares available to be purchased by the Company under the share repurchase program.
Dividends
On March 10, 2021, we announced the declaration of a quarterly dividend on our common stock of $0.09 per share, paid on April 14, 2021 to stockholders of record as of the close of business on March 24, 2021. On June 17, 2021, we announced the declaration of a quarterly dividend on our common stock of $0.09 per share, paid on July 14, 2021 to stockholders of record as of the close of business on June 30, 2021. The accrual of the dividend payable of $3.8 is reflected in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of July 3, 2021.
Noncontrolling Interests
During the second quarter of 2021, the Company executed an agreement with noncontrolling interest shareholders in a joint venture wherein the Company acquired all outstanding noncontrolling shares for $0.6 in cash. The noncontrolling interest was reduced by the consideration paid for these shares during the three months ended July 3, 2021.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 15.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
We have $3.4 of current exercise value of put options outstanding as of July 3, 2021 and December 31, 2020 related to a different foreign subsidiary than that discussed above and all of which became exercisable during 2020. The carrying value of such put options is recorded based on our best estimate of the ultimate redemption value of the put options. If and when such options are exercised, we expect to settle the option value in cash.
(14)    INCOME TAXES
Unrecognized Tax Benefits
As of July 3, 2021, we had gross unrecognized tax benefits of $17.0 (net unrecognized tax benefits of $16.1), of which $11.0, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of July 3, 2021, gross accrued interest totaled $1.1 (net accrued interest of $1.0), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended July 3, 2021, we recorded an income tax provision of $14.7 on $26.3 of pre-tax income, resulting in an effective tax rate of 55.9%. This compares to an income tax provision for the three months ended June 27, 2020 of $3.9 on $10.6 of pre-tax income, resulting in an effective tax rate of 36.8%. The effective tax rate for the second quarter of 2021 was impacted by income tax charges of (i) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (ii) $1.8 resulting from losses occurring in the quarter in certain jurisdictions where the benefit of those losses is not expected to be realized, and (iii) $1.0 related to transfer pricing adjustments.
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
During the six months ended July 3, 2021, we recorded an income tax provision of $23.0 on $53.6 of pre-tax income, resulting in an effective tax rate of 42.9%. This compares to an income tax provision for the six months ended June 27, 2020 of $3.0 on $9.6 of pre-tax income, resulting in an effective tax rate of 31.3%. The effective tax rate for the first six months of 2021 was impacted by income tax charges of (i) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (ii) $3.5 resulting from losses occurring in the first six months of 2021 in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.0 related to transfer pricing adjustments.

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
In connection with the Spin-Off, we and the former Parent entered into a Tax Matters Agreement which, among other matters, addresses the allocation of certain tax adjustments that might arise upon examination of the 2013, 2014 and the pre-Spin-Off portion of the 2015 federal income tax returns of the former Parent. The audit of the federal income tax returns for 2013, 2014 and the pre-Spin-Off portion of 2015 has now been concluded with an immaterial adjustment to the amounts previously reserved.
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
As of July 3, 2021 and December 31, 2020, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of July 3, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We hold an investment in an equity security which is reflected at its net asset value in "Other assets" in our condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020 and the change in our investment, based on the equity security's most recently determined net asset value, is reflected in "Other income, net" in our condensed consolidated statements of operations. The net asset value of our investment, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage of approximately 19.7% and 18.9% at July 3, 2021 and December 31, 2020, respectively, applied to the equity security’s most recently determined net asset value. During the three and six months ended July 3, 2021, we recorded a gain of $2.1 and $7.5, respectively, to “Other income, net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security. As of July 3, 2021 and December 31, 2020, the equity security had an estimated fair value of $34.4 and $26.9, respectively. We are restricted from transferring this investment without approval of the manager of the investee.
During the three and six months ended June 27, 2020, we recorded a gain of $5.3 to "Other income, net" in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security.
The COVID-19 pandemic has had an adverse impact on global economic conditions. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
Mezzanine Equity
To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair values of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option value are reflected as adjustments to “Mezzanine equity” and “Paid-In Capital.” Refer to Note 13 for further discussion.
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
During the three and six months ended June 27, 2020, the Company recorded pre-tax losses of $2.0 and $10.5 respectively, to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (see Note 3 for further details regarding the Sale Agreement). The fair value of the Company’s Disposal Group reflected terms of the Sale Agreement with the Buyer as noted above and, as such, was valued using unobservable inputs (Level 3).

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
At July 3, 2021, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further information regarding the losses on Disposal Group recognized during the three and six months ended June 27, 2020, and Note 8 for further information regarding goodwill and indefinite-lived intangible assets, and the Company’s consideration of the effects of the COVID-19 pandemic on its evaluation of the carrying values of such long-lived assets as of July 3, 2021.
Acquisitions
For the POSI-LOCK acquisition, closed during the third quarter of 2020, the purchase price of $10.0 has been allocated to the assets acquired and liabilities assumed based on expert valuations and management’s estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020.
For the UTG Mixing Group acquisition, closed during the first quarter of 2021, the purchase price of $38.0 net of cash acquired of $2.9, has been allocated to the assets acquired and liabilities assumed based on expert valuations and management's estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of July 3, 2021.
For the Philadelphia Mixing acquisition, closed during the second quarter of 2021, the purchase price of $64.6, net of cash acquired of $1.6, has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of July 3, 2021. The estimates of fair values recognized as of July 3, 2021 are preliminary management estimates and are subject to change when such estimates are finalized.
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of July 3, 2021 and December 31, 2020 were as follows:

	July 3, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$100.0	$100.0	$100.0	$100.0
5.875% senior notes(1)	300.0	309.8	300.0	313.5
Other indebtedness	15.5	15.5	12.5	12.5
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
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020 approximate fair value due to the short-term nature of those instruments.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(16)     SUBSEQUENT EVENTS
Amendment and Restatement of Senior Credit Facilities
On August 3, 2021 (the “Effective Date”), the Company amended and restated its senior credit facilities (which were previously amended and restated on June 27, 2019) with a syndicate of lenders, which provides for committed senior secured financing in an aggregate amount of $960.5, consisting of the following:
•a domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $189.1, with a final maturity of August 3, 2026;
•a global revolving credit facility, available for loans in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $283.6, with a final maturity of August 3, 2026;
•a bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $110.5, with a final maturity of August 3, 2026;
•a new term loan facility in an aggregate principal amount of $100.0, with a final maturity of August 3, 2026; and
•a delayed draw term loan facility in an aggregate principal amount of $277.3, with a final maturity of August 3, 2026.
We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility, increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, and/or the bilateral foreign credit instrument facility and/or incur certain other equivalent indebtedness by an aggregate principal amount not to exceed (x) the greater of (i) $275.0 and (ii) an amount equal to 100% of consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date plus (y) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents) at the date of determination secured by liens to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00 plus (z) an amount equal to all voluntary prepayments of the term loan facility and the delayed draw term loan facility and voluntary prepayments accompanied by permanent commitment reductions of the domestic revolving credit facility, the global revolving credit facility, and the bilateral foreign credit instrument facility.
The Company is the borrower under all of the senior credit facilities, and the Company may designate certain of its foreign subsidiaries to be co-borrowers under the global revolving credit facility and the bilateral foreign credit instrument facility.
All borrowings and other extensions of credit under our senior credit facilities are subject to the satisfaction of customary conditions, including absence of defaults and accuracy in material respects of representations and warranties.
The letters of credit under the domestic revolving credit facility are stand-by letters of credit requested by the Company on behalf of itself or any of its subsidiaries or certain joint ventures. The bilateral foreign credit instrument facility is used to issue foreign credit instruments, including bank undertakings to support our foreign operations.
The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (x) an alternate base rate (the highest of (a) the effective federal funds rate plus 0.5%, (b) the “prime rate” of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%), (y) a reserve-adjusted LIBOR rate for dollars (“Eurodollar”), or (z) certain alternative currency floating rates, plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, three, or six months (and, if consented to by all relevant lenders, twelve months or less) for Eurodollar rate borrowings and certain alternative currency rate borrowings. The per annum fees charged and the interest rate margins applicable to the loans are as follows:

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

Consolidated Leverage Ratio	Revolving Credit Facilities Commitment Fee	Financial Letter of Credit Fee	FCI Commitment Fee	FCI Fee and Non-Financial Letter of Credit Fee	Eurodollar / Alternative Currency Loans	ABR Loans
Greater than or equal to 3.00 to 1.0	0.275%	1.750%	0.275%	1.050%	1.750%	0.750%
Less than 3.00 to 1.0 but greater than or equal to 2.00 to 1.0	0.250%	1.500%	0.250%	0.900%	1.500%	0.500%
Less than 2.00 to 1.0 but greater than or equal to 1.50 to 1.0	0.225%	1.375%	0.225%	0.825%	1.375%	0.375%
Less than 1.50 to 1.0	0.200%	1.250%	0.200%	0.750%	1.250%	0.250%
The fees for bilateral foreign credit commitments are as specified above for foreign credit instrument commitments unless otherwise agreed with the bilateral foreign issuing lender. We also pay fronting fees on the outstanding amounts of financial letters of credit at the rate of 0.125% per annum and non-financial letters of credit at the rate of 0.250% per annum.
Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by the Company or its subsidiaries. Mandatory prepayments will be applied to repay, first, amounts outstanding under any term loans (including delayed draw term loans) and, then, amounts outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 360-day period) of the receipt of such proceeds.
We may voluntarily prepay loans under our senior credit facilities, in whole or in part, without premium or penalty. Any voluntary prepayment of loans will be subject to reimbursement of the lenders’ breakage costs in the case of a prepayment of Eurodollar rate or alternative currency term rate borrowings other than on the last day of the relevant interest period.
Indebtedness under our senior credit facilities is guaranteed by:
•each existing and subsequently acquired or organized domestic material subsidiary of the Company (with certain exceptions); and
•solely with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the bilateral foreign credit instrument facility, the Company.
Indebtedness under our senior credit facilities is secured by (i) a first priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or the domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions), (ii) first priority security interests and other liens on substantially all of the personal property of the Company and its domestic subsidiary guarantors (with certain exceptions), and (iii) a lien on our corporate headquarters. If the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults exist or would result therefrom, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.
Our senior credit facilities require that the Company maintains:
•a Consolidated Interest Coverage Ratio (as defined in the credit agreement generally as the ratio of consolidated adjusted EBITDA for the four fiscal quarters ended on such date to consolidated cash interest expense for such period) as of the last day of any fiscal quarter of at least 3.00 to 1.00; and
•a Consolidated Leverage Ratio as of the last day of any fiscal quarter of not more than 4.00 to 1.00.

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
We are permitted under our senior credit facilities to repurchase our capital stock and pay cash dividends in an unlimited amount if our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) less than 2.50 to 1.00. If our Consolidated Leverage Ratio is (after giving pro forma effect to such payments) greater than or equal to 2.50 to 1.00, the aggregate amount of such repurchases and dividend declarations cannot exceed (A) $100.0 in any fiscal year plus (B) an additional amount for all such repurchases and dividend declarations made after the Effective Date equal to the sum of (i) $300.0 plus (ii) a positive amount equal to 50% of cumulative Consolidated Net Income (as defined in the credit agreement generally as consolidated net income subject to certain adjustments solely for the purposes of determining this basket) during the period from the Effective Date to the end of the most recent fiscal quarter preceding the date of such repurchase or dividend declaration for which financial statements have been (or were required to be) delivered (or, in case such Consolidated Net Income is a deficit, minus 100% of such deficit) plus (iii) certain other amounts.
The proceeds of the initial borrowing were used in part to repay the term loan outstanding under our senior credit facility which was in effect as of July 3, 2021 (the "Former Senior Credit Facility"). In connection with entering into the amended and restated senior credit facility in August 2021, we expect to record a pre-tax charge as a "Loss on Early Extinguishment of Debt" during our third quarter of 2021, which we expect to include primarily the write-off of certain unamortized deferred financing fees resulting from the extinguishment of the term loan and other facilities of the Former Senior Credit Facility.
Redemption of 2026 Notes
On August 3, 2021, the Company issued an irrevocable notice of redemption (the “Notice”) with respect to its 5.875% Senior Notes due 2026 (the “2026 Notes”). Pursuant to the Notice, the Company gave holders of the 2026 Notes notice that it will redeem all of the outstanding 2026 Notes on September 2, 2021 (the “Redemption Date”). The 2026 Notes, which have an outstanding principal balance of $300.0, will be redeemed in full pursuant to the redemption provisions of the indenture governing the 2026 Notes for a redemption price equal to 102.938% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the Redemption Date. The Company plans to fund the redemption with the proceeds of the delayed draw term loan under the senior credit facilities and other available cash.
In connection with the redemption of the 2026 Notes, we expect to record a pre-tax charge as a "Loss on Early Extinguishment of Debt" during our third quarter of 2021, which we expect to include primarily premiums incurred to redeem the 2026 Notes and, to a lesser extent, the write-off of unamortized deferred financing fees.
Sale of a Product Line
On July 30, 2021, we completed the sale of the primary assets of a product line to a third-party buyer for cash proceeds of $8.0. Revenues associated with this product line were less than $4.0 in 2020, and the results of this product line are included in our Precision Solutions reportable segment. In connection with the sale, we expect to record a pre-tax gain as a component of “Other income (expense), net” during our third quarter of 2021.

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

EXECUTIVE OVERVIEW
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had an adverse impact on our condensed consolidated financial results for the three and six months ended July 3, 2021. These adverse impacts are expected to continue, to a lesser degree, in future quarters of 2021, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Precision Solutions reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers which produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers during 2020 and 2021, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of July 3, 2021, we had over $320 of cash and equivalents on hand and, as discussed in Note 10 to the accompanying condensed consolidated financial statements, approximately $490 of borrowing capacity under our revolving credit facilities and no debt repayments due under primary debt obligations until June 2022. During the past year, we have taken actions to manage costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
See Note 16 to our accompanying condensed consolidated financial statements for information regarding certain subsequent events impacting the Company's indebtedness, including (i) our notification to bondholders of our irrevocable intent to redeem the full principal amount of our senior notes during the third quarter of 2021, and (ii) an amendment to our senior credit facilities executed during the third quarter of 2021.
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

Our Business
SPX FLOW operates in two reportable segments: the Nutrition and Health segment and the Precision Solutions segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment. During July 2021, the Company renamed its former "Industrial" segment to the "Precision Solutions" segment. Accordingly, all current and comparative period financial information for these segments has been presented as the Nutrition and Health segment and the Precision Solutions segment in this MD&A. Other than the changes in name, there were no changes to the segments and there has been no change to prior period financial information of the segments.

Based in Charlotte, North Carolina, SPX FLOW innovates with customers to help feed and enhance the world by designing, delivering and servicing high-value process solutions at the heart of growing and sustaining our diverse communities. The product offering of the Company's continuing operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and precision solution markets. SPX FLOW had approximately $1.4 billion in 2020 annual revenues, with approximately 36%, 37% and 27% from sales into the Americas, EMEA and Asia Pacific regions, respectively, and has continuing operations in more than 30 countries and sales in more than 140 countries.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including nutrition and health, chemical processing, compressed air and mining. From an end-market perspective, in 2020, approximately 47% of our revenues were from sales into the nutrition and health end markets and approximately 53% were from sales into the precision solutions end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.
The following summary describes the products and services offered by our reportable segments:
Nutrition and Health: The Nutrition and Health reportable segment operates in a regulated, global industry with customers who demand highly engineered process solutions. Key demand drivers include dairy consumption, emerging market capacity expansion, sustainability and productivity initiatives, customer product innovation and food safety. Key products for the segment include homogenizers, pumps, valves, separators and heat exchangers. We also design and assemble process systems that integrate many of these products for our customers. Key brands include APV, Gerstenberg Schroeder, Seital and Waukesha Cherry-Burrell. The segment's primary competitors are Alfa Laval AB, Fristam Pumps, GEA Group AG, Krones AG, Südmo, Tetra Pak International S.A. and various regional companies.
Precision Solutions: The Precision Solutions reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jamix, Jemaco, Johnson Pump, LIGHTNIN, Philadelphia Mixing Solutions, POSI LOCK, Power Team, Stelzer, Stone and Uutechnic. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, KSB AG, Lewa, Milton Roy, Parker Domnick Hunter, Prominent and various regional companies.
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
The following summary is intended to provide certain highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):

Revenues — For the three and six months ended July 3, 2021, revenues increased $73.5 (23.9%) and $147.8 (24.7%), respectively. The increases in revenue were driven primarily by (i) increases in organic revenue and, to a lesser extent, (ii) the weakening of the U.S. dollar against various foreign currencies during the periods and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021. The increases in organic revenue were due primarily to higher volumes of revenue from (i) Nutrition and Health segment systems, components and aftermarket products, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
Income before Income Taxes — Income before income taxes increased $15.7 (148.1%) and $44.0 (458.3%) in the three and six months ended July 3, 2021, respectively. The increase in pre-tax income for the three months ended July 3, 2021, compared to the respective 2020 period, included primarily the effects of an increase in segment income and, to a lesser extent, reductions in interest expense and corporate expense, partially offset by a lower gain recognized on an investment in an equity security.
The increase in pre-tax income for the six months ended July 3, 2021, compared to the respective 2020 period, included primarily the effects of an increase in segment income and, to a lesser extent, reductions in interest expense and corporate expense, and a larger gain recognized on an investment in an equity security, partially offset by the effects of an increase in restructuring and other related charges.
Cash Flows from (used in) Operations — For the six months ended July 3, 2021, cash flows from (used in) operations increased to $33.9 from $(7.5) in the comparable prior year period, primarily as a result of increased cash flows from higher segment income and the effects of improvements in working capital management realized during the 2021 period.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements included in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 are April 3, July 3, and October 2, compared to the respective March 28, June 27, and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the differential in number of days on our changes in revenues for the six-month period ended July 3, 2021 compared to the prior-year period.
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

Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and business acquisitions which occurred in the third quarter of 2020 and first and second quarters of 2021. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.
The following table provides selected financial information for the three and six months ended July 3, 2021 and June 27, 2020, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Revenues	$381.6	$308.1	23.9	$745.4	$597.6	24.7
Gross profit	131.7	113.5	16.0	260.2	214.6	21.2
% of revenues	34.5%	36.8%		34.9%	35.9%
Selling, general and administrative	93.8	90.8	3.3	184.2	176.0	4.7
% of revenues	24.6%	29.5%		24.7%	29.5%
Intangible amortization	4.7	2.9	62.1	7.7	5.7	35.1
Asset impairment charges	—	0.8	(100.0)	—	2.7	(100.0)
Restructuring and other related charges	4.3	4.8	(10.4)	13.5	7.4	82.4
Other income, net	2.3	5.8	(60.3)	8.6	4.3	100.0
Interest expense, net	(4.9)	(9.4)	(47.9)	(9.8)	(17.5)	(44.0)
Income from continuing operations before income taxes	26.3	10.6	148.1	53.6	9.6	*
Income tax provision	(14.7)	(3.9)	*	(23.0)	(3.0)	*
Income from continuing operations	11.6	6.7	73.1	30.6	6.6	*
Loss from discontinued operations, net of tax	(0.6)	(31.6)	(98.1)	(0.9)	(36.7)	(97.5)
Net income (loss)	11.0	(24.9)	*	29.7	(30.1)	*
Less: Net income attributable to noncontrolling interests	0.2	0.2	—	0.3	0.3	—
Net income (loss) attributable to SPX FLOW, Inc.	10.8	(25.1)	*	29.4	(30.4)	*

Components of consolidated revenue growth:
Organic increase			14.1			16.2
Foreign currency			5.5			5.3
Business combinations			4.3			3.2
Net revenue increase			23.9			24.7
* Not meaningful for comparison purposes
Revenues - For the three and six months ended July 3, 2021, the increases in revenues, compared to the respective 2020 periods, were driven primarily by (i) increases in organic revenue and, to a lesser extent, (ii) the weakening of the U.S. dollar against various foreign currencies during the periods and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021. The increases in organic revenue were driven primarily by higher volumes of revenue from (i) Nutrition and Health segment systems, components and aftermarket products, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
See “Results of Reportable Segments” for additional details.

Gross Profit - The increases in gross profit for the three and six months ended July 3, 2021, compared to the respective 2020 periods, were driven primarily by favorable price realization along with the increased revenues as noted above. The decreases in gross margins for the three and six months ended July 3, 2021, compared to the respective 2020 periods, were primarily attributable to cost increases in certain operational areas such as freight and certain types of labor costs, the effects of which were partially mitigated by the favorable impact on operating leverage of the higher volumes of revenues, as well as an improved mix of higher-quality revenue in our Nutrition and Health reportable segment.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and six months ended July 3, 2021, the increases in SG&A expense, compared to the respective 2020 periods, were due primarily to the weakening of the U.S. dollar against various foreign currencies during the periods and, to a lesser extent, increases in variable incentive compensation. These increases in costs were partially offset by savings from (i) reductions in discretionary spending and (ii) reductions in force associated with restructuring actions taken in 2020 as well as our global cost productivity program, initiated during the first quarter of 2021.
Intangible Amortization - The increases in intangible amortization for the three and six months ended July 3, 2021, compared to the respective 2020 periods, were primarily due to amortization of intangible assets acquired in the POSI LOCK, UTG Mixing Group and Philadelphia Mixing acquisitions closed in the third quarter of 2020 and first and second quarters of 2021, respectively.
Asset Impairment Charges - Charges for the three and six months ended June 27, 2020 resulted from management's decisions to (i) consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions, and (ii) discontinue a product line within the Precision Solutions reportable segment.
Restructuring and Other Related Charges - Charges for the three and six months ended July 3, 2021 related to a global cost productivity program initiated during the first quarter of 2021. Such charges related primarily to severance and other costs associated with commercial, engineering and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
See Note 6 to our condensed consolidated financial statements for further details of actions taken during the three and six months ended July 3, 2021 and June 27, 2020.
Other Income, net - Other income, net, for the three months ended July 3, 2021 was composed primarily of investment-related gains of $2.1, income from a transition services agreement (the "TSA") entered into in connection with the sale of our former Power and Energy segment of $0.5, and net gains on asset sales and other of $0.2, partially offset by foreign currency (“FX”) losses of $0.5. The investment-related gains related to an increase in the net asset value of our investment in an equity security (see Note 15 to the condensed consolidated financial statements for additional details). See Note 3 for additional details regarding the TSA.
Other income, net, for the three months ended June 27, 2020 was composed primarily of investment-related gains of $5.3 and income from the TSA of $1.5, partially offset by FX losses of $1.0.
Other income, net, for the six months ended July 3, 2021 was composed primarily of investment-related gains of $7.5, income from the TSA of $1.5 and net gains on assets sales and other of $0.3, offset by FX losses of $0.6 and non-service related pension and postretirement costs of $0.2.
Other income, net, for the six months ended June 27, 2020 was composed of investment-related gains of $5.3 and income from the TSA of $1.5, partially offset by FX losses of $1.8, net losses on asset sales and other of $0.4, and non-service-related pension and postretirement costs of $0.3.
Interest Expense, net - Interest expense, net, for the three and six months ended July 3, 2021 and June 27, 2020, was composed primarily of interest expense related to our senior notes and senior credit facilities and, to a lesser extent, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
    Interest expense, net, included interest expense of $5.9 and $10.5, and interest income of $1.0 and $1.1, respectively, during the three months ended July 3, 2021 and June 27, 2020. Interest expense, net, included interest expense of $11.8 and $19.6, and interest income of $2.0 and $2.1, respectively, during the six months ended July 3, 2021 and June 27, 2020. The decreases in interest expense in 2021, compared to 2020, were due primarily to the early redemption of our 5.625% senior notes in August 2020.

    See Note 10 to our condensed consolidated financial statements for additional details on our third-party debt and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Income Tax Provision - During the three months ended July 3, 2021, we recorded an income tax provision of $14.7 on $26.3 of pre-tax income, resulting in an effective tax rate of 55.9%. This compares to an income tax provision for the three months ended June 27, 2020 of $3.9 on $10.6 of pre-tax income, resulting in an effective tax rate of 36.8%. The effective tax rate for the second quarter of 2021 was impacted by income tax charges of (i) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (ii) $1.8 resulting from losses occurring in the quarter in certain jurisdictions where the benefit of those losses is not expected to be realized, and (iii) $1.0 related to transfer pricing adjustments.
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
During the six months ended July 3, 2021, we recorded an income tax provision of $23.0 on $53.6 of pre-tax income, resulting in an effective tax rate of 42.9%. This compares to an income tax provision for the six months ended June 27, 2020 of $3.0 on $9.6 of pre-tax income, resulting in an effective tax rate of 31.3%. The effective tax rate for the first six months of 2021 was impacted by income tax charges of (i) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (ii) $3.5 resulting from losses occurring in the first six months of 2021 in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.0 related to transfer pricing adjustments.
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
Loss from Discontinued Operations, Net of Tax - For the three and six months ended July 3, 2021, the loss from discontinued operations, net of tax, of $0.6 and $0.9, respectively, related to certain trailing costs incurred related to the sale of the Disposal Group.
For the three and six months ended June 27, 2020, the loss from discontinued operations, net of tax, of $31.6 and $36.7, respectively, were primarily composed of an income tax provision of $29.0 and $28.1, respectively, on $2.6 and $8.6, respectively, of pre-tax loss from discontinued operations. Among other items, the income tax provision for the three months ended June 27, 2020 was impacted by income tax charges of (i) $32.1 composed of U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent and (ii) $1.6 in reduction of the benefit to be realized through the disposition of held-for-sale assets, which were partially offset by an income tax benefit of $4.9 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the six months ended June 27, 2020 also included the effect from the first quarter of 2020 that the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group was to be recognized. As such, only $1.2 of tax benefit was recognized on the $8.6 pre-tax loss on Disposal Group. The losses from discontinued operations, net, for the three and six months ended June 27, 2020, also reflected pre-tax losses recorded of $2.0 and $10.5, respectively, to reduce the carrying value of the Disposal Group to our estimate of the net proceeds expected to be realized upon finalization of the purchase price with the Buyer. See Note 3 to the condensed consolidated financial statements for further discussion regarding such losses on Disposal Group.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Nutrition and Health

	As of and for the three months ended			As of and for the six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Backlog	$267.1	$263.5	1.4	$267.1	$263.5	1.4
Orders	171.0	150.9	13.3	343.8	276.1	24.5

Revenues	168.3	144.7	16.3	339.9	282.5	20.3
Income	26.4	19.1	38.2	55.0	38.5	42.9
% of revenues	15.7%	13.2%		16.2%	13.6%
Components of revenue growth:
Organic increase			10.5			14.7
Foreign currency			5.8			5.6
Net revenue growth			16.3			20.3
Revenues - For the three and six months ended July 3, 2021, the increases in revenues, compared to the respective 2020 periods, were driven primarily by increases in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the periods against various foreign currencies. The increases in organic revenue were due to higher volumes of systems, components and aftermarket revenues, partially attributable to reduced adverse effects of the COVID-19 pandemic.
Income - For the three and six months ended July 3, 2021, income and margin increased, compared to the respective 2020 periods. The increases in income and margin were driven primarily by the favorable impact on operating leverage of higher volumes of revenues as discussed above, as well as an improved mix of higher-quality revenue.
Backlog - The segment had backlog of $267.1 and $263.5 as of July 3, 2021 and June 27, 2020, respectively. Of the $3.6 year-over-year increase in backlog, $16.4 was attributable to the favorable impact of fluctuations in foreign currencies relative to the U.S. dollar, offset by $12.8 in organic decline across systems, components and aftermarket product lines, partially due to the increased revenue levels realized in the six months ended July 3, 2021 which resulted partially from the reduced adverse effects of the COVID-19 pandemic.
Precision Solutions

	As of and for the three months ended			As of and for the six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Backlog	$341.4	$282.8	20.7	$341.4	$282.8	20.7
Orders	234.0	169.5	38.1	432.7	361.3	19.8

Revenues	213.3	163.4	30.5	405.5	315.1	28.7
Income	23.6	19.9	18.6	45.0	29.3	53.6
% of revenues	11.1%	12.2%		11.1%	9.3%
Components of revenue growth:
Organic increase			17.3			17.6
Business combinations			8.1			6.1
Foreign currency			5.1			5.0
Net revenue growth			30.5			28.7

Revenues - For the three and six months ended July 3, 2021, the increases in revenues, compared to the respective 2020 periods, were driven primarily by (i) increases in organic revenue and, to a lesser extent, (ii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021, and (iii) a weakening of the U.S. dollar during the periods against various foreign currencies. The increases in organic revenue were driven primarily by increased shipments across substantially all of our short-cycle Precision Solutions segment product lines and end markets, primarily associated with reduced adverse effects of the COVID-19 pandemic.
Income - For the three and six months ended July 3, 2021, income increased, compared to the respective 2020 periods. The increases in income were driven primarily by the favorable impact on operating results of higher volumes of revenues as discussed above. Operationally, favorable impacts of price realization, higher volumes and SG&A cost reductions were partially offset by elevated freight costs to support key customers and lower labor productivity due to a large number of new employees. The decrease in margin for the three months ended July 3, 2021, compared to the respective 2020 period, primarily resulted from increased intangible amortization expense and the impact of fair value adjustments to inventory directly attributable to the Company's acquisition strategy and, to a lesser extent, a higher mix of OE revenue.
For the six months ended July 3, 2021, margin increased, compared to the respective 2020 period, primarily driven by improved leverage on higher volumes of revenues, partially offset by the effects of cost increases in certain operational areas such as freight and certain types of labor costs as noted above.
Backlog - The segment had backlog of $341.4 and $282.8 as of July 3, 2021 and June 27, 2020, respectively. The $58.6 year-over-year increase in backlog was attributable to (i) a $37.7 increase in backlog associated with acquired businesses, (ii) a $16.8 favorable impact of fluctuations in foreign currencies relative to the U.S. Dollar, and (iii) a $4.1 increase in backlog related to legacy operations.
CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Six months ended
	July 3, 2021	June 27, 2020	% Change	July 3, 2021	June 27, 2020	% Change
Total consolidated revenues	$381.6	$308.1	23.9	$745.4	$597.6	24.7
Corporate expense	16.6	19.0	(12.6)	31.3	34.5	(9.3)
% of revenues	4.4%	6.2%		4.2%	5.8%
Pension and postretirement service costs	0.2	0.2	—	0.4	0.4	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decrease in corporate expense for the three and six months ended July 3, 2021, compared to the respective 2020 period, was due primarily to actions taken to manage costs on a year-over-year basis, including (i) reductions in force of certain functional support employees across most of our corporate functions and (ii) reductions in discretionary spending, related to our global cost productivity program announced during the first quarter of 2021, as well as in response to the ongoing effects of the COVID-19 pandemic.
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

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the six months ended July 3, 2021 and June 27, 2020.
Cash Flow

	Six months ended
	July 3, 2021	June 27, 2020
Cash flows from (used in) continuing operations:
Cash flows from (used in) operating activities	$33.9	$(7.5)
Cash flows used in investing activities	(116.4)	(11.6)
Cash flows used in financing activities	(26.0)	(19.3)
Cash flows from (used in) discontinued operations	(0.7)	386.7
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(8.2)	5.4
Net change in cash, cash equivalents and restricted cash	$(117.4)	$353.7
Operating Activities - During the six months ended July 3, 2021, the increase in cash flows from operating activities, compared to the same period in 2020, was primarily attributable to increased cash flows from higher segment income and the effects of improvements in working capital management realized during the 2021 period.
Investing Activities - During the six months ended July 3, 2021, such cash flows were comprised primarily of cash paid for the acquisitions of UTG Mixing Group and Philadelphia Mixing and, to a lesser extent, capital expenditures associated generally with the upgrades of manufacturing facilities and information technology. Cash flows for the six months ended June 27, 2020, were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology.
Financing Activities - During the six months ended July 3, 2021, cash flows used in financing activities related primarily to (i) purchases of common stock of $34.5 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, and (ii) payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.3, partially offset by (iii) proceeds received from the exercise of employee stock options of $17.6. During the six months ended June 27, 2020, cash flows used in financing activities related primarily to payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.8, purchases of common stock of $6.2 associated with the written trading plan noted above, and net repayments of purchase card program debt of $4.8.
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
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The increase (decrease) in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates of $(8.2) and $5.4, respectively, in the six months ended July 3, 2021 and June 27, 2020, reflected primarily an increase (decrease) in U.S dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the respective periods.

Borrowings and Availability
Borrowings —Debt at July 3, 2021 and December 31, 2020 was comprised of the following:

	July 3, 2021	December 31, 2020
Term loan, due in June 2022	$100.0	$100.0
5.875% senior notes, due in August 2026	300.0	300.0
Other indebtedness(1)	16.0	13.0
Less: deferred financing fees(2)	(2.8)	(3.1)
Total debt	413.2	409.9
Less: short-term debt	15.5	12.5
Less: current maturities of long-term debt	0.1	0.1
Total long-term debt	$397.6	$397.3
(1)Primarily includes finance lease obligations of $0.5 and $0.5 and balances under a purchase card program of $15.3 and $12.5 as of July 3, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(2)Deferred financing fees were comprised of fees related to the term loan and senior notes.
    Availability — At July 3, 2021, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at July 3, 2021, we had $98.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $51.2 reserved for outstanding bank guarantees. In addition, we had $2.1 of bank guarantees outstanding under the senior credit facilities that, once satisfied, cannot be reissued.
At July 3, 2021, in addition to the revolving lines of credit described above, we had approximately $6.0 of letters of credit outstanding under separate arrangements in China and India.
    Refer to Note 10 for further information on our borrowings as of July 3, 2021.
    At July 3, 2021, we were in compliance with all covenants of our senior credit facilities and senior notes.
See Note 16 to our accompanying condensed consolidated financial statements for information regarding certain subsequent events impacting the Company's indebtedness, including (i) our notification to bondholders of our irrevocable intent to redeem the full principal amount of our senior notes during the third quarter of 2021, and (ii) an amendment to our senior credit facilities executed during the third quarter of 2021.
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
As of July 3, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.

We primarily use the income approach, market approach, or both approaches, as appropriate. The income approach uses valuation techniques to convert future amounts to a single present amount. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Assets and liabilities measured at fair value on a recurring basis are further discussed below.
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
We had FX forward contracts with an aggregate notional amount of $34.3 and $40.7 outstanding as of July 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.2 and $5.5 at July 3, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of July 3, 2021 and December 31, 2020, respectively. The net losses recorded in “Other income, net” related to FX losses totaled $0.5 and $1.0 for the three months ended July 3, 2021 and June 27, 2020, respectively, and $0.6 and $1.8 for the six months then ended.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.0 and $0.2 (assets) at July 3, 2021 and December 31, 2020, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at July 3, 2021 for similar debt, was $425.3, compared to our carrying value of $415.5.
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
Other Matters
Contractual Obligations - As of July 3, 2021, there were no material changes in our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K.

Our total net liabilities for unrecognized tax benefits including interest were $17.1 as of July 3, 2021. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.5 to $1.0.
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
Refer to Note 13 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of July 3, 2021 and December 31, 2020 including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder and an agreement reached with such shareholder during the year ended December 31, 2020 related to the Company's purchase of the shareholder's noncontrolling interest in the relevant subsidiary.
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
The following table provides information, as of July 3, 2021, about our primary outstanding debt obligations and presents principal cash flows by contractual maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loan(1)	$100.0	$—	$—	$—	$—	$—	$100.0	$100.0
Average interest rate							1.457%
5.875% senior notes(1)	—	—	—	—	—	300.0	300.0	309.8
Average interest rate							5.875%
(1)    See Note 16 to our accompanying condensed consolidated financial statements for information regarding certain subsequent events impacting the Company's indebtedness, including (i) our notification to bondholders of our irrevocable intent to redeem the full principal amount of our senior notes during the third quarter of 2021, and (ii) an amendment to our senior credit facilities executed during the third quarter of 2021.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments, other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $34.3 outstanding as of July 3, 2021, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.2 at July 3, 2021, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 (gross assets) and $0.0 (gross liabilities) as of July 3, 2021.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of July 3, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2021.
No changes during the quarter ended July 3, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite many of our employees who are responsible for executing and administering such internal controls working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (in millions, except share and per share amounts, unless otherwise noted)
Issuer Purchases of Equity Securities
    The following table summarizes the repurchases of common stock during the three months ended July 3, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program(2)
4/4/21 - 4/30/21	128,620	$65.51	128,216	$111.8
5/1/21 - 5/31/21	88,100	$68.25	84,305	$106.0
6/1/21 - 7/3/21	162,882	$65.16	160,255	$95.6
Total	379,602	$66.00	372,776	$95.6
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units of 404 shares in the period from April 4, 2021 to April 30, 2021, 3,795 shares in May 2021 and 2,627 shares in the period from June 1, 2021 to July 3, 2021.
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

SPX FLOW, Inc.
(Registrant)

Date: August 4, 2021	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: August 4, 2021	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer