Form 10-Q
period 2021-10-02
SPX FLOW, Inc.
filed 2021-11-10
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Common shares outstanding as of November 8, 2021 were 41,971,004.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$389.6	$356.9	$1,135.0	$954.5
Cost of products sold	250.6	230.8	735.8	613.8
Gross profit	139.0	126.1	399.2	340.7
Selling, general and administrative	93.3	89.9	277.5	265.9
Intangible amortization	5.9	2.8	13.6	8.5
Asset impairment charges	—	0.5	—	3.2
Restructuring and other related charges	0.6	1.3	14.1	8.7
Operating income	39.2	31.6	94.0	54.4

Other income, net	9.5	4.2	18.1	8.5
Interest expense, net	(4.2)	(7.4)	(14.0)	(24.9)
Loss on early extinguishment of debt	(12.4)	(11.0)	(12.4)	(11.0)
Income from continuing operations before income taxes	32.1	17.4	85.7	27.0
Income tax provision	(8.6)	(0.7)	(31.6)	(3.7)
Income from continuing operations	23.5	16.7	54.1	23.3
Income (loss) from discontinued operations, net of tax	0.1	(4.2)	(0.8)	(40.9)
Net income (loss)	23.6	12.5	53.3	(17.6)
Less: Net income attributable to noncontrolling interests	0.1	0.4	0.4	0.7
Net income (loss) attributable to SPX FLOW, Inc.	$23.5	$12.1	$52.9	$(18.3)

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$23.4	$16.3	$53.7	$22.5
Income (loss) from discontinued operations, net of tax	0.1	(4.2)	(0.8)	(40.8)
Net income (loss) attributable to SPX FLOW, Inc.	$23.5	$12.1	$52.9	$(18.3)

Basic income (loss) per share of common stock:
Income per share from continuing operations	$0.56	$0.39	$1.28	$0.53
Income (loss) per share from discontinued operations	—	(0.10)	(0.02)	(0.96)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.56	0.29	1.26	(0.43)
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$0.56	$0.39	$1.28	$0.53
Income (loss) per share from discontinued operations	—	(0.10)	(0.02)	(0.96)
Net income (loss) per share attributable to SPX FLOW, Inc.	0.56	0.29	1.26	(0.43)

Weighted average number of common shares outstanding - basic	41.952	42.127	41.924	42.425
Weighted average number of common shares outstanding - diluted	41.960	42.450	41.956	42.640
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Net income (loss)	$23.6	$12.5	$53.3	$(17.6)
Other comprehensive income (loss), net:
Net unrealized gains on qualifying cash flow hedges, net of tax provision of $— in the nine months ended September 26, 2020	—	—	—	0.2
Reclassification of discontinued operations foreign currency translation adjustments from accumulated other comprehensive loss	—	—	—	178.2
Foreign currency translation adjustments	(16.9)	20.5	(42.4)	(14.1)
Other comprehensive income (loss), net	(16.9)	20.5	(42.4)	164.3
Total comprehensive income	6.7	33.0	10.9	146.7
Less: Total comprehensive income attributable to noncontrolling interests	0.2	0.6	0.5	0.5
Total comprehensive income attributable to SPX FLOW, Inc.	$6.5	$32.4	$10.4	$146.2
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	October 2, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$313.6	$441.5
Accounts receivable, net	241.2	232.6
Contract assets	27.7	24.4
Inventories, net	245.7	199.3
Other current assets	31.7	27.4
Total current assets	859.9	925.2
Property, plant and equipment:
Land	22.1	22.8
Buildings and leasehold improvements	171.7	176.8
Machinery and equipment	355.4	349.1
	549.2	548.7
Accumulated depreciation	(315.1)	(320.6)
Property, plant and equipment, net	234.1	228.1
Goodwill	595.2	569.7
Intangibles, net	227.9	206.0
Other assets	175.6	169.5
TOTAL ASSETS	$2,092.7	$2,098.5

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$169.3	$149.1
Contract liabilities	115.3	119.5
Accrued expenses	180.7	178.7
Income taxes payable	19.3	23.0
Short-term debt	15.4	12.5
Current maturities of long-term debt	20.0	0.1
Total current liabilities	520.0	482.9
Long-term debt	379.1	397.3
Deferred and other income taxes	35.7	36.6
Other long-term liabilities	114.5	117.5
Total long-term liabilities	529.3	551.4
Commitments and contingent liabilities (Note 13)
Mezzanine equity	3.3	3.4
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, par value $0.01 per share, 300,000,000 shares authorized, 43,927,252 issued and 41,971,004 outstanding at October 2, 2021, and 43,394,547 issued and 42,157,504 outstanding at December 31, 2020	0.4	0.4
Paid-in capital	1,723.8	1,696.9
Accumulated deficit	(321.8)	(363.3)
Accumulated other comprehensive loss	(268.9)	(226.4)
Common stock in treasury (1,956,248 shares at October 2, 2021, and 1,237,043 shares at December 31, 2020)	(92.7)	(46.2)
Total SPX FLOW, Inc. shareholders' equity	1,040.8	1,061.4
Noncontrolling interests	(0.7)	(0.6)
Total equity	1,040.1	1,060.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,092.7	$2,098.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in millions)

	Three Months Ended October 2, 2021
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at July 3, 2021	42.1	$0.4	$1,720.2	$(341.5)	$(251.9)	$(86.9)	$1,040.3	$(0.9)	$1,039.4
Net income	—	—	—	23.5	—	—	23.5	0.1	23.6
Other comprehensive income (loss), net	—	—	—	—	(17.0)	—	(17.0)	0.1	(16.9)
Stock-based compensation expense	—	—	3.8	—	—	—	3.8	—	3.8
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	(0.2)	—	—	(0.1)	(0.3)	—	(0.3)
Common stock repurchases	(0.1)	—	—	—	—	(5.7)	(5.7)	—	(5.7)
Dividends declared ($0.09 per share)	—	—	—	(3.8)	—	—	(3.8)	—	(3.8)
Balance at October 2, 2021	42.0	$0.4	$1,723.8	$(321.8)	$(268.9)	$(92.7)	$1,040.8	$(0.7)	$1,040.1

	Three months ended September 26, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at June 27, 2020	42.5	$0.4	$1,686.6	$(399.6)	$(282.3)	$(32.4)	$972.7	$8.0	$980.7
Net income	—	—	—	12.1	—	—	12.1	0.4	12.5
Other comprehensive income, net	—	—	—	—	20.3	—	20.3	0.2	20.5
Stock-based compensation expense	—	—	3.6	—	—	—	3.6	—	3.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	—	—	(0.1)	—	—	—	(0.1)	—	(0.1)
Common stock repurchases	(0.3)	—	—	—	—	(10.7)	(10.7)	—	(10.7)
Adjustment from mezzanine equity	—	—	0.2	—	—	—	0.2	—	0.2
Settlement of mezzanine equity	—	—	8.2	—	—	—	8.2	—	8.2
Purchase of noncontrolling interest	—	—	(3.9)	—	—	—	(3.9)	(4.3)	(8.2)
Balance at September 26, 2020	42.2	$0.4	$1,694.6	$(387.5)	$(262.0)	$(43.1)	$1,002.4	$4.3	$1,006.7

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
(Unaudited; in millions)

	Nine months ended October 2, 2021
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2020	42.2	$0.4	$1,696.9	$(363.3)	$(226.4)	$(46.2)	$1,061.4	$(0.6)	$1,060.8
Net income	—	—	—	52.9	—	—	52.9	0.4	53.3
Other comprehensive income (loss), net	—	—	—	—	(42.5)	—	(42.5)	0.1	(42.4)
Stock-based compensation expense	—	—	9.6	—	—	—	9.6	—	9.6
Exercise of stock options	0.3	—	17.6	—	—	—	17.6	—	17.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	(0.3)	—	—	(6.3)	(6.6)	—	(6.6)
Common stock repurchases	(0.6)	—	—	—	—	(40.2)	(40.2)	—	(40.2)
Dividends declared ($0.27 per share)	—	—	—	(11.4)	—	—	(11.4)	—	(11.4)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at October 2, 2021	42.0	$0.4	$1,723.8	$(321.8)	$(268.9)	$(92.7)	$1,040.8	$(0.7)	$1,040.1

	Nine months ended September 26, 2020
	Common Stock		Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2019	42.6	$0.4	$1,677.0	$(369.2)	$(426.5)	$(19.3)	$862.4	$10.7	$873.1
Net income (loss)	—	—	—	(18.3)	—	—	(18.3)	0.7	(17.6)
Other comprehensive income (loss), net	—	—	—	—	164.5	—	164.5	(0.2)	164.3
Stock-based compensation expense	—	—	11.4	—	—	—	11.4	—	11.4
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(6.9)	(6.9)	—	(6.9)
Common stock repurchases	(0.5)	—	—	—	—	(16.9)	(16.9)	—	(16.9)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.4)	(1.4)
Adjustment from mezzanine equity	—	—	1.9	—	—	—	1.9	—	1.9
Settlement of mezzanine equity	—	—	8.2	—	—	—	8.2	—	8.2
Purchase of noncontrolling interest	—	—	(3.9)	—	—	—	(3.9)	(4.3)	(8.2)
Disposition of discontinued operations	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at September 26, 2020	42.2	$0.4	$1,694.6	$(387.5)	$(262.0)	$(43.1)	$1,002.4	$4.3	$1,006.7
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine months ended
	October 2, 2021	September 26, 2020
Cash flows from operating activities:
Net income (loss)	$53.3	$(17.6)
Less: Loss from discontinued operations, net of tax	(0.8)	(40.9)
Income from continuing operations	54.1	23.3
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	14.1	8.7
Asset impairment charges	—	3.2
Deferred income taxes	2.5	18.9
Depreciation and amortization	35.3	30.2
Stock-based compensation	9.6	10.6
Pension and other employee benefits	0.8	1.0
Gains on asset sales and other, net	(7.8)	(0.9)
Gains on changes in fair value of investment in equity security	(9.1)	(7.4)
Losses on early extinguishment of debt	12.4	11.0
Changes in operating assets and liabilities, net of effects from business acquisitions and discontinued operations:
Accounts receivable and other assets	(9.6)	16.2
Contract assets and liabilities, net	(10.0)	4.4
Inventories	(37.8)	(11.2)
Accounts payable, accrued expenses and other	(2.1)	(68.9)
Cash spending on restructuring actions	(10.4)	(7.5)
Net cash from continuing operations	42.0	31.6
Net cash used in discontinued operations	(0.6)	(8.3)
Net cash from operating activities	41.4	23.3
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	12.1	3.3
Capital expenditures	(23.5)	(17.3)
Business acquisitions, net of cash acquired of $4.5 in the nine months ended October 2, 2021 and of $— in the three and nine months ended September 26, 2020	(102.6)	(10.0)
Net cash used in continuing operations	(114.0)	(24.0)
Net cash from discontinued operations (includes proceeds from disposition of $406.2, less cash and restricted cash disposed of $7.3, in the three and nine months ended September 26, 2020)	—	393.4
Net cash from (used in) investing activities	(114.0)	369.4

SPX FLOW, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited; in millions)

	Nine months ended
	October 2, 2021	September 26, 2020
Cash flows used in financing activities:
Borrowings under amended senior credit facility	400.0	—
Repurchases of senior notes (includes premiums paid of $8.8 in the three and nine months ended October 2, 2021 and of $8.4 in the three and nine months ended September 26, 2020)	(308.8)	(308.4)
Repayments of former senior credit facility	(100.0)	—
Borrowings under (repayments of) purchase card program, net	2.9	(11.6)
Repayments of other financing arrangements	(1.7)	(0.3)
Financing fees paid	(2.9)	—
Purchases of common stock	(40.2)	(16.9)
Proceeds from the exercise of employee stock options	17.6	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(6.6)	(6.9)
Dividends paid (includes noncontrolling interest distributions of $1.2 in the nine months ended September 26, 2020)	(7.6)	(1.2)
Purchases of noncontrolling interests	(0.6)	(8.2)
Net cash used in continuing operations	(47.9)	(353.5)
Net cash used in discontinued operations	—	(0.3)
Net cash used in financing activities	(47.9)	(353.8)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(7.4)	10.2
Net change in cash, cash equivalents and restricted cash	(127.9)	49.1
Consolidated cash, cash equivalents and restricted cash, beginning of period	441.6	303.4
Consolidated cash, cash equivalents and restricted cash, end of period	$313.7	$352.5

	October 2, 2021	September 26, 2020
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$313.6	$352.3
Cash and cash equivalents included in assets of discontinued operations	—	0.2
Restricted cash included in other current assets	0.1	—
Consolidated cash, cash equivalents and restricted cash	$313.7	$352.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; in millions, except per share data)

(1)    BASIS OF PRESENTATION
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two reportable segments: the Nutrition and Health segment and the Precision Solutions segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment and, during the second quarter of 2021, the Company renamed its former "Industrial" segment to the "Precision Solutions" segment. Accordingly, all current and comparative period financial information for these segments has been presented as the Nutrition and Health segment and the Precision Solutions segment in this Quarterly Report on Form 10-Q. Other than the changes in name, there were no changes to the segments and there has been no change to prior period financial information of the segments. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations only and are denoted in millions of U.S. dollars. See Note 3 for information on discontinued operations and Note 4 for information on our reportable segments.
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
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts are expected to continue, to a lesser degree, in the fourth quarter of 2021, and possibly longer. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets or a material change in the estimate of any contingent amounts recorded in our condensed consolidated balance sheet as of October 2, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
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
We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 were April 3, July 3, and October 2, compared to the respective March 28, June 27, and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods.
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
(3)    BUSINESS ACQUISITIONS, DISPOSALS AND DISCONTINUED OPERATIONS
Business Acquisitions
On August 1, 2020, the Company completed the acquisition of POSI LOCK, Inc. ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their fair values based on expert valuations and management estimates and its results are reported in the Company's Precision Solutions segment. Goodwill and intangible assets are expected to be fully deductible for tax purposes. The pro forma effects of the acquisition of POSI LOCK were not material to our condensed consolidated results of operations for the three and nine months ended September 26, 2020.
On January 18, 2021, the Company completed the acquisition of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a public company listed on the Nasdaq Helsinki. Including an estimated payment for the approximately 2% of shares not acquired on that date, the cash payment was $38.0, net of cash acquired of $2.9. UTG Mixing Group is a producer of various mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets and its results are reported in the Company's Precision Solutions segment. The acquisition of UTG Mixing Group brings additional product, technology and technical expertise to the Company’s global portfolio of mixing products and process solutions, and will enable the Company to expand its sales network for existing mixer product lines and increase its European market presence with the addition of new mixer product brands. During the first quarter of 2021, the Company initiated a squeeze-out process prescribed by Finnish law pursuant to which the Company (a) acquired the remaining outstanding shares in UTG Mixing Group and (b) delisted the shares of UTG Mixing Group from the Nasdaq Helsinki. This process was finalized in the second quarter of 2021 (with nominal impact on the cash previously paid for the business as noted above), with the remaining shares of UTG Mixing Group being delisted from the Nasdaq Helsinki effective June 1, 2021. Transaction costs related to the UTG Mixing Group acquisition were $1.4 and were recognized as a component of "Selling, General and Administrative" expense in the accompanying condensed consolidated statements of operations.
Purchase accounting related to this acquisition was substantially completed during the second quarter of 2021. The assets acquired and liabilities assumed in the UTG Mixing Group acquisition are recorded at their fair values based on expert valuations and management estimates. The excess of the purchase price over the aggregate fair values of the net assets recognized was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of October 2, 2021. Goodwill and intangible assets are not deductible for non-U.S. tax purposes. The Company intends to make an election under Internal Revenue Code Section 338, which will treat the purchase as an asset acquisition for U.S. tax purposes. As a result, the goodwill and intangibles will be deductible for computing the U.S. tax on the earnings of non-U.S. subsidiaries.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
On May 12, 2021, the Company completed the acquisition of Philadelphia Mixing Solutions, Ltd. ("Philadelphia Mixing"), a manufacturer of in-tank mixing solutions and provider of various technical services and field support, and its results are reported in the Company's Precision Solutions segment. The acquisition of Philadelphia Mixing brings additional opportunity for synergy and growth through broadening the Company's portfolio of comprehensive mixing solutions for customers in the chemical, water and wastewater, energy, and nutrition and health markets. Additionally, this acquisition will enable the Company to expand its sales network for existing mixer product lines and increase its overall market presence. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $64.6, net of cash acquired of $1.6. In October 2021, we and the seller agreed on the final purchase price, which was subject to adjustment based on a customary period of review between the Company and seller of the levels of net working capital, cash and debt, and deductions, and we received $0.3 from the seller in connection with such agreement. Transaction costs related to the Philadelphia Mixing acquisition were $2.4 and were recognized as a component of "Selling, General and Administrative" expense in the accompanying condensed consolidated statements of operations.
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
A summary of the purchase price paid for UTG Mixing Group and Philadelphia Mixing follows:

	UTG Mixing Group As of January 18, 2021	Philadelphia Mixing As of May 12, 2021
Assets acquired:
Current assets, including cash and equivalents of $2.9 and $1.6, respectively	$9.7	$21.8
Property, plant and equipment	2.5	5.4
Goodwill	23.4	25.0
Intangibles	14.3	24.9
Other assets	1.6	3.0
Total assets acquired	51.5	80.1

Liabilities assumed:
Current liabilities assumed	(5.4)	(11.6)
Long-term liabilities assumed	(5.2)	(2.3)
Total liabilities assumed	(10.6)	(13.9)

Net assets acquired	$40.9	$66.2
Pro Forma Financial Information
The following pro forma financial information presents the combined results of operations of the Company, UTG Mixing Group and Philadelphia Mixing for the three and nine months ended October 2, 2021 and September 26, 2020 as if the acquisitions had been completed on January 1, 2020. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisitions been completed on this date. In addition, the pro forma financial information is not indicative of, nor does it purport to project, the Company's future financial results. The pro forma financial information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$389.6	$371.8	$1,153.9	$996.8
Income from continuing operations before income taxes	32.1	13.9	77.4	12.7
Income from continuing operations, net of tax	23.5	13.9	47.5	11.9
The pro forma information presented above reflects the following adjustments related to UTG Mixing Group and Philadelphia Mixing results, prior to their respective dates of acquisition:
Fair Value Adjustments - Pre-tax costs related to (i) intangible amortization expense and (ii) amortization of the increase to fair value of acquired inventories, collectively, of $3.4, $3.4, $8.3 and $10.6 are reflected in the pro forma information for the three months ended October 2, 2021 and September 26, 2020, and the nine month periods then ended, respectively. Pre-tax effects related to fair value adjustments of the acquired businesses’ property, plant and equipment were not significant for the respective periods.
Acquisition-Related Costs - Pre-tax costs related to the acquisitions of $0.5 and $3.8 are reflected in the pro forma information for the three and nine months ended September 26, 2020.
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
Sale of a Product Line
On July 30, 2021, we completed the sale of the primary assets of a product line to a third-party buyer for cash proceeds of $8.0. Revenues associated with this product line were less than $4.0 in 2020, and the results of this product line are included in our Precision Solutions reportable segment. In connection with the sale, goodwill of $1.6, trademarks of $0.5 and inventories of $0.3 were disposed of, and we recorded a pre-tax gain of $5.6 as a component of “Other income, net” during our third quarter of 2021.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services. Income from such services of $0.2 and $1.7 during the three and nine months ended October 2, 2021, respectively, and of $1.3 and $2.8 during the three and nine months ended September 26, 2020, respectively, was recognized as a component of "Other income, net".
Results and Significant Non-cash Operating Items and Capital Expenditures of Discontinued Operations:
    Income (loss) from discontinued operations for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues	$—	$1.3	$—	$112.7
Cost of products sold(1)	—	0.8	—	76.6
Gross profit	—	0.5	—	36.1
Selling, general and administrative(1)	(0.1)	0.6	0.2	32.1
Loss on Disposal Group(2)	—	1.6	0.4	12.1
Restructuring and other related charges	—	—	—	0.3
Operating income (loss)	0.1	(1.7)	(0.6)	(8.4)

Other expense, net	—	—	—	(0.3)
Interest expense, net(3)	—	—	—	(1.6)
Income (loss) from discontinued operations before income taxes	0.1	(1.7)	(0.6)	(10.3)
Income tax provision(4)	—	(2.5)	(0.2)	(30.6)
Income (loss) from discontinued operations, net of tax	0.1	(4.2)	(0.8)	(40.9)
Less: Loss attributable to noncontrolling interests	—	—	—	(0.1)
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$0.1	$(4.2)	$(0.8)	$(40.8)
(1)During the three and nine months ended September 26, 2020, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period.
(2)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the three and nine months ended September 26, 2020.
(3)In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s former senior notes, former senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 for the nine months ended September 26, 2020. The allocation of the Company’s interest expense of these former debt instruments was determined based on the proportional amount of average net assets of the discontinued operations to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such former debt instruments during each period.
(4)During the three and nine months ended October 2, 2021, we recorded an income tax provision of $0.0 and $0.2, respectively, on $0.1 and $(0.6) of pre-tax income (loss) from discontinued operations. This compares to an income tax provision for the three and nine months ended September 26, 2020 of $2.5 and $30.6, respectively, on $1.7 and $10.3 of pre-tax loss from discontinued operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Among other items, the income tax provision for the three months ended September 26, 2020 was impacted by income tax charges of (i)     $1.7 related to a reduction in the benefit related to the loss for global intangible low-taxed income purposes and (ii) $0.4 resulting from adjustments to the U.S. tax liability for prior years. The income tax provision for the nine months ended September 26, 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $1.4 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $3.1 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the nine months ended September 26, 2020 also included the effect from the first quarter of 2020 where the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group was to be recognized. As such, only $1.2 of tax benefit was recognized on the $10.3 pre-tax loss on Disposal Group.
The following table summarizes the significant non-cash operating items and capital expenditures reflected in cash flows of discontinued operations for the nine months ended October 2, 2021 and September 26, 2020:

	Nine months ended
	October 2, 2021	September 26, 2020
Loss on Disposal Group(1)	$0.4	$12.1
Capital expenditures	—	(5.5)
Proceeds on disposition of Disposal Group (2)	—	398.9
(1)See previous paragraphs for further discussion regarding the loss on Disposal Group recognized during the nine months ended September 26, 2020.
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
(4)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
We improve the world through innovative and sustainable solutions with operations in over 30 countries and sales in over 140 countries around the world. The Company's product offering is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and precision solutions markets.
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
Reportable Segment Financial Data
Financial data for our reportable segments for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues:
Nutrition and Health	$170.1	$160.6	$510.0	$443.1
Precision Solutions	219.5	196.3	625.0	511.4
Total revenues	$389.6	$356.9	$1,135.0	$954.5

Income:
Nutrition and Health	$24.6	$24.2	$79.6	$62.7
Precision Solutions	31.4	28.6	76.4	57.9
Total income for reportable segments	56.0	52.8	156.0	120.6

Corporate expense	16.0	19.2	47.3	53.7
Pension and postretirement service costs	0.2	0.2	0.6	0.6
Asset impairment charges(1)	—	0.5	—	3.2
Restructuring and other related charges	0.6	1.3	14.1	8.7
Consolidated operating income	$39.2	$31.6	$94.0	$54.4
(1)Asset impairment charges of $0.5 during the three months ended September 26, 2020 resulted from management’s decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S., as well as in our EMEA and Asia Pacific regions. Charges for the nine months ended September 26, 2020 included these charges, $0.8 of charges recorded during the second quarter of 2020 related to this action, and asset impairment charges of $1.9 which resulted from management's decision, during the first quarter of 2020, to discontinue a product line within the Precision Solutions reportable segment.
(5)     REVENUE FROM CONTRACTS WITH CUSTOMERS
Information regarding the nature, amount, timing and uncertainty of revenue, and the related cash flows, is noted in further detail below.
Revenues Recognized Over Time
The following table provides revenues recognized over time by reportable segment for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Revenues recognized over time:
Nutrition and Health	$68.8	$60.5	$202.8	$161.6
Precision Solutions	17.1	12.5	41.2	28.2
Total revenues recognized over time	$85.9	$73.0	$244.0	$189.8

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Disaggregated Information about Revenues
Our aftermarket revenues generally include sales of parts and service/maintenance support, and original equipment (“OE”) revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE and aftermarket revenues by reportable segment for the three and nine months ended October 2, 2021 and September 26, 2020:

	Three months ended October 2, 2021			Three months ended September 26, 2020
	Original Equipment	Aftermarket	Total Revenues	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$112.9	$57.2	$170.1	$102.3	$58.3	$160.6
Precision Solutions	146.6	72.9	219.5	126.8	69.5	196.3
Total revenues	$259.5	$130.1	$389.6	$229.1	$127.8	$356.9

	Nine months ended October 2, 2021			Nine months ended September 26, 2020
	Original Equipment	Aftermarket	Total Revenues	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$329.7	$180.3	$510.0	$272.3	$170.8	$443.1
Precision Solutions	421.3	203.7	625.0	325.7	185.7	511.4
Total revenues	$751.0	$384.0	$1,135.0	$598.0	$356.5	$954.5
Contract Balances
Our contract accounts receivable, assets and liabilities, and changes in such balances, were as follows:

	October 2, 2021	December 31, 2020	Change(1)
Contract accounts receivable(2)	$233.2	$219.8	$13.4
Contract assets	27.7	24.4	3.3
Contract liabilities	(115.3)	(119.5)	4.2
Net contract balance	$145.6	$124.7	$20.9
(1)    The $20.9 increase in our net contract balance from December 31, 2020 to October 2, 2021 was primarily due to (i) an increase in volume of revenues recognized at a point in time, partially due to the reduced adverse effects of the COVID-19 pandemic on the business during the nine months ended October 2, 2021, (ii) the timing of advance and milestone payments received on certain Nutrition and Health contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts, and (iii) an increase in net contract balance related to the acquisitions of UTG Mixing Group and Philadelphia Mixing during the nine months ended October 2, 2021.
(2)     Included in “Accounts receivable, net” in our condensed consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the three months ended October 2, 2021 and September 26, 2020, we recognized revenues of $21.3 and $12.9 related to contract liabilities outstanding as of December 31, 2020 and 2019, respectively. During the nine months ended October 2, 2021 and September 26, 2020, we recognized revenues of $96.3 and $83.5 related to contract liabilities outstanding as of December 31, 2020 and 2019, respectively.
Contract Costs
As of October 2, 2021 and December 31, 2020, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in the accompanying condensed consolidated balance sheets.
Remaining Performance Obligations
As of October 2, 2021 and September 26, 2020, the aggregate amount of our remaining performance obligations was $597.8 and $530.4, respectively. The Company expects to recognize revenue on approximately 94% and substantially all of our remaining performance obligations outstanding as of October 2, 2021 within the next 12 and 24 months, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(6)     RESTRUCTURING AND OTHER RELATED CHARGES
Fiscal 2021 Global Cost Productivity Program
In February 2021, we announced a global cost productivity program focused primarily on a reduction of our "Selling, general and administrative" ("SG&A") costs. The intent of this productivity initiative is to reduce our overall cost of doing business, including a plan to achieve $30.0 of annualized SG&A cost savings by the end of 2022 while simultaneously realigning our cost structure to support profitable growth. In connection with this program, we incurred $0.6 and $14.1 of restructuring and other related charges during the three and nine months ended October 2, 2021, respectively. Such charges related primarily to severance and other costs associated with commercial, engineering, and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
Restructuring and other related charges (credits) for the three and nine months ended October 2, 2021 and September 26, 2020 were as follows:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Nutrition and Health	$0.1	$0.4	$5.4	$2.4
Precision Solutions	1.2	0.5	6.3	5.1
Other	(0.7)	0.4	2.4	1.2
Total	$0.6	$1.3	$14.1	$8.7
Restructuring and Other Related Charges By Reportable Segment
Nutrition and Health — Charges for the three and nine months ended October 2, 2021 related primarily to costs associated with the global restructuring program described above.
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
Precision Solutions — Charges for the three and nine months ended October 2, 2021 related primarily to costs associated with the global restructuring program described above.
Charges for the three months ended September 26, 2020 related primarily to severance and other costs associated with reductions in force of (i) certain operations personnel based in EMEA and (ii) certain engineering employees based in the U.S.
Charges for the nine months ended September 26, 2020 related to the above costs as well as severance and other costs associated primarily with (i) the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions and (ii) reductions in force of certain engineering, commercial and other functional support employees within the segment, primarily in EMEA and, to a lesser extent, across the other regions in which the segment operates.

Other — The credit for the three months ended October 2, 2021 related primarily to a revision of estimates associated with previously recognized charges related to the global restructuring program described above. Charges for the nine months ended October 2, 2021 related primarily to costs associated with the global restructuring program.
Charges for the three and nine months ended September 26, 2020 related primarily to severance costs associated with (i) the rationalization and outsourcing of certain corporate support functions and (ii) a reduction in force of certain corporate support employees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our condensed consolidated balance sheets) for the nine months ended October 2, 2021 and September 26, 2020:

	Nine months ended
	October 2, 2021	September 26, 2020
Balance at beginning of year	$7.3	$7.6
Restructuring and other related charges(1)	13.7	8.1
Balance assumed in business acquisitions	0.2	—
Utilization — cash	(10.4)	(7.5)
Currency translation adjustment and other	(0.2)	—
Balance at end of period	$10.6	$8.2
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.4 and $0.6 for the nine months ended October 2, 2021 and September 26, 2020, respectively.
(7)    INVENTORIES, NET
Inventories at October 2, 2021 and December 31, 2020 comprised the following:

	October 2, 2021	December 31, 2020
Finished goods	$98.8	$86.1
Work in process	44.6	39.1
Raw materials and purchased parts	110.1	81.9
Total FIFO cost	253.5	207.1
Excess of FIFO cost over LIFO inventory value	(7.8)	(7.8)
Total inventories	$245.7	$199.3
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 13% and 11% of total inventory at October 2, 2021 and December 31, 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.
(8)    GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment during the nine months ended October 2, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations(1)	Impairment	Foreign Currency Translation and Other(2)	October 2, 2021
Nutrition and Health	$270.2	$—	$—	$(13.6)	$256.6
Precision Solutions(3)	299.5	48.4	—	(9.3)	338.6
Total	$569.7	$48.4	$—	$(22.9)	$595.2
(1)Reflects goodwill that arose from the acquisitions of UTG Mixing Group and Philadelphia Mixing during the nine months ended October 2, 2021. See Note 3 for further discussion regarding the status of estimates of the fair values of assets acquired and liabilities assumed as of October 2, 2021 in connection with these acquisitions.
(2)During the nine months ended October 2, 2021, $1.6 of goodwill in the Precision Solutions reportable segment was disposed of in connection with the sale of a product line. See Note 3 for further information regarding this transaction.
(3)The carrying amount of goodwill included $133.6 and $134.6 of accumulated impairments as of October 2, 2021 and December 31, 2020, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
We completed our annual impairment testing of goodwill (and indefinite-lived intangible assets that are not amortized) during the fourth quarter of 2020. The annual goodwill impairment tests indicated significant excess fair value over the carrying value of both of our reporting units. In consideration of (i) the order trends, business performance and operating results of our reporting units during the third quarter of 2021, as well as (ii) generally favorable global developments associated with the COVID-19 pandemic during the first three quarters of 2021, we do not expect the ongoing adverse impacts of the COVID-19 pandemic to have significantly affected the assumptions underlying our long-term revenue and cash flow growth rates, operating models or business strategies that comprised the assumptions utilized in our fourth quarter of 2020 annual impairment tests.
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
Other Intangibles, Net
Identifiable intangible assets were as follows:

	October 2, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$145.9	$(112.3)	$33.6	$131.1	$(108.5)	$22.6
Technology	70.3	(52.7)	17.6	65.8	(52.4)	13.4
Patents	5.3	(4.7)	0.6	5.5	(4.6)	0.9
Other	13.7	(10.8)	2.9	8.7	(8.7)	—
	235.2	(180.5)	54.7	211.1	(174.2)	36.9
Trademarks with indefinite lives	173.2	—	173.2	169.1	—	169.1
Total	$408.4	$(180.5)	$227.9	$380.2	$(174.2)	$206.0
As of October 2, 2021, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $15.6 in Nutrition and Health and $39.1 in Precision Solutions. Trademarks with indefinite lives consisted of the following by reportable segment: $99.8 in Nutrition and Health and $73.4 in Precision Solutions.
The gross carrying values of identifiable intangible assets acquired in connection with the UTG Mixing Group and Philadelphia Mixing acquisitions consummated during the first half of 2021 included customer relationships of $19.0, technology of $7.4, other intangibles with determinable lives of $6.4 (consisting of backlog and noncompete agreements), and trademarks of $6.4. See Note 3 for further discussion regarding the status of our estimates of the fair values of identifiable intangible assets as of October 2, 2021 related to these acquisitions.
No intangible asset impairment charges were recorded during the nine months ended October 2, 2021 or September 26, 2020. During the nine months ended October 2, 2021, $0.5 of trademarks in the Precision Solutions reportable segment were disposed of in connection with the sale of a product line. See Note 3 for further information regarding this transaction. Other changes in the gross carrying values of trademarks and other identifiable intangible assets during the nine months ended October 2, 2021 related to foreign currency translation.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Tangible Long-Lived Asset Impairment Charges
As discussed in Note 4, asset impairment charges of $0.5 during the three months ended September 26, 2020 resulted from management's decision to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions. Such charges related to the real property and, to a lesser extent, certain machinery and equipment of the facility. Charges for the nine months ended September 26, 2020 include these charges, $0.8 of charges recorded during the second quarter related to this action and asset impairment charges of $1.9 incurred during the first quarter of 2020 which resulted from management's decision to discontinue a product line within the Precision Solutions reportable segment. Such charges related to certain machinery and equipment of the segment. No asset impairment charges were recorded during the three or nine months ended October 2, 2021.
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
Components of Net Periodic Pension and Postretirement Benefit Expense
Net periodic benefit expense for our foreign pension plans and our domestic pension and postretirement plans for the three and nine months ended October 2, 2021 and September 26, 2020 included the following components:

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Three months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$0.2	0.2	$—	$—	$0.2	$0.2	Selling, general and administrative
Interest cost	—	0.1	0.1	—	0.1	0.1	Other income, net
Total net periodic benefit expense	$0.2	$0.3	$0.1	$—	$0.3	$0.3

	Foreign Pension Plans		Domestic Pension and Postretirement Plans		Total		Statement of Operations Caption in Which Expense is Reported
	Nine Months Ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Service cost	$0.6	0.6	$—	$—	$0.6	$0.6	Selling, general and administrative
Interest cost	—	0.3	0.3	0.1	0.3	0.4	Other income, net
Total net periodic benefit expense	$0.6	$0.9	$0.3	$0.1	$0.9	$1.0

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(10)    INDEBTEDNESS
Debt at October 2, 2021 and December 31, 2020 was comprised of the following:

	October 2, 2021	December 31, 2020
Term loans, due in August 2026	$400.0	$—
Former term loan(1)	—	100.0
5.875% senior notes(2)	—	300.0
Other indebtedness(3)	15.6	13.0
Less: deferred financing fees(4)	(1.1)	(3.1)
Total debt	414.5	409.9
Less: short-term debt	15.4	12.5
Less: current maturities of long-term debt	20.0	0.1
Total long-term debt	$379.1	$397.3
(1)As discussed further below, on August 3, 2021, and as subsequently amended on August 16, 2021, we entered into amended and restated senior credit facilities with a syndicate of lenders. In connection with the amendment and restatement, our former term loan facility was extinguished and we entered into a new term loan facility. In connection with the amendment and extinguishment of the former term loan and other related facilities, we recorded a pre-tax charge of $1.1 to "Loss on early extinguishment of debt" during our third quarter of 2021 which was primarily related to the write-off of certain unamortized deferred financing fees.
(2)As discussed further below, on September 2, 2021, we redeemed our 5.875% Senior Notes due in 2026 (the "2026 Notes") in full, pursuant to the redemption provisions of the indenture governing the 2026 Notes for a total redemption price of $308.8, plus accrued and unpaid interest. As a result of the redemption, we recorded a pre-tax charge of $11.3 to "Loss on early extinguishment of debt" during our third quarter of 2021, which related to premiums paid to redeem the 2026 Notes of $8.8 and the write-off of unamortized deferred financing fees of $2.5.
(3)Primarily includes balances under a purchase card program of $15.4 and $12.5 and finance lease obligations of $0.2 and $0.5 as of October 2, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(4)Deferred financing fees were comprised of fees related to the term loans and, as of December 31, 2020, the senior notes.
Amendment and Restatement of Senior Credit Facilities
On August 3, 2021, and as amended on August 16, 2021, (the “Effective Date”), the Company amended and restated its senior credit facilities (which were previously amended and restated on June 27, 2019) with a syndicate of lenders, which provides for committed senior secured financing in an aggregate amount of $1,010.0, consisting of the following:
•a domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0, with a final maturity of August 3, 2026;
•a global revolving credit facility, available for loans in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $300.0, with a final maturity of August 3, 2026;
•a bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $110.0, with a final maturity of August 3, 2026; and
•term loan facilities in an aggregate principal amount of $400.0, with a final maturity of August 3, 2026.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
We also may seek additional commitments, without consent from the existing lenders, to add an incremental term loan facility, increase the commitments in respect of the domestic revolving credit facility, the global revolving credit facility, and/or the bilateral foreign credit instrument facility and/or incur certain other equivalent indebtedness by an aggregate principal amount not to exceed (x) the greater of (i) $275.0 and (ii) an amount equal to 100% of consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date plus (y) an unlimited amount so long as, immediately after giving effect thereto, our Consolidated Senior Secured Leverage Ratio (as defined in the credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings, or analogous instruments and net of cash and cash equivalents) at the date of determination secured by liens to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date) does not exceed 2.75:1.00 plus (z) an amount equal to all voluntary prepayments of the term loan facilities and voluntary prepayments accompanied by permanent commitment reductions of the domestic revolving credit facility, the global revolving credit facility, and the bilateral foreign credit instrument facility.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Our senior credit facilities require mandatory prepayments in amounts equal to the net proceeds from the sale or other disposition of, including from any casualty to, or governmental taking of, property in excess of specified values (other than in the ordinary course of business and subject to other exceptions) by the Company or its subsidiaries. Mandatory prepayments will be applied to repay, first, amounts outstanding under any term loans and, then, amounts outstanding under the global revolving credit facility and the domestic revolving credit facility (without reducing the commitments thereunder). No prepayment is required generally to the extent the net proceeds are reinvested (or committed to be reinvested) in permitted acquisitions, permitted investments or assets to be used in our business within 360 days (and if committed to be reinvested, actually reinvested within 180 days after the end of such 360-day period) of the receipt of such proceeds.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The proceeds of the initial $100.0 borrowing were used in part to repay the term loan outstanding under our former senior credit facility and subsequent borrowings of $300.0 were issued in part to fund the redemption of the 2026 Notes. In connection with entering into the amended and restated senior credit facility in August 2021, we recorded a pre-tax charge of $1.1 to "Loss on early extinguishment of debt" during our third quarter of 2021, which was primarily related to the write-off of certain unamortized deferred financing fees resulting from the extinguishment of the term loan and other facilities of the former senior credit facility.
Redemption of 2026 Notes
On August 3, 2021, the Company issued an irrevocable notice of redemption (the “Notice”) with respect to the 2026 Notes. Pursuant to the Notice, the Company gave holders of the 2026 Notes notice that it would redeem all of the outstanding 2026 Notes on September 2, 2021 (the “Redemption Date”). On September 2, 2021, with a cash payment, we redeemed the 2026 Notes in full pursuant to the redemption provisions of the indenture governing the 2026 Notes for a total redemption price of $308.8, plus accrued and unpaid interest. As a result of the redemption, we recorded a pre-tax charge of $11.3 to "Loss on early extinguishment of debt" during our third quarter of 2021, which primarily consisted of premiums paid to redeem the 2026 Notes of $8.8 and the write-off of unamortized deferred financing fees of $2.5 associated with the 2026 Notes.
Other Indebtedness Matters
The weighted average interest rate of outstanding borrowings under our term loans, due August 2026, was approximately 1.5% at October 2, 2021. The interest rate of outstanding borrowings under our former term loan was approximately 1.5% at December 31, 2020.
At October 2, 2021, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at October 2, 2021, we had $50.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $51.7 reserved for outstanding bank guarantees and $7.5 of outstanding bank guarantees that are in the process of being re-issued under the amended and restated foreign credit instrument facilities but which do not represent additional available capacity.
At October 2, 2021, in addition to the revolving lines of credit described above, we had approximately $10.9 of letters of credit outstanding under separate arrangements in China and India.
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
At October 2, 2021, we were in compliance with all covenants of our senior credit facilities.
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
We had FX forward contracts with an aggregate notional amount of $32.4 and $40.7 outstanding as of October 2, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.0 and $5.5 at October 2, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of October 2, 2021 and December 31, 2020. The net gains (losses) recorded in “Other income, net” related to FX gains (losses) totaled $0.3 and $(0.4) for the three months ended October 2, 2021 and September 26, 2020, respectively, and $(0.3) and $(2.2) for the nine months then ended.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our condensed consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities) at October 2, 2021 and December 31, 2020, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
(12)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Weighted-average shares outstanding, basic	41.952	42.127	41.924	42.425
Dilutive effect of share-based awards	0.008	0.323	0.032	0.215
Weighted-average shares outstanding, dilutive(1)	41.960	42.450	41.956	42.640
(1)Unvested restricted stock shares/units not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met, were 0.000 and 0.094 for the three months ended October 2, 2021 and September 26, 2020, respectively, and 0.000 and 0.102 for the nine months then ended, respectively. Unvested restricted stock shares/units not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met, were 0.060 and 0.207 for the three months ended October 2, 2021 and September 26, 2020, respectively, and 0.060 and 0.196 for the nine months then ended, respectively. Stock options outstanding excluded from the computation of diluted income per share because their exercise price was greater than the average market price of common shares were 0.342 for the three and nine months ended September 26, 2020, respectively. No stock options outstanding were excluded from the computation of diluted income per share for the three and nine months ended October 2, 2021.
Stock-Based Compensation
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 1.768 unissued shares of our common stock were available for future grant as of October 2, 2021. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the lesser of the award's requisite or derived service period, which is generally up to three years as noted above. For the three and nine months ended October 2, 2021 and September 26, 2020, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying condensed consolidated statements of operations as follows:

	Three months ended		Nine months ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Stock-based compensation expense - continuing and discontinued operations	$3.8	$3.6	9.6	11.4
Less: stock-based compensation expense recognized in discontinued operations	—	—	—	0.8
Stock-based compensation expense recognized in continuing operations	3.8	3.6	9.6	10.6
Income tax benefit	(0.9)	(0.8)	(1.9)	(2.4)
Stock-based compensation expense, net of income tax benefit	$2.9	$2.8	$7.7	$8.2
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
The following table summarizes the unvested restricted stock share and restricted stock unit activity for the nine months ended October 2, 2021:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2020	0.931	$37.03
Granted	0.329	67.16
Vested	(0.298)	39.62
Forfeited and other	(0.163)	43.57
Outstanding at October 2, 2021	0.799	$47.12
As of October 2, 2021, there was $24.1 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.9 years.
Stock Options
There were 0.016 and 0.301 of SPX FLOW stock options outstanding as of October 2, 2021 and December 31, 2020, respectively, all of which were exercisable as of October 2, 2021 and December 31, 2020. The decrease in the first nine months of 2021 was due to stock options exercised during the period. The weighted-average exercise price per share of the stock options is $61.29 and the weighted-average grant-date fair value per share is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient's termination of service as provided under the awards). There was no unrecognized compensation cost related to these stock options as of October 2, 2021.
Accumulated Other Comprehensive Loss
Substantially all of accumulated other comprehensive loss (“AOCL”) as of October 2, 2021 and December 31, 2020 was foreign currency translation adjustment. See the condensed consolidated statements of comprehensive income for changes in AOCL for the three and nine months ended October 2, 2021 and September 26, 2020, and Note 3 for further discussion regarding amounts reclassified out of AOCL during the nine months ended September 26, 2020 in connection with the disposition of the Disposal Group.
Common Stock in Treasury
    During the nine months ended October 2, 2021 and September 26, 2020, “Common stock in treasury” was increased by $6.3 and $6.9, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related applicable income tax withholding requirements.
During the three and nine months ended October 2, 2021, we repurchased 0.089 and 0.620 shares of our common stock for cash consideration of $5.7 and $40.2, respectively, in accordance with a share repurchase program authorized by our Board of Directors for the purchase of up to $150.0 shares of our common stock on or before December 31, 2021. As of October 2, 2021, there remained approximately $89.9 in shares available to be purchased by the Company under the share repurchase program.
Dividends
On September 17, 2021, we announced the declaration of a quarterly dividend on our common stock of $0.09 per share, paid on October 13, 2021 to stockholders of record as of the close of business on September 30, 2021. We previously paid quarterly dividends of $3.8 each in April and July 2021. The accrual of the dividend payable of $3.8 is reflected in "Accrued expenses" in our accompanying condensed consolidated balance sheet as of October 2, 2021.
Noncontrolling Interests
During the second quarter of 2021, the Company executed an agreement with noncontrolling interest shareholders in a joint venture wherein the Company acquired all outstanding noncontrolling shares for $0.6 in cash. The noncontrolling interest was reduced by the consideration paid for these shares during the nine months ended October 2, 2021.

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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company have put options under their respective joint venture operating agreements that allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 15.
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
We have $3.3 and $3.4, respectively, of current exercise value of put options outstanding as of October 2, 2021 and December 31, 2020 related to a different foreign subsidiary than that discussed above and all of which became exercisable during 2020. The carrying value of such put options is recorded based on our best estimate of the ultimate redemption value of the put options. If and when such options are exercised, we expect to settle the option value in cash.
(14)    INCOME TAXES
Unrecognized Tax Benefits
As of October 2, 2021, we had gross unrecognized tax benefits of $16.9 (net unrecognized tax benefits of $16.0), of which $11.0, if recognized, would impact our effective tax rate from continuing operations.
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of October 2, 2021, gross accrued interest totaled $1.2 (net accrued interest of $1.1), and there was no accrual for penalties included in our unrecognized tax benefits.
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
Other Tax Matters
During the three months ended October 2, 2021, we recorded an income tax provision of $8.6 on $32.1 of pre-tax income, resulting in an effective tax rate of 26.8%. This compares to an income tax provision for the three months ended September 26, 2020 of $0.7 on $17.4 of pre-tax income, resulting in an effective tax rate of 4.0%.
The effective tax rate for the third quarter of 2020 was impacted by income tax benefits of (i) $2.5 resulting from the benefit of the reduction to the forecasted annual effective tax rate in the third quarter of 2020 applied to income in the first half of 2020, (ii) $1.6 related to the timing of the pretax results in certain jurisdictions where the tax expense is not expected to be realized due to the loss carryforward position, and (iii) $1.3 resulting from adjustments to the U.S tax liability for prior years.
During the nine months ended October 2, 2021, we recorded an income tax provision of $31.6 on $85.7 of pre-tax income, resulting in an effective tax rate of 36.9%. This compares to an income tax provision for the nine months ended September 26, 2020 of $3.7 on $27.0 of pre-tax income, resulting in an effective tax rate of 13.7%. The effective tax rate for the first nine months of 2021 was impacted by income tax charges of (i) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (ii) $3.2 resulting from losses occurring in the first nine months of 2021 in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.0 related to transfer pricing adjustments.
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
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2014 tax years and the examination in China for the 2019 and 2020 tax years. We expect both of these examinations will conclude in 2021. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.
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
As of October 2, 2021 and December 31, 2020, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of October 2, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We hold an investment in an equity security which is reflected at its net asset value in "Other assets" in our condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020 and the change in our investment, based on the equity security's most recently determined net asset value, is reflected in "Other income, net" in our condensed consolidated statements of operations. The net asset value of our investment, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage of approximately 19.7% and 18.9% at October 2, 2021 and December 31, 2020, respectively, applied to the equity security’s most recently determined net asset value. During the three and nine months ended October 2, 2021, we recorded a gain of $1.6 and $9.1, respectively, to “Other income, net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security. As of October 2, 2021 and December 31, 2020, the equity security had an estimated fair value of $36.0 and $26.9, respectively. We are restricted from transferring this investment without approval of the manager of the investee.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
During the three and nine months ended September 26, 2020, we recorded a gain of $2.1 and $7.4, respectively, to “Other income, net” in our accompanying condensed consolidated statements of operations to reflect an increase in the estimated fair value of the equity security.
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
During the three and nine months ended September 26, 2020, the Company recorded pre-tax losses of $1.6 and $12.1, respectively, to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the net proceeds expected to be realized upon finalization of the purchase price with the Buyer (see Note 3 for further details regarding the Sale Agreement). The fair value of the Company’s Disposal Group reflected terms of the Sale Agreement with the Buyer as noted above and, as such, was valued using unobservable inputs (Level 3).
At October 2, 2021, no other significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. See Note 3 for further information regarding the losses on Disposal Group recognized during the three and nine months ended September 26, 2020, and Note 8 for further information regarding goodwill and indefinite-lived intangible assets, and the Company’s consideration of the effects of the COVID-19 pandemic on its evaluation of the carrying values of such long-lived assets as of October 2, 2021.
Acquisitions
For the POSI-LOCK acquisition, closed during the third quarter of 2020, the purchase price of $10.0 has been allocated to the assets acquired and liabilities assumed based on expert valuations and management’s estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020.
For the UTG Mixing Group acquisition, closed during the first quarter of 2021, the purchase price of $38.0 net of cash acquired of $2.9, has been allocated to the assets acquired and liabilities assumed based on expert valuations and management's estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of October 2, 2021.
For the Philadelphia Mixing acquisition, closed during the second quarter of 2021, the purchase price of $64.6, net of cash acquired of $1.6, has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying condensed consolidated balance sheet as of October 2, 2021. The estimates of fair values recognized as of October 2, 2021 are preliminary management estimates and are subject to change when such estimates are finalized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited; in millions, except per share data)
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of October 2, 2021 and December 31, 2020 were as follows:

	October 2, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$400.0	$400.0	$—	$—
Former term loan	—	—	100.0	100.0
5.875% senior notes(1)	—	—	300.0	313.5
Other indebtedness	15.4	15.4	12.5	12.5
(1)Carrying amount reflected herein excludes related deferred financing fees.
The following methods and assumptions were used in estimating the fair value of these financial instruments:
•The fair values of amounts outstanding under our term loans and former term loan approximated carrying values due primarily to the variable-rate nature and credit spread of these instruments, when compared to other similar instruments.
•The fair values of the former senior notes were determined using Level 2 inputs within the fair value hierarchy and were based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.
•The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of these instruments.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020 approximate fair value due to the short-term nature of those instruments.

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

EXECUTIVE OVERVIEW
Impact of the COVID-19 Pandemic
As further discussed below, the COVID-19 pandemic had an adverse impact on our condensed consolidated financial results for the three and nine months ended October 2, 2021. These adverse impacts are expected to continue, to a lesser degree, in the fourth quarter of 2021, and possibly longer, but we are unable to determine the extent, duration, or nature at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Precision Solutions reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic. For example, because we serve customers that produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers during 2020 and 2021, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of October 2, 2021, we had over $310 of cash and equivalents on hand and, as discussed in Note 10 to the accompanying condensed consolidated financial statements, approximately $495 of borrowing capacity under our revolving credit facilities and debt repayments of $20 due annually under primary debt obligations until August 2026. During the past year, we have taken actions to manage costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.
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
Our Business
SPX FLOW operates in two reportable segments: the Nutrition and Health segment and the Precision Solutions segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment and, during the second quarter of 2021, the Company renamed its former "Industrial" segment to the "Precision Solutions" segment. Accordingly, all current and comparative period financial information for these segments has been presented as the Nutrition and Health segment and the Precision Solutions segment in this MD&A. Other than the changes in name, there were no changes to the segments and there has been no change to prior-period financial information of the segments.

Based in Charlotte, North Carolina, SPX FLOW improves the world through innovative and sustainable solutions. The product offering of the Company's continuing operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and precision solution markets. SPX FLOW had approximately $1.4 billion in 2020 annual revenues, with approximately 36%, 37% and 27% from sales into the Americas, EMEA and Asia Pacific regions, respectively, and has continuing operations in more than 30 countries and sales in more than 140 countries.
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
The following summary is intended to provide certain highlights of the discussion and analysis that follows (all comparisons are to the related period in the prior year):
Revenues — For the three and nine months ended October 2, 2021, revenues increased $32.7 (9.2%) and $180.5 (18.9%), respectively. For the three months ended October 2, 2021, the increase in revenues, compared to the respective 2020 period, was driven primarily by (i) revenues associated with businesses acquired in the first and second quarters of 2021, (ii) an increase in organic revenue, and, to a lesser extent, (iii) the weakening of the U.S. dollar against various foreign currencies during the periods. The increase in organic revenue was driven primarily by higher volumes of revenue from (i) Nutrition and Health segment components and aftermarket products and, to a lesser extent, systems, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
For the nine months ended October 2, 2021, the increase in revenues, compared to the respective 2020 period, was driven primarily by (i) an increase in organic revenue and, to a lesser extent, (ii) the weakening of the U.S. dollar against various foreign currencies during the periods and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021. The increase in organic revenue was driven primarily by higher volumes of revenue from (i) Nutrition and Health segment components and aftermarket products and, to a lesser extent, systems, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
Income before Income Taxes — Income before income taxes increased $14.7 (84.5%) and $58.7 (217.4%) in the three and nine months ended October 2, 2021, respectively. The increase in pre-tax income for the three months ended October 2, 2021, compared to the respective 2020 period, included primarily the effects of increases in other income, net (including primarily a gain on sale of a product line during the third quarter of 2021) and in segment income, combined with reductions in interest expense and corporate expense.
The increase in pre-tax income for the nine months ended October 2, 2021, compared to the respective 2020 period, included primarily the effects of an increase in segment income and, to a lesser extent, reductions in interest expense and corporate expense, as well as the benefits of an increase in gains on sales of certain assets (including the gain on sale of a product line as noted above).
Cash Flows from Operations — For the nine months ended October 2, 2021, cash flows from operations increased to $42.0 from $31.6 in the comparable prior year period, primarily as a result of increased cash flows from higher segment income.
RESULTS OF OPERATIONS
The unaudited information included in this Quarterly Report on Form 10-Q should be read in conjunction with our annual consolidated financial statements included in our 2020 Annual Report on Form 10-K. Interim results are not necessarily indicative of results for a full year. We establish actual interim closing dates using a fiscal calendar, which requires our businesses to close their books on the Saturday closest to the end of the first calendar quarter, with the second and third quarters being 91 days in length. Our fourth quarter ends on December 31. The interim closing dates for the first, second and third quarters of 2021 were April 3, July 3, and October 2, compared to the respective March 28, June 27, and September 26, 2020 dates. We had five more days in the first quarter of 2021 and will have six fewer days in the fourth quarter of 2021 than in the respective 2020 periods. It is not practicable to estimate the impact of the differential in number of days on our changes in revenues for the nine-month period ended October 2, 2021 compared to the prior-year period.
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
The following table provides selected financial information for the three and nine months ended October 2, 2021 and September 26, 2020, respectively, including the reconciliation of organic revenue growth to net revenue growth:

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Revenues	$389.6	$356.9	9.2	$1,135.0	$954.5	18.9
Gross profit	139.0	126.1	10.2	399.2	340.7	17.2
% of revenues	35.7%	35.3%		35.2%	35.7%
Selling, general and administrative	93.3	89.9	3.8	277.5	265.9	4.4
% of revenues	23.9%	25.2%		24.4%	27.9%
Intangible amortization	5.9	2.8	110.7	13.6	8.5	60.0
Asset impairment charges	—	0.5	(100.0)	—	3.2	(100.0)
Restructuring and other related charges	0.6	1.3	(53.8)	14.1	8.7	62.1
Other income, net	9.5	4.2	126.2	18.1	8.5	112.9
Interest expense, net	(4.2)	(7.4)	(43.2)	(14.0)	(24.9)	(43.8)
Loss on early extinguishment of debt	(12.4)	(11.0)	12.7	(12.4)	(11.0)	12.7
Income from continuing operations before income taxes	32.1	17.4	84.5	85.7	27.0	*
Income tax provision	(8.6)	(0.7)	*	(31.6)	(3.7)	*
Income from continuing operations	23.5	16.7	40.7	54.1	23.3	132.2
Income (loss) from discontinued operations, net of tax	0.1	(4.2)	(102.4)	(0.8)	(40.9)	(98.0)
Net income (loss)	23.6	12.5	88.8	53.3	(17.6)	*
Less: Net income attributable to noncontrolling interests	0.1	0.4	(75.0)	0.4	0.7	(42.9)
Net income (loss) attributable to SPX FLOW, Inc.	23.5	12.1	94.2	52.9	(18.3)	*

Components of consolidated revenue growth:
Organic increase			3.3			11.4
Foreign currency			1.6			3.9
Business combinations			4.3			3.6
Net revenue increase			9.2			18.9
* Not meaningful for comparison purposes
Revenues - For the three months ended October 2, 2021, the increase in revenues, compared to the respective 2020 period, was driven primarily by (i) revenues associated with businesses acquired in the first and second quarters of 2021, (ii) an increase in organic revenue, and, to a lesser extent, (iii) the weakening of the U.S. dollar against various foreign currencies during the periods. The increase in organic revenue was driven primarily by higher volumes of revenue from (i) Nutrition and Health segment components and aftermarket products and, to a lesser extent, systems, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.

For the nine months ended October 2, 2021, the increase in revenues, compared to the respective 2020 period, was driven primarily by (i) an increase in organic revenue and, to a lesser extent, (ii) the weakening of the U.S. dollar against various foreign currencies during the periods and (iii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021. The increase in organic revenue was driven primarily by higher volumes of revenue from (i) Nutrition and Health segment components and aftermarket products and, to a lesser extent, systems, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
See “Results of Reportable Segments” for additional details.
Gross Profit - The increases in gross profit for the three and nine months ended October 2, 2021, compared to the respective 2020 periods, were driven primarily by the increased revenues as noted above, along with favorable price realization.
The increase in gross margin for the three months ended October 2, 2021, compared to the respective 2020 period, was driven primarily by the favorable impact on operating leverage of the higher volume of revenues, the benefits of favorable price realization, and an improved mix of higher-quality revenue in our Nutrition and Health segment, the effects of which were partially offset by inflationary pressures in certain operational areas such as freight and certain types of labor costs.
The decrease in gross margin for the nine months ended October 2, 2021, compared to the respective 2020 period, was primarily attributable to inflationary pressures in certain operational areas such as freight and certain types of labor costs, the effects of which were partially mitigated by the favorable impact on operating leverage of the higher volumes of revenues, favorable price realization, and an improved mix of higher-quality revenue in our Nutrition and Health segment.
See “Results of Reportable Segments” for additional details.
Selling, General and Administrative (“SG&A”) Expense - For the three and nine months ended October 2, 2021, the increases in SG&A expense, compared to the respective 2020 periods, were due primarily to the weakening of the U.S. dollar against various foreign currencies during the periods and, to a lesser extent, increases in variable incentive compensation. These increases in costs were partially offset by savings from (i) reductions in force associated with restructuring actions taken in 2020 as well as in connection with our global cost productivity program, initiated during the first quarter of 2021, and (ii) reductions in discretionary spending.
Intangible Amortization - The increases in intangible amortization for the three and nine months ended October 2, 2021, compared to the respective 2020 periods, were primarily due to amortization of intangible assets acquired in the POSI LOCK, UTG Mixing Group and Philadelphia Mixing acquisitions closed in the third quarter of 2020 and first and second quarters of 2021, respectively.
Asset Impairment Charges - Charges for the three months ended September 26, 2020 resulted from further management evaluation of certain assets during the third quarter of 2020 which were impacted by management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions. Charges for the nine months ended September 26, 2020 included these charges, $0.8 of charges recorded during the second quarter related to this action and charges of $1.9 which resulted from management’s decision, during the first quarter of 2020, to discontinue a product line within the Precision Solutions segment.
Restructuring and Other Related Charges - Charges for the three and nine months ended October 2, 2021 related to a global cost productivity program initiated during the first quarter of 2021. Such charges related primarily to severance and other costs associated with commercial, engineering and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
See Note 6 to our condensed consolidated financial statements for further details of actions taken during the three and nine months ended October 2, 2021 and September 26, 2020.

Other Income, net - Other income, net, for the three months ended October 2, 2021 was composed of a gain on the sale of a product line of $5.6, other net gains on asset sales of $1.9, investment-related gains of $1.6, foreign currency (“FX”) gains of $0.3, and income from a transition services agreement (the "TSA") entered into in connection with the sale of our former Power and Energy segment of $0.2, partially offset by non-service-related pension and postretirement costs of $0.1. See Note 3 to the condensed consolidated financial statements for additional details regarding the sale of the product line, as well as the TSA. The investment-related gains related to an increase in the net asset value of our investment in an equity security (see Note 15 for additional details).
Other income, net, for the three months ended September 26, 2020 was composed of investment-related gains of $2.1, income from the TSA of $1.3, and net gains on asset sales and other of $1.3, partially offset by FX losses of $0.4 and non-service-related pension and postretirement costs of $0.1.
Other income, net, for the nine months ended October 2, 2021 was composed primarily of investment-related gains of $9.1, the gain on sale of a product line of $5.6, net gains on assets sales and other of $2.2, income from the TSA of $1.7, partially offset by FX losses of $0.3 and non-service-related pension and postretirement costs of $0.3.
Other income, net, for the nine months ended September 26, 2020 was composed of investment-related gains of $7.4, income from the TSA of $2.8, and net gains on asset sales and other of $0.9, partially offset by FX losses of $2.2 and non-service-related pension and postretirement costs of $0.4.
Interest Expense, net - Interest expense, net, for the three and nine months ended October 2, 2021 and September 26, 2020, was composed primarily of interest expense related to our senior credit facilities and former senior notes and, to a lesser extent, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
    Interest expense, net, included interest expense of $4.9 and $8.3, and interest income of $0.7 and $0.9, respectively, during the three months ended October 2, 2021 and September 26, 2020. Interest expense, net, included interest expense of $16.7 and $27.9, and interest income of $2.7 and $3.0, respectively, during the nine months ended October 2, 2021 and September 26, 2020. The decreases in interest expense in 2021, compared to 2020, were due primarily to the early redemption of our 5.625% senior notes in August 2020 and 5.875% senior notes in September 2021.
    See Note 10 to our condensed consolidated financial statements for additional details on our third-party debt and Note 3 for additional details regarding our allocation of certain interest expense to discontinued operations.
Loss on Early Extinguishment of Debt - On September 2, 2021, with a cash payment, we redeemed our 5.875% senior notes due in August 2026 (the "2026 Notes") in full, pursuant to the redemption provisions of the indenture governing the 2026 Notes. As a result of the redemption, we recorded a charge of $11.3 during the three and nine months ended October 2, 2021, which related to premiums paid to redeem the 2026 Notes of $8.8 and the write-off of unamortized deferred financing fees of $2.5. In addition, on August 3, 2021, we amended and restated our senior credit facilities, and recorded a charge of $1.1 during the three and nine months ended October 2, 2021, which related primarily to the write-off of unamortized deferred financing fees associated with the former senior credit facilities.
On August 15, 2020, with a cash payment, we redeemed our 5.625% senior notes due in August 2024 (the "2024 Notes) in full, pursuant to the redemption provisions of the indenture governing the 2024 Notes. As a result of the redemption, we recorded a charge of $11.0 during the three and nine months ended September 26, 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of $0.1.
Income Tax Provision - During the three months ended October 2, 2021, we recorded an income tax provision of $8.6 on $32.1 of pre-tax income, resulting in an effective tax rate of 26.8%. This compares to an income tax provision for the three months ended September 26, 2020 of $0.7 on $17.4 of pre-tax income, resulting in an effective tax rate of 4.0%
The effective tax rate for the third quarter of 2020 was impacted by income tax benefits of (i) $2.5 resulting from the benefit of the reduction to the forecasted annual effective tax rate in the third quarter of 2020 applied to income in the first half of 2020, (ii) $1.6 related to the timing of the pre-tax results in certain jurisdictions where the tax expense is not expected to be realized due to the loss carryforward position, and (iii) $1.3 resulting from adjustments to the U.S tax liability for prior years.

During the nine months ended October 2, 2021, we recorded an income tax provision of $31.6 on $85.7 of pre-tax income, resulting in an effective tax rate of 36.9%. This compares to an income tax provision for the nine months ended September 26, 2020 of $3.7 on $27.0 of pre-tax income, resulting in an effective tax rate of 13.7%. The effective tax rate for the first nine months of 2021 was impacted by income tax charges of (i) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (ii) $3.2 resulting from losses occurring in the first nine months of 2021 in certain jurisdictions where the tax benefit of those losses is not expected to be realized, and (iii) $1.0 related to transfer pricing adjustments.
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
Income (Loss) from Discontinued Operations, Net of Tax - For the three and nine months ended October 2, 2021, the income (loss) from discontinued operations, net of tax, of $0.1 and $(0.8), respectively, related to certain trailing benefits realized (costs incurred) related to the sale of the Disposal Group.
For the three months ended September 26, 2020, the loss from discontinued operations, net of tax, of $4.2, was composed of an income tax provision of $2.5 on a pre-tax loss of $1.7. The pre-tax loss included a Loss on Disposal Group of $1.6, primarily related to the finalization of the purchase price with the Buyer. The income tax provision for the third quarter of 2020 was primarily impacted by income tax charges of (i) $1.7 related to a reduction in the benefit related to the loss for global intangible low-taxed income purposes and (ii) $0.4 resulting from adjustments to the U.S. tax liability for prior years.
For the nine months ended September 26, 2020, the loss from discontinued operations, net of tax, of $40.9, was composed of a pre-tax loss of $10.3 and an income tax provision of $30.6. The pre-tax loss included a Loss on Disposal Group of $12.1 to reduce the carrying value of the Disposal Group to our estimate, and the final negotiated amount, of the net proceeds to be realized upon finalization of the purchase price with the Buyer. The income tax provision for the first nine months of 2020 was impacted primarily by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $1.4 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $3.1 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit. In addition to these, the income tax provision for the nine months ended September 26, 2020 also included the effect from the first quarter of 2020 where the majority of the pre-tax loss on Disposal Group was not deductible in the various jurisdictions where the sale of the Disposal Group was to be recognized. As such, only $1.2 of a tax benefit was recognized on the $10.3 pre-tax loss on Disposal Group.

RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our condensed consolidated financial statements and related notes.
Nutrition and Health

	As of and for the three months ended			As of and for the nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Backlog	$262.0	$269.2	(2.7)	$262.0	$269.2	(2.7)
Orders	160.2	159.0	0.8	504.0	435.1	15.8

Revenues	170.1	160.6	5.9	510.0	443.1	15.1
Income	24.6	24.2	1.7	79.6	62.7	27.0
% of revenues	14.5%	15.1%		15.6%	14.2%
Components of revenue growth:
Organic increase			4.5			11.0
Foreign currency			1.4			4.1
Net revenue growth			5.9			15.1
Revenues - For the three and nine months ended October 2, 2021, the increases in revenues, compared to the respective 2020 periods, were driven primarily by increases in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the periods against various foreign currencies. The increases in organic revenue were due to higher volumes of components and aftermarket revenues and, to a lesser degree, of systems revenues, partially attributable to reduced adverse effects of the COVID-19 pandemic.
Income - For the three months ended October 2, 2021, income increased, compared to the respective 2020 period, driven primarily by higher volumes of revenues as discussed above and cost savings realized from our global cost productivity program announced during the first quarter of 2021. The decrease in margin in the three months ended October 2, 2021, compared to the respective 2020 period, primarily resulted from the effects of inflationary pressures in certain operational areas such as freight and certain types of labor costs, which more than offset the benefits of operating leverage on volume increases and cost savings from restructuring initiatives as previously noted.
For the nine months ended October 2, 2021, income and margin increased, compared to the respective 2020 period, driven primarily by the favorable impact on operating leverage of higher volumes of revenues, an improved mix of higher-quality revenue and cost savings from the global cost productivity program noted above, partially offset by the effects of inflationary pressures in certain operational areas such as freight and certain types of labor costs as noted above.
Backlog - The segment had backlog of $262.0 and $269.2 as of October 2, 2021 and September 26, 2020, respectively. Of the $7.2 year-over-year decrease in backlog, $11.6 resulted from an organic decline primarily due to the timing of systems orders received as well as increased revenue levels realized in the nine months ended October 2, 2021 which resulted partially from the reduced adverse effects of the COVID-19 pandemic, partially offset by an increase of $4.4 attributable to the favorable impact of fluctuations in foreign currencies relative to the U.S. dollar.

Precision Solutions

	As of and for the three months ended			As of and for the nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Backlog	$335.8	$261.2	28.6	$335.8	$261.2	28.6
Orders	223.9	168.6	32.8	656.6	529.9	23.9

Revenues	219.5	196.3	11.8	625.0	511.4	22.2
Income	31.4	28.6	9.8	76.4	57.9	32.0
% of revenues	14.3%	14.6%		12.2%	11.3%
Components of revenue growth:
Organic increase			2.3			11.7
Business combinations			7.9			6.8
Foreign currency			1.6			3.7
Net revenue growth			11.8			22.2
Revenues - For the three months ended October 2, 2021, the increase in revenues, compared to the respective 2020 period, was driven primarily by (i) revenues associated with businesses acquired in the first and second quarters of 2021 and, to a lesser extent, (ii) an increase in organic revenue, and (iii) a weakening of the U.S. dollar during the periods against various foreign currencies. For the nine months ended October 2, 2021, the increase in revenues, compared to the respective 2020 period, was driven primarily by (i) an increase in organic revenue and, to a lesser extent, (ii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021, and (iii) a weakening of the U.S. dollar during the periods against various foreign currencies. The increases in organic revenue were driven primarily by increased shipments across substantially all of our short-cycle Precision Solutions segment product lines and end markets, primarily associated with reduced adverse effects of the COVID-19 pandemic, partially offset by a decline in heat exchanger shipments due in part to an increased selectivity of heat exchanger orders accepted by the Company.
Income - For the three and nine months ended October 2, 2021, income increased, compared to the respective 2020 periods, driven primarily by higher volumes of revenues as discussed above, favorable impacts of price realization, and cost savings realized from our global cost productivity program announced during the first quarter of 2021.
For the three months ended October 2, 2021, margin decreased, compared to the respective 2020 period, primarily due to the effects of (i) inflationary pressures in certain operational areas such as elevated freight costs, incurred to support key customers, and in certain types of labor costs due to a large number of new employees, and (ii) increased intangible amortization expense as well as the amortization of fair value adjustments to inventory, directly attributable to the Company's acquisition strategy, which more than offset the benefits of improved operating leverage on volume increases, favorable impacts of price realization, and cost savings from restructuring initiatives as previously noted.
For the nine months ended October 2, 2021, margin increased, compared to the respective 2020 period, primarily driven by the improved operating leverage on higher volumes of revenues, favorable impacts of price realization, and cost savings from restructuring initiatives noted above, partially offset by the effects of cost increases in certain operational areas such as freight and certain types of labor costs, increased intangible amortization expense and amortization of fair value adjustments to inventory noted above.
Backlog - The segment had backlog of $335.8 and $261.2 as of October 2, 2021 and September 26, 2020, respectively. The $74.6 year-over-year increase in backlog was attributable to (i) a $42.1 increase in backlog associated with acquired businesses, (ii) a $25.1 increase in backlog related to legacy operations, reflecting organic order growth across substantially all of our short-cycle Precision Solutions segment product lines (partially offset by a decline in heat exchanger orders due in part to an increased selectivity of such orders accepted by the Company), and (iii) a $7.4 favorable impact of fluctuations in foreign currencies relative to the U.S. Dollar.

CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Three months ended			Nine months ended
	October 2, 2021	September 26, 2020	% Change	October 2, 2021	September 26, 2020	% Change
Total consolidated revenues	$389.6	$356.9	9.2	$1,135.0	$954.5	18.9
Corporate expense	16.0	19.2	(16.7)	47.3	53.7	(11.9)
% of revenues	4.1%	5.4%		4.2%	5.6%
Pension and postretirement service costs	0.2	0.2	—	0.6	0.6	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, North Carolina corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The decreases in corporate expense for the three and nine months ended October 2, 2021, compared to the respective 2020 periods, were due primarily to actions taken to manage costs on a year-over-year basis, including (i) reductions in force of certain functional support employees across most of our corporate functions and (ii) reductions in discretionary spending, related to our global cost productivity program announced during the first quarter of 2021, as well as in response to the ongoing effects of the COVID-19 pandemic.
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
LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the nine months ended October 2, 2021 and September 26, 2020.
Cash Flow

	Nine months ended
	October 2, 2021	September 26, 2020
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$42.0	$31.6
Cash flows used in investing activities	(114.0)	(24.0)
Cash flows used in financing activities	(47.9)	(353.5)
Cash flows from (used in) discontinued operations	(0.6)	384.8
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(7.4)	10.2
Net change in cash, cash equivalents and restricted cash	$(127.9)	$49.1
Operating Activities - During the nine months ended October 2, 2021, the increase in cash flows from operating activities, compared to the same period in 2020, was primarily attributable to increased cash flows from higher segment income.

Investing Activities - During the nine months ended October 2, 2021, such cash flows were comprised primarily of cash paid for the acquisitions of UTG Mixing Group and Philadelphia Mixing and, to a lesser extent, capital expenditures associated generally with the upgrades of manufacturing facilities and information technology, partially offset by proceeds from certain asset sales. Cash flows for the nine months ended September 26, 2020, were comprised primarily of capital expenditures associated generally with the upgrades of manufacturing facilities and information technology and cash paid for the acquisition of POSI LOCK.
Financing Activities - During the nine months ended October 2, 2021, cash flows used in financing activities related primarily to (i) the redemption of the 2026 Notes, including premiums, of $308.8, (ii) the repayment and extinguishment of our former term loan of $100.0, (iii) purchases of common stock of $40.2 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, (iv) dividend payments of $7.6, and (v) payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.6, partially offset by borrowings under the term loan facilities of our amended senior credit facilities of $400.0 and proceeds received from the exercise of employee stock options of $17.6.
During the nine months ended September 26, 2020, cash flows used in financing activities related primarily to (i) the redemption of the 2024 Notes, including premiums, of $308.4, (ii) purchases of common stock of $16.9 associated with the written trading plan noted above, (iii) net repayments of purchase card program debt of $11.6, (iv) the purchase of certain noncontrolling interests in a subsidiary of $8.2, and (v) payments of minimum withholdings on behalf of employees in connection with net share settlements of $6.9.
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
Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The increase (decrease) in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates of $(7.4) and $10.2, respectively, in the nine months ended October 2, 2021 and September 26, 2020, reflected primarily an increase (decrease) in U.S dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the respective periods.
Borrowings and Availability
Borrowings —Debt at October 2, 2021 and December 31, 2020 was comprised of the following:

	October 2, 2021	December 31, 2020
Term loans, due in August 2026	$400.0	$—
Former term loan(1)	—	100.0
5.875% senior notes(2)	—	300.0
Other indebtedness(3)	15.6	13.0
Less: deferred financing fees(4)	(1.1)	(3.1)
Total debt	414.5	409.9
Less: short-term debt	15.4	12.5
Less: current maturities of long-term debt	20.0	0.1
Total long-term debt	$379.1	$397.3
(1)On August 3, 2021, and as subsequently amended on August 16, 2021, we entered into amended and restated senior credit facilities with a syndicate of lenders. In connection with the amendment, our former term loan facility was extinguished and we entered into a new term loan facility. In connection with the amendment and extinguishment of the former term loan and other related facilities, we recorded a pre-tax charge of $1.1 to "Loss on early extinguishment of debt" during our third quarter of 2021 which was primarily related to the write-off of certain unamortized deferred financing fees.
(2)On September 2, 2021, we redeemed the 2026 Notes in full, pursuant to the redemption provisions of the indenture governing the 2026 Notes for a total redemption price of $308.8, plus accrued and unpaid interest. As a result of the redemption, we recorded a pre-tax charge of $11.3 to "Loss on early extinguishment of debt" during our third quarter of 2021, which related to premiums paid to redeem the 2026 Notes of $8.8 and the write-off of unamortized deferred financing fees of $2.5.

(3)Primarily includes balances under a purchase card program of $15.4 and $12.5 and finance lease obligations of $0.2 and $0.5 as of October 2, 2021 and December 31, 2020, respectively. The purchase card program allows for payment beyond customary payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(4)Deferred financing fees were comprised of fees related to the term loans and, as of December 31, 2020, the senior notes.
    Availability — At October 2, 2021, we had $494.7 of borrowing capacity under our revolving credit facilities after giving effect to $5.3 reserved for outstanding letters of credit. In addition, at October 2, 2021, we had $50.8 of available issuance capacity under our foreign credit instrument facilities after giving effect to $51.7 reserved for outstanding bank guarantees and $7.5 of outstanding bank guarantees that are in the process of being re-issued under the amended and restated foreign credit instrument facilities but which do not represent additional available capacity.
At October 2, 2021, in addition to the revolving lines of credit described above, we had approximately $10.9 of letters of credit outstanding under separate arrangements in China and India.
    At October 2, 2021, we were in compliance with all covenants of our senior credit facilities.
See Note 10 to our accompanying condensed consolidated financial statements for additional information regarding certain events impacting the Company's indebtedness during the third quarter of 2021, including (i) our redemption of the full principal amount of the 2026 Notes, and (ii) the amendment and restatement of our senior credit facilities.
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
As of October 2, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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
We had FX forward contracts with an aggregate notional amount of $32.4 and $40.7 outstanding as of October 2, 2021 and December 31, 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.0 and $5.5 at October 2, 2021 and December 31, 2020, respectively. There were no unrealized gains or losses recorded in accumulated other comprehensive loss related to FX forward contracts as of October 2, 2021 and December 31, 2020. The net gains (losses) recorded in “Other income, net” related to FX gains (losses) totaled $0.3 and $(0.4) for the three months ended October 2, 2021 and September 26, 2020, respectively, and $(0.3) and $(2.2) for the nine months then ended.

The net fair values of our FX forward contracts and FX embedded derivatives were $0.0 and $0.2 (assets) at October 2, 2021 and December 31, 2020, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our condensed consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at October 2, 2021 for similar debt, was $415.4, equivalent to our carrying value of $415.4.
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
Other Matters
Contractual Obligations - As of October 2, 2021, there were no material changes in our contractual obligations from those disclosed in our 2020 Annual Report on Form 10-K, except as previously discussed under "Borrowings and Availability" and Note 10 to the accompanying condensed consolidated financial statements with respect to certain changes in the composition of the Company's debt facilities which became effective during the third quarter of 2021.
Our total net liabilities for unrecognized tax benefits including interest were $17.1 as of October 2, 2021. Of that amount, we believe that within the next 12 months it is reasonably possible that our previously unrecognized tax benefits (including interest) could decrease by $0.5 to $1.0.
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

Refer to Note 13 for discussion regarding amounts reported in “Mezzanine equity” on the condensed consolidated balance sheets as of October 2, 2021 and December 31, 2020 including discussion regarding the exercise of certain put options by a noncontrolling interest shareholder and an agreement reached with such shareholder during the year ended December 31, 2020 related to the Company's purchase of the shareholder's noncontrolling interest in the relevant subsidiary.
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
The following table provides information, as of October 2, 2021, about our primary outstanding debt obligations and presents principal cash flows by contractual maturity dates, weighted-average interest rates and fair values.

	Due Within 1 Year	Due Within 2 Years	Due Within 3 Years	Due Within 4 Years	Due Within 5 Years	Thereafter	Total	Fair Value
Term loans(1)	$20.0	$20.0	$20.0	$20.0	$320.0	$—	$400.0	$400.0
Average interest rate							1.46%
(1)    See Note 10 to our accompanying condensed consolidated financial statements for information regarding certain events which impacted the Company's indebtedness, including (i) the redemption of the full principal amount of the 2026 Notes during the third quarter of 2021, and (ii) an amendment and restatement of our senior credit facilities executed during the third quarter of 2021.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments, other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $32.4 outstanding as of October 2, 2021, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts were $0.0 (gross assets) and $0.0 (gross liabilities) as of October 2, 2021.
ITEM 4. Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rules 13a-15 and 15d-15, as of October 2, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2021.
No changes during the quarter ended October 2, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite many of our employees who are responsible for executing and administering such internal controls working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the effects of the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (in millions, except share and per share amounts, unless otherwise noted)
Issuer Purchases of Equity Securities
    The following table summarizes the repurchases of common stock during the three months ended October 2, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan or Program(2)
7/4/21 - 7/31/21	89,399	$64.00	88,800	$89.9
8/1/21 - 8/31/21	—	$—	—	$89.9
9/1/21 - 10/2/21	1,358	$82.33	—	$89.9
Total	90,757	$64.00	88,800	$89.9
(1)Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units of 599 shares in the period from July 4, 2021 to July 31, 2021 and 1,358 shares in the period from September 1, 2021 to October 2, 2021.
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

10.1
Second Amended and Restated Credit Agreement, dated as of August 3, 2021, among SPX FLOW, Inc., the foreign subsidiary borrowers from time to time party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders from time to time party thereto, incorporated by reference from the Company’s Current Report on Form 8-K filed on August 3, 2021 (file no. 1-37393)

10.2
Incremental Facility Activation Notice, New Lender Supplement and Amendment to Credit Agreement, dated as of August 16, 2021, among SPX FLOW, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as an Issuing Lender and the Swingline Lender, and Deutsche Bank AG Deutschlandgeschäft Branch, as an Issuing Lender

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

SPX FLOW, Inc.
(Registrant)

Date: November 10, 2021	By	/s/ Marcus G. Michael
President and Chief Executive Officer

Date: November 10, 2021	By	/s/ Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer