Form 10-K
period 2021-12-31
SPX FLOW, Inc.
filed 2022-02-16
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021, or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 2, 2021 was approximately $2,679 million. The determination of affiliate status for purposes of the foregoing calculation is not necessarily a conclusive determination for other purposes.
Common shares outstanding as of February 14, 2022 were 42,058,085.

Documents incorporated by reference: Portions of the registrant’s definitive proxy statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)

PART I
ITEM 1. Business
(All currency and share amounts are in millions, unless otherwise noted)
FORWARD-LOOKING STATEMENTS
Some of the statements in this document and any documents incorporated by reference, including any statements as to operational and financial projections, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our businesses’ or our industries’ actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Such statements may address our plans, our strategies, our prospects, or changes and trends in our business and the markets in which we operate under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) or in other sections of this document. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “would,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “project,” “potential” or “continue” or the negative of those terms or similar expressions. These statements are only predictions. Actual events or results may differ materially because of market conditions in our industries or other factors, and forward-looking statements should not be relied upon as a prediction of actual results. In addition, management’s estimates of future operating results are based on our current complement of continuing operations, which is subject to change as management selects strategic markets.
All the forward-looking statements in this document are qualified in their entirety by reference to the factors discussed in this document, including under the heading "Risk Factors" and in any documents incorporated by reference herein that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements. We caution you that these risk factors may not be exhaustive. We operate in a continually changing business environment and frequently enter into new businesses and product lines. We cannot predict these new risk factors, and we cannot assess the impact, if any, of these new risk factors on our businesses or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual results. We undertake no obligation to update or publicly revise any forward-looking statements to reflect events or circumstances that arise after the date of this document.
BUSINESS
Our Business
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments. Based in Charlotte, North Carolina, SPX FLOW improves the world through innovative and sustainable solutions. The product offering of the Company's operations is concentrated in process technologies that perform mixing, blending, fluid handling, separation, thermal heat transfer and other activities that are integral to processes performed across a wide variety of nutrition, health and precision solution markets. In 2021, SPX FLOW had approximately $1.5 billion in annual revenues, with approximately 40%, 35%, and 25% from sales into the Americas, EMEA, and Asia Pacific regions, respectively, and has operations in more than 30 countries and sales in more than 140 countries.
Our product portfolio of pumps, valves, mixers, filters, air dryers, hydraulic tools, homogenizers, separators and heat exchangers, along with the related aftermarket parts and services, supports global industries, including nutrition and health, chemical processing, compressed air and mining. From an end-market perspective, in 2021, approximately 44% of our revenues were from sales into the Nutrition and Health end markets and approximately 56% were from sales into the Precision Solutions end markets. Our core strengths include expertise in rotating, actuating and hydraulic equipment, a highly skilled workforce, global capabilities, product breadth, and a deep application knowledge that enables us to optimize configuration and create custom-engineered solutions for diverse processes.

Sale of SPX FLOW
On December 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with LSF11 Redwood Acquisitions, LLC, a Delaware limited liability company (“Parent”), Redwood Star Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for, on the terms and subject to the conditions therein, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. As a result of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), outstanding immediately prior to the effective time of the Merger (other than shares of Company Common Stock held by the Company as treasury shares, owned by Parent or Merger Sub or held by any holders who have properly demanded and perfected appraisal rights in compliance with Delaware law) will automatically be canceled, extinguished and converted into the right to receive cash in an amount equal to $86.50, without interest thereon.
In connection with the approval of the Merger Agreement, the Company’s Board of Directors unanimously resolved to recommend that the Company’s stockholders adopt the Merger Agreement and the Merger in accordance with Delaware law.
The Merger is subject to certain customary conditions, including, among others, (1) receipt of the vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger Agreement; (2) the expiration or earlier termination of the applicable waiting period (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) obtaining certain consents from government entities under applicable foreign merger control laws; and (4) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Parent’s obligations to consummate the Merger are conditioned upon, without limitation, the absence of a material adverse change and obtaining certain consents from government entities under applicable foreign merger control and foreign direct investment laws. The Merger Agreement also includes certain termination rights for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, termination fees may be owed by the Company to Parent, depending on the circumstances surrounding a termination.
If the Merger is consummated, we anticipate that the shares of Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.
Impact of the COVID-19 Pandemic
As further discussed in MD&A below, the novel coronavirus pandemic ("COVID-19" or "COVID-19 pandemic") had an adverse impact on our consolidated financial results for the years ended December 31, 2021 and 2020. These adverse impacts began in the first quarter of 2020, continued through 2020 and 2021, and are expected to continue in 2022, but we are unable to determine the extent, duration, or nature of further impacts at this time. Although certain of our product lines (e.g., shorter-cycle product lines within our Precision Solutions reportable segment) have been impacted more than others in our portfolio, we believe that our diverse set of products, along with our strong balance sheet position and available liquidity, position us well to mitigate further potential adverse impacts of the COVID-19 pandemic, including its variants. For example, because we serve customers that produce food, beverages, personal care items, cleaning products, pharmaceuticals, and specialty chemicals, and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 pandemic. While we have temporarily closed certain of our offices and engineering, service and manufacturing centers during 2020 and 2021, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19 pandemic safety-related concerns or in response to market conditions affected by COVID-19, our manufacturing facilities have not experienced significant interruptions in operations to date.
In terms of liquidity, as of December 31, 2021, we had over $310 of cash and equivalents on hand and, as discussed in Note 13 to the accompanying consolidated financial statements, approximately $495 of borrowing capacity under our revolving credit facilities and debt repayments of $20.0 due annually under primary debt obligations until August 2026. During the past year, we have taken actions to manage costs and cash flows, including reducing discretionary spending, and will continue to assess the actual and expected impacts of the COVID-19 pandemic and any requirements for further actions.

REPORTABLE SEGMENTS
Our continuing operations are organized into two reportable segments — the Nutrition and Health segment and the Precision Solutions segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment and, during the second quarter of 2021, the Company renamed its former "Industrial" segment to the "Precision Solutions" segment. Accordingly, all current and comparative period financial information for these segments has been presented as the Nutrition and Health segment and the Precision Solutions segment in this Annual Report on Form 10-K. Other than the changes in name, there were no changes to the segments and there has been no change to prior period financial information of the segments.
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
Precision Solutions: The Precision Solutions reportable segment primarily serves customers in the chemical, air treatment, mining, pharmaceutical, marine, infrastructure construction, general industrial and water treatment industries. Key demand drivers of this segment are tied to macroeconomic conditions and growth in the respective end markets we serve. Key products for the segment are air dryers, filtration equipment, mixers, pumps, hydraulic technologies and heat exchangers. Key brands include Airpel, APV, Bolting Systems, Bran+Luebbe, Deltech, Hankison, Jamix, Jemaco, Johnson Pump, LIGHTNIN, Philadelphia Mixing Solutions, POSI LOCK, Power Team, Stelzer, Stone and Uutechnic. The segment's primary competitors are Alfa Laval AB, Chemineer Inc., EKATO, Enerpac, IDEX Viking Pump, Ingersoll Rand Inc., KSB AG, Lewa, Parker Domnick Hunter, Prominent and various regional companies.
Acquisitions
As part of our long-term strategy, we plan to evaluate potential acquisitions that (a) are complementary to our existing products and services, (b) increase our relevance to customers and our capabilities to serve them, (c) expand our global capabilities and accelerate our localization strategy and (d) expand our end market reach.
During the third quarter of 2020, we completed the acquisition of POSI LOCK, Inc. ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications, for a cash purchase price of $10.0. The pro forma effects of the acquisition of POSI LOCK are not material to our consolidated results of operations for the year ended December 31, 2020.
During the first quarter of 2021, we completed the acquisition of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a former public company and producer of various mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets, for a cash purchase price of $38.0. The remaining 2% of issued and outstanding shares were acquired during the second quarter of 2021, with nominal impact to the total cash purchase price. UTG Mixing Group generated approximately $19.6 in revenues from the acquisition date through December 31, 2021 and its results are reported in our Precision Solutions reportable segment.
During the second quarter of 2021, we completed the acquisition of Philadelphia Mixing Solutions, Ltd. ("Philadelphia Mixing"), a manufacturer of in-tank mixing solutions and provider of various technical services and field support, for a cash purchase price of $64.3. Philadelphia Mixing generated approximately $31.8 in revenues from the acquisition date through December 31, 2021 and its results are reported in our Precision Solutions reportable segment.
See Note 4 to our consolidated financial statements for additional information regarding these acquisitions, including (a) the allocation of purchase price paid for these acquisitions to the assets acquired and liabilities assumed as of their respective acquisition dates, and (b) the pro forma combined results of operations of the Company, UTG Mixing Group and Philadelphia Mixing for the years ended December 31, 2021 and 2020, as if these acquisitions had been completed on January 1, 2020.

Divestitures
We periodically review and negotiate potential divestitures in the ordinary course of business, some of which are or may be material. As a result of this continuous review, we initiated a process in 2019 to divest a substantial portion of our former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this initiative, we narrowed our strategic focus by separating our process solutions technologies, comprised of our Nutrition and Health and our Precision Solutions reportable segments, plus the Bran+Luebbe product line, from our flow control application technologies, comprised of the Disposal Group. Given the specific capabilities that are unique to each category of technologies and businesses, our further intent was that each business would, through a process of separation, be positioned to improve its respective service to customers through the narrowing of such strategic focus.
In connection with the May 2019 announcement and the continued development of the divestiture process thereafter, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019. As the operations and organizational structure of the remaining business of the former Power and Energy segment (primarily the Bran+Luebbe product line as noted above) have been absorbed into the Precision Solutions reportable segment, and the operating results of the Precision Solutions reportable segment (now including the Bran+Luebbe product line) are regularly reviewed by the Company’s chief operating decision maker, we have reclassified the results of that remaining business into the Precision Solutions reportable segment. The results of operations, cash flows, and assets and liabilities of our discontinued operations and our Precision Solutions segment, for all periods presented in the accompanying consolidated financial statements, reflect this presentation.
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
See Note 4 to our consolidated financial statements for additional information regarding the divestiture process, as well as further details regarding the results and significant non-cash operating items and capital expenditures of discontinued operations. See also Note 4 for information regarding a less significant disposal of a business in the Precision Solutions reportable segment, based in our Asia Pacific region, which occurred during the fourth quarter of 2020, and the sale of the primary assets of a product line in the Precision Solutions reportable segment, which occurred during the third quarter of 2021.
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

Intellectual Property
We own approximately 125 domestic and 287 foreign patents, including 17 patents that were issued in 2021, covering a variety of our products and manufacturing methods. We also own a number of registered trademarks. Although in the aggregate our patents and trademarks are of considerable importance in the operation of our business, we do not consider any single patent or trademark to be of such importance that its absence would adversely affect our ability to conduct business as presently constituted. We are both a licensor and licensee of patents. For more information, please refer to “Risk Factors - Our technology is important to our success, and failure to develop new products may result in a significant competitive disadvantage.”
Human Capital
As of December 31, 2021, we had approximately 4,900 employees in 33 countries. While none of our approximately 1,400 U.S. employees are subject to a collective bargaining agreement, certain of our non-U.S. employee groups are covered by various collective labor arrangements. While we generally have experienced satisfactory labor relations, we are subject to potential collective labor campaigns, work stoppages, collective labor negotiations and other potential labor disputes.
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
As part of our oversight with respect to our human capital resources, our Board of Directors periodically receives reports from management regarding the status of our Strategic People and Culture Plan, which focuses on three critical themes:
•Building Growth Capabilities - through supporting and enabling our Growth Teams to drive profitable growth;
•Building Leadership - through improving manager effectiveness and promoting internal talent for critical roles; and
•Building Belonging - through improved engagement survey results and diversity representation in people leadership roles.
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
Raw Materials
We purchase a wide variety of raw materials, including steel, titanium, nickel and petroleum-based products. Where appropriate, we may enter into long-term supply arrangements or fixed-cost contracts to lower the overall cost of raw materials. In addition, due to our diverse product and service offering, as well as the wide geographic dispersion of our production facilities, we use numerous sources for the raw materials needed in our operations. However, we are not dependent on any one supplier or a limited number of suppliers. Lastly, we continue to centralize certain aspects of supply chain management in an effort to ensure adequate materials are available for production at low cost. For more information, please refer to “Risk Factors - The price and availability of raw materials may adversely affect our business.”

Competition
The markets we serve are highly competitive and fragmented. Our competitors are diverse, ranging from large multi-national to regional and local companies. Our principal global competitors include Alfa Laval AB, Enerpac Tool Group Corp., GEA Group AG, IDEX Corporation, Ingersoll Rand Inc., and Tetra Pak International S.A. We do not have any one competitor with all the same product offerings, nor do we have any one competitor which serves all the same end markets.
Our ability to compete effectively depends on a variety of factors including breadth of product offering, product quality, engineering strength, brand reputation, lead times, global capabilities, service capabilities and cost. As many of our products are sold through distributors and independent representatives, our success also depends on building and partnering with a strong channel network.
Backlog
Information with respect to the backlog of the Company's segments at December 31, 2021 is presented in “MD&A - Results of Reportable Segments.”
Environmental Matters
See "MD&A - Other Matters - Contingent Liabilities and Other Matters," "MD&A - Other Matters - Potential Impacts From Climate Change," "Risk Factors - We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters" and Note 16 to our consolidated financial statements for information regarding environmental matters.
Executive Officers
See Part III, Item 10 of this report for information about our executive officers.
Other Matters
No customer or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our consolidated revenues for any of the years ended December 31, 2021, 2020 and 2019.
Our businesses maintain sufficient levels of working capital to support customer requirements, particularly inventory. We believe our businesses' sales and payment terms are generally similar to those of our competitors.
The financial results of many of our businesses closely follow changes in the industries and end markets they serve. In addition, certain of our businesses have seasonal fluctuations. In aggregate, our businesses tend to be stronger in the second half of the calendar year. Additionally, timing of revenue recognition on large Nutrition and Health systems projects and large Precision Solutions original equipment orders may cause significant fluctuations in financial performance from period to period.
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
Risks related to sale of SPX FLOW
Failure to successfully complete the Merger with Merger Sub announced on December 13, 2021 could have a negative impact on the results of our operations or our stock price.
On December 12, 2021, the Company entered into the Merger Agreement with Parent and Merger Sub, wherein upon closing, Parent will acquire all of the Company's outstanding common shares in exchange for a cash purchase price of $86.50 per share and the Company will merge with Merger Sub. The transaction was unanimously approved by the Company's Board of Directors and is expected to close in the first half of 2022, subject to receipt of certain regulatory approvals, including expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as the Company's shareholder approval and other customary closing conditions. Upon completion of the transaction, the Company will become a privately held company and our shares will no longer trade on The New York Stock Exchange. The complexity of this transaction brings about certain risk factors that could have a negative impact on our business, financial condition, results of operations, cash flows, or our current stock price, including the following:
•Conditions to the closing of the transaction may not be satisfied and required approvals may not be obtained;
•The transaction may involve unexpected costs, liabilities or delays;
•The business of the Company may suffer as a result of uncertainty surrounding the transaction;
•The outcome of any legal proceedings related to the transaction;
•The occurrence of any event or change in circumstances that could give rise to the termination of the Merger Agreement;
•Risks that the transaction disrupts current plans and operations of management and the potential difficulties in employee retention as a result of the transaction; and
•Other risks to consummation of the transaction, including the risk that the transaction will not be consummated within the expected time period or at all.
Provisions in our corporate documents and Delaware law may delay or prevent a change in control of our company, and accordingly, we may not consummate a transaction that our shareholders consider favorable.
Provisions of our Certificate of Incorporation and By-laws may inhibit changes in control of our company not approved by our Board. These provisions include, for example: a prohibition on shareholder action by written consent; a requirement that special shareholder meetings be called only by our Chairman, President or Board of Directors; advance notice requirements for shareholder proposals and nominations; and the authority of our Board of Directors to issue, without shareholder approval, preferred stock with terms determined in its discretion. In addition, we are afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects. In general, Section 203 prohibits us from engaging in a “business combination” with an “interested shareholder” (each as defined in Section 203) for at least three years after the time the person became an interested shareholder unless certain conditions are met. These protective provisions could result in our not consummating a transaction that our shareholders consider favorable or discourage entities from attempting to acquire us, potentially at a significant premium to our then-existing stock price.

Risks related to COVID-19
We have been and continue to be negatively impacted by the COVID-19 pandemic and its related impacts to our employees, operations, customers and suppliers.
The COVID-19 pandemic has adversely affected, and is expected to continue to adversely affect, our business and we have experienced and expect to continue to experience reductions in both the demand for certain of our products and services and the ability of our global teams and our suppliers to produce and deliver those products and services, including as a result of shipping constraints. Because we serve customers who produce food, beverage, personal care items, cleaning products, pharmaceuticals, and specialty chemicals and serve critical infrastructure and industrial enablement functions, a majority, but not all, of our products, services and operations have been classified as “essential” under various governmental orders restricting business activities implemented in response to the COVID-19 outbreak. However, we cannot predict whether these products, services and operations will continue to be classified as “essential” or, even if so treated, whether site-specific health and safety concerns related to COVID-19 might otherwise require operations at any of our facilities to be halted for some period of time. In addition, in view of uncertainties with respect to the further spread of COVID-19, including through its variants, and the duration and terms of related governmental orders restricting activities, we cannot predict whether demand for our products and services will persist at current levels or decrease along with broader slowdowns in nutrition, health and precision solutions markets on a global or regional basis.
Public health officials around the world have recommended, and local, state, and national governments have from time to time mandated, precautions to mitigate the spread of COVID-19, including prohibitions on congregating in groups, shelter-in-place orders or similar measures. As a result, we have temporarily closed certain of our offices and engineering, service and manufacturing centers during 2020 and 2021, and may be required to close additional facilities in the future in response to governmental orders, other COVID-19-related safety concerns or in response to market conditions affected by COVID-19. These restrictions have also impacted certain of our suppliers and we have been and will continue to be impacted by the supply of certain materials and sub-components utilized by our manufacturing and service operations. While we continue to develop new sources of supply and analyze alternative solutions, we cannot ensure that the scope or duration of supply chain interruptions will not adversely impact our operations. In addition, we have restricted travel for our employees and limited new hiring to critical and replacement roles. Our results will be adversely impacted by these closures and other actions taken to continue to contain or treat the impact of COVID-19, although the extent of such impact on our financial and operating results will depend on future developments, which are highly uncertain and cannot be predicted, but which could be significant.
Due to the extent of our sales generated outside the United States (as noted in the risk factor below), including in emerging markets, demand for our products and services may not coincide with continued recovery in general economic conditions experienced in the United States, including as a result of differing timing with respect to the continued implementation of vaccination programs, and our operations in other jurisdictions may continue to be subject to governmental orders restricting activities. Accordingly, to the extent that general economic conditions in the United States may improve over time, our results of operations may continue to be adversely affected by COVID-19 impacts in other areas of the world.
Risks related to our business
Many of the markets in which we operate are cyclical or are subject to industry events, and our results have been and could be affected as a result.
Many of the markets in which we operate are subject to general economic cycles or industry events. Certain of our markets, including food and beverages, chemical, mining, and petrochemical, particularly chemical companies and general industrial companies, are to varying degrees cyclical and have experienced, and may continue to experience, periodic downturns. Cyclical changes and specific industry events could also affect sales of products in our other businesses. Downturns in the business cycles of our different operations may occur at the same time, which could exacerbate any adverse effects on our business. See MD&A - Results of Reportable Segments for additional detail.
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
Conversely, declining commodity prices may cause mines and other customers to delay or cancel projects relating to the production of such commodities. Also, oversupply could cause manufacturers to cut back on expenditures. Reduced demand for our products and services could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts our absorption of fixed manufacturing costs. This reduced demand may also erode average selling prices in the relevant market.
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
Substantially all our revenues are recorded and earned under fixed-price arrangements. A portion of our revenues and earnings is generated through long-term contracts. We recognize revenues for the majority of these long-term contracts over time, whereby revenues and expenses, and thereby profit, in a given period are determined based on our estimates as to the project status and the costs remaining to complete a particular project. During 2021, 2020 and 2019, approximately 21.6%, 21.4% and 22.8%, respectively, of our total revenues were recognized over time.
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

Risks related to international operations
Difficulties presented by international economic, political, legal, accounting and business factors could negatively affect our business.
In 2021, approximately 63% of our revenues were generated outside the United States, and approximately 25% of our revenues were generated from sales into emerging markets. We manage businesses with manufacturing facilities worldwide. Our reliance on non-U.S. revenues and non-U.S. manufacturing bases exposes us to a number of risks, including:
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
On January 31, 2020, the U.K. separated from the E.U. (“Brexit”), culminating a process first approved by U.K. voters in a referendum held on June 23, 2016. Brexit has created instability and volatility in the global markets and could adversely affect European or worldwide economic or market conditions. The phase-out of transitional customs arrangements scheduled in 2022 could exacerbate supply chain issues of our U.K. operations or our operations in E.U. countries supplied by U.K.-based vendors, which may adversely affect our operations and financial results. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Further, among other things, Brexit could reduce capital spending in the U.K. and the E.U., which could result in decreased demand for our products. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, financial condition, results of operations and cash flows.
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
We may not be able to consummate desired acquisitions, which could materially impact our growth rate, results of operations and future cash flows. Our ability to achieve our goals depends upon, among other things, our ability to identify and successfully acquire companies, businesses and product lines, to effectively integrate them and to achieve cost savings. We may also be unable to raise additional funds necessary to consummate these acquisitions. Competition for acquisitions in our business areas may be significant and result in higher prices for businesses, including businesses that we may target, which may also affect our acquisition rate or benefits achieved from our acquisitions.
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
If dispositions are not completed in a timely manner, there may be a negative effect on our cash flows and/or our ability to execute our strategy. In addition, we may not realize some or all of the anticipated benefits of our dispositions. See “Business,” “MD&A - Results of Discontinued Operations,” and Note 4 to our consolidated financial statements for the status of our divestitures.
If the fair value of any of our reporting units is insufficient to recover the carrying value of the goodwill and other intangibles of the respective reporting unit, a material non-cash charge to earnings could result.
At December 31, 2021, we had goodwill and other intangible assets, net, of $806.4. We conduct annual impairment testing to determine if we will be able to recover all or a portion of the carrying value of goodwill and indefinite-lived intangibles. In addition, we review goodwill and indefinite-lived intangible assets for impairment more frequently if impairment indicators arise. If the fair value is insufficient to recover the carrying value of our reporting units and indefinite-lived intangibles, we may be required to record a material non-cash charge to earnings.

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

See “MD&A - Critical Accounting Policies and Use of Estimates - Contingent Liabilities and Other Matters” and Note 16 to our consolidated financial statements for further discussion.
Climate change and legal or regulatory responses thereto may have an adverse impact on our business and results of operations.
There is growing concern that a gradual increase in global average temperatures as a result of increased concentration of carbon dioxide and other greenhouse gases in the atmosphere will cause significant changes in weather patterns around the globe and an increase in the frequency and severity of natural disasters. Many of our manufacturing facilities use significant amounts of electricity generated by burning fossil fuels, which releases carbon dioxide. Such climate change may impair our production capabilities, disrupt our supply chain or impact demand for our products. Growing concern over climate change also may result in additional legal or regulatory requirements designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment. Increased energy or compliance costs and expenses as a result of increased legal or regulatory requirements may cause disruptions in, or an increase in the costs associated with, the manufacturing and distribution of our products. The impacts of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations. If we fail to achieve or improperly report on our progress toward achieving our goals and commitments to reduce our carbon footprint or in environmental and sustainability programs and initiatives, the results could have an adverse impact on our business, financial position, results of operations or cash flows.
Risks related to our capital structure
Our indebtedness may affect our business and may restrict our operating flexibility.
At December 31, 2021, we had $407.9 in total indebtedness. On that same date, we had $495.6 of borrowing capacity under our revolving credit facilities, after giving effect to $4.4 reserved for outstanding letters of credit. In addition, at December 31, 2021, we had $47.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $55.3 reserved for outstanding bank guarantees and $3.1 of outstanding bank guarantees that are in the process of being re-issued under our amended and restated foreign credit instrument facilities but which do not represent additional available capacity. At December 31, 2021, our cash and equivalents balance was $313.9. See “MD&A - Liquidity and Financial Condition - Borrowings and Availability” and Note 13 to our consolidated financial statements for further discussion. We may incur additional indebtedness in the future, including indebtedness incurred to finance, or assumed in connection with, acquisitions. We may renegotiate or refinance our senior credit facilities, or enter into additional agreements that have different or more stringent terms. The level of our indebtedness could:
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

Our ability to make scheduled payments of principal or pay interest on, or to refinance, our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we cannot assure you that future borrowings or equity financing will be available for the payment or refinancing of our indebtedness. If we are unable to service our indebtedness, whether in the ordinary course of business or upon an acceleration of such indebtedness, we may pursue one or more alternative strategies, such as restructuring or refinancing our indebtedness, selling assets, reducing or delaying capital expenditures, revising implementation of or delaying strategic plans or seeking additional equity capital. Any of these actions could have a material adverse effect on our business, financial condition, results of operations and stock price. In addition, we cannot assure that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements, or that these actions would be permitted under the terms of our debt agreements.
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
Our senior credit facilities contain, or future or revised instruments may contain, various restrictions and covenants that limit our ability to make distributions or other payments to our investors and creditors unless certain financial tests or other criteria are satisfied. We also must comply with certain specified financial ratios and tests. Our subsidiaries may also be subject to restrictions on their ability to make distributions to us. In addition, our senior credit facilities contain or may contain additional affirmative and negative covenants. Material existing restrictions are described more fully in the “MD&A - Liquidity and Financial Condition - Borrowings and Availability” and Note 13 to our consolidated financial statements. Each of these restrictions could affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities, such as acquisitions.
If we do not comply with the covenants and restrictions contained in our senior credit facilities, we could default under those agreements, and the debt, together with accrued interest, could be declared due and payable. If we default under our senior credit facilities, the lenders could cause all our outstanding debt obligations under our senior credit facilities to become due and payable or require us to repay the indebtedness under these facilities. If our debt is accelerated, we may not be able to repay or refinance our debt. In addition, any default under our senior credit facilities could lead to an acceleration of debt under other future debt instruments that contain cross-acceleration or cross-default provisions. If the indebtedness under our senior credit facilities is accelerated, we may not have sufficient assets to repay amounts due under our senior credit facilities or other debt securities then outstanding. Our ability to comply with these provisions of our senior credit facilities will be affected by changes in the economic or business conditions or other events beyond our control. Complying with our covenants may also cause us to take actions that are not favorable to us and may make it more difficult for us to successfully execute our business strategy and compete, including against companies that are not subject to such restrictions.
Risks related to ownership of our common stock
Increases in the number of shares of our outstanding common stock could adversely affect our common stock price or dilute our earnings per share.
Sales of a substantial number of shares of common stock into the public market, or the perception that these sales could occur, could have a material adverse effect on our stock price. As of December 31, 2021, subject to certain restrictions and limitations contained in the Merger Agreement with respect to such activities, we had the ability to issue up to an additional 1.8 shares as restricted stock shares, restricted stock units, or stock options under our SPX FLOW Stock Compensation Plan. Additionally, we may issue a significant number of additional shares, in connection with acquisitions or otherwise or we also may issue a significant number of additional shares through other mechanisms, subject to certain restrictions and limitations contained in the Merger Agreement with respect to such activities. Additional shares granted and/or issued would have a dilutive effect on our earnings per share.

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of our principal properties, including manufacturing, engineering, and sales offices as of December 31, 2021:

			Approximate Square Footage (in millions)
	Location	No. of Facilities	Owned	Leased
Nutrition and Health	2 U.S. states and 8 foreign countries	15	0.7	0.8
Precision Solutions	5 U.S. states and 6 foreign countries	18	1.0	0.7
Total		33	1.7	1.5
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
The following table lists the locations of our principal manufacturing facilities as of December 31, 2021:

Americas	EMEA	Asia Pacific
Delavan, WI	Bydgoszcz, Poland	Ahmedabad, India
Ocala, FL	Erpe-Mere, Belgium	Busan, South Korea
Palmyra, PA	Moers, Germany	Xidu, China
Rochester, NY	Norderstedt, Germany
Rockford, IL	Santorso, Italy
Silkeborg, Denmark
Uusikaupunki, Finland
Warburg, Germany
ITEM 3. Legal Proceedings
In connection with the Merger, four lawsuits have been filed since January 12, 2022 in various federal courts against the Company and its directors: (i) O’Dell v. SPX FLOW, Inc. et al., Case No. 1:21-cv-00309 (S.D.N.Y.), (ii) Ciccotelli v. SPX FLOW, Inc. et al., Case No. 1:22-cv-00582 (S.D.N.Y.), (iii) Wilson v. SPX FLOW, Inc. et al., Case No. 1:22-cv-00189 (D. Del.), and (iv) Waterman v. SPX FLOW, Inc., et al., Case No. 2:22-cv-00561 (E.D. Pa.) (collectively, the “Shareholder Litigation”). The complaints assert claims under Sections 14(a) and 20(a) of the Exchange Act in connection with the disclosures contained in the January 11, 2022 preliminary proxy statement and the February 1, 2022 definitive proxy statement issued by the Company (together, the “Proxy Statements”). The complaints seek a variety of equitable and injunctive relief including, among other things, enjoining the consummation of the Merger, rescinding the transaction if it is consummated, and awarding the plaintiffs costs and attorneys’ fees.
On January 20, 2022, we received a demand letter on behalf of a purported stockholder, Shiva Stein (the “Stein Demand”). The Stein Demand alleges that the preliminary proxy statement filed on January 11, 2022 by the Company in connection with the transactions contemplated by the Merger Agreement omits material information with respect to such transactions, and requests that we disseminate corrective disclosures in an amendment or supplement to the Proxy Statements.

Additionally, on January 26, 2022, we received a letter from another putative stockholder demanding access to certain books and records pursuant to Section 220 of the Delaware General Corporation Law allegedly for the purpose of (i) investigating the events leading to the Merger Agreement; (ii) investigating the independence and disinterestedness of our board and management in connection with the Merger; (iii) investigating the completeness of our disclosures regarding the Merger Agreement and Merger; (iv) determining whether wrongdoing, mismanagement, and/or material non-disclosure has taken place such that it would be appropriate to file an action against us, our board, and/or any of our officers; (v) ascertaining the value of stockholders’ shares; and/or (vi) considering any other courses of action (the “220 Demand” together with the Stein Demand, the “Demand Letters”). We believe that the claims asserted in the Shareholder Litigation and Demand Letters are without merit and intend to vigorously defend such claims.
Various other claims, complaints and proceedings arising in the ordinary course of business, including those relating to litigation matters (e.g., class actions, derivative lawsuits and contracts, intellectual property and competitive claims, and claims to certain indemnification obligations arising from previous acquisitions/dispositions), have been filed or are pending against us and certain of our subsidiaries. We believe these matters are either without merit or of a kind that should not have a material effect, individually or in the aggregate, on our financial position, results of operations or cash flows.
See “Risk Factors - We are subject to laws, regulations and potential liability relating to claims, complaints and proceedings, including those relating to environmental and other matters,” “MD&A - Critical Accounting Policies and Estimates - Contingent Liabilities and Other Matters,” and Note 16 to our consolidated financial statements for further discussion of legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “FLOW.”
The number of shareholders of record of our common stock as of February 14, 2022 was 2,320.
Any dividends in future periods, including declaration, record and payment dates, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, ongoing capital needs, financial condition and other factors that the Board of Directors may deem relevant, as well as our ability to declare and pay dividends. As a condition to the Merger Agreement executed in December 2021, we agreed to suspend payment of our quarterly dividend. Refer to Note 1 to the accompanying consolidated financial statements for further information.
Issuer Purchases of Equity Securities
The following table summarizes our repurchases of common stock during the three months ended December 31, 2021:

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares That
			Part of a Publicly	May Yet be Purchased
	Total Number of	Average Price	Announced Plan or	Under the Plan or Program
Period	Shares Purchased (1)	Per Share	Program (2)	(in millions)
10/3/21 - 10/31/21	—	$0.00	—	$89.9
11/1/21 - 11/30/21	—	$0.00	—	$89.9
12/1/21 - 12/31/21	70,008	$85.76	—	$—
Total	70,008		—

(1)     Includes shares of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock shares and restricted stock units of 70,008 shares in the period from December 1, 2021 to December 31, 2021.
(2)     On March 30, 2020, we announced that our Board of Directors had authorized the Company to repurchase shares of our common stock up to $150.0 million over a period expiring at the earlier of December 31, 2021 or such earlier time determined by our Board of Directors in its sole discretion. No shares were repurchased under this program during the fourth quarter of 2021.

Company Performance
This graph shows a comparison of cumulative total returns for SPX FLOW, the S&P 500 Index and the S&P Composite 1500 Industrials Index beginning on September 28, 2015, the date that our common stock began open trading, assuming an initial investment of $100.

$300
$250
$200
$150
$100
$50
9/26/2015
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
SPX FLOW
S&P 500
S&P 1500 Industrials

	SPX FLOW	S&P 500	S&P 1500 Industrials
9/26/2015	$100.00	$100.00	$100.00
12/31/2015	$82.10	$109.20	$109.60
12/31/2016	$94.29	$118.97	$128.34
12/31/2017	$139.85	$142.08	$152.41
12/31/2018	$89.47	$133.22	$129.61
12/31/2019	$143.74	$171.69	$165.15
12/31/2020	$170.47	$199.60	$181.26
12/31/2021	$254.35	$253.28	$218.55

ITEM 6. [Reserved]

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
We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts continued through 2020 and 2021. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets, or a material change in the estimate of any contingent amounts, recorded in our consolidated balance sheet as of December 31, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, including due to the emergence of variants, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
Unless otherwise indicated, amounts reported in this MD&A pertain to continuing operations only.
EXECUTIVE OVERVIEW
SPX FLOW, Inc. and its consolidated subsidiaries (“SPX FLOW,” ‘‘the Company,’’ “we,” “us,” or “our”) operate in two business segments. In 2021, SPX FLOW had approximately $1.5 billion in annual revenues with approximately 40%, 35%, and 25% from sales into the Americas, EMEA, and Asia Pacific regions, respectively, and with operations in more than 30 countries and sales in more than 140 countries.
Summary of Results from Continuing Operations
The following summary is intended to provide a few highlights of the discussion and analysis that follows (all comparisons are to the prior year):
Revenues
•In 2021, increased 13.2% to $1,529.0, driven primarily by (i) an increase in organic revenue and, to a lesser extent, (ii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021 and (iii) the weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue was driven primarily by higher volumes of revenue from (i) Nutrition and Health segment components and aftermarket products and, to a lesser extent, systems, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
•In 2020, decreased 10.4% to $1,350.6, due primarily to decreases in organic revenue in both business segments. The decreases in organic revenue were due primarily to (i) a lower level of revenue from Nutrition and Health systems projects, including large dry-dairy projects, and (ii) broad-based weakness across most Precision Solutions segment product lines, attributable primarily to reduced demand due to the effects of the COVID-19 pandemic.
Income before Income Taxes
•In 2021, increased from $49.5 to $119.9. Among other items, the increase in pre-tax income was due primarily to the effects of an increase in segment income and, to a lesser extent, increases in various components of other income, net, reductions in interest expense, and the effects of recognition of a gain on the sale of the primary assets of a product line (in 2021) and a loss on the sale of a business (in 2020).

•In 2020, decreased from $85.5 to $49.5. Among other items, the decline in pre-tax income was due to (i) a reduction in segment income, resulting from the lower levels of organic revenue discussed above and (ii) the recognition of a loss on the early extinguishment of our senior notes due August 2024 during the third quarter of 2020. Such reductions in pre-tax income were partially offset by the effect of a reduction in asset impairment charges, as the third quarter of 2019 included a charge related to the marketing of a corporate asset for sale which did not recur in 2020.
Cash Flows from Operations
•In 2021, decreased to $69.7 (from $120.3 in 2020), primarily as a result of increases in net working capital driven by (i) year-over-year organic volume growth of our business as well as (ii) our intentional plan to build certain types of inventory levels during the latter half of 2021 in order to continue to address customer needs and contractual scheduling requirements during a period of heightened global and broad-based supply chain disruption.
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
Non-GAAP Measures - Organic revenue growth (decline) presented herein is defined as revenue growth (decline) excluding the effects of foreign currency fluctuations and business acquisitions which occurred in the third quarter of 2020 and first and second quarters of 2021, and a business disposal which occurred in the fourth quarter of 2020. We believe this metric is a useful financial measure for investors in evaluating our operating performance for the periods presented, as, when read in conjunction with our revenues, it presents a tool to evaluate our ongoing operations and provides investors with a metric they can use to evaluate our management of assets held from period to period. In addition, organic revenue growth (decline) is one of the factors we use in internal evaluations of the overall performance of our business. This metric, however, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”), should not be considered a substitute for net revenue growth (decline) as determined in accordance with GAAP and may not be comparable to similarly titled measures reported by other companies.

Years Ended December 31, 2021, 2020 and 2019
The following table provides selected financial information for the years ended December 31, 2021, 2020 and 2019, including the reconciliation of organic revenue growth (decline) to net revenue growth (decline). Information related to our operating results for 2019 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report on Form 10-K.

	Year ended December 31,
	2021	2020	2019	2021 vs. 2020%	2020 vs. 2019%
Revenues	$1,529.0	$1,350.6	$1,506.6	13.2	(10.4)
Gross profit	535.2	468.9	520.4	14.1	(9.9)
% of revenues	35.0%	34.7%	34.5%
Selling, general and administrative	379.2	357.2	372.8	6.2	(4.2)
% of revenues	24.8%	26.4%	24.7%
Intangible amortization	17.9	11.7	11.4	53.0	2.6
Asset impairment charges	—	3.2	11.2	(100.0)	(71.4)
Restructuring and other related charges	12.7	11.7	9.3	8.5	25.8
Loss (gain) on sale of business and product line assets	(5.6)	4.2	—	*	*
Other income (expense), net	17.3	9.5	(0.5)	82.1	*
Interest expense, net	(16.0)	(29.9)	(29.7)	(46.5)	0.7
Loss on early extinguishment of debt	(12.4)	(11.0)	—	12.7	*
Income from continuing operations before income taxes	119.9	49.5	85.5	142.2	(42.1)
Income tax provision	(53.5)	(6.2)	(28.9)	*	(78.5)
Income from continuing operations	66.4	43.3	56.6	53.3	(23.5)
Income (loss) from discontinued operations, net of tax	0.7	(36.8)	(149.7)	(101.9)	(75.4)
Net income (loss)	67.1	6.5	(93.1)	*	107.0
Less: Net income attributable to noncontrolling interests	0.4	0.6	2.0	(33.3)	(70.0)
Net income (loss) attributable to SPX FLOW, Inc.	$66.7	$5.9	$(95.1)	*	106.2
Components of consolidated revenue growth (decline):
Organic				7.1	(10.3)
Business combinations				3.8	0.1
Foreign currency				2.3	(0.2)
Net revenue				13.2	(10.4)
* Not meaningful for comparison purposes.
Revenues - For 2021, the increase in revenues, compared to 2020, was driven primarily by (i) an increase in organic revenue and, to a lesser extent, (ii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021 and (iii) the weakening of the U.S. dollar against various foreign currencies during the period. The increase in organic revenue was driven primarily by higher volumes of revenue from (i) Nutrition and Health segment components and aftermarket products and, to a lesser extent, systems, and (ii) broad-based strengthening across most short-cycle Precision Solutions segment product lines, attributable primarily to increased demand due to reduced adverse effects of the COVID-19 pandemic.
For 2020, the decrease in revenues, compared to 2019, was primarily due to (i) a decrease in organic revenue and, to a modest extent, (ii) a strengthening of the U.S. dollar during the period against various foreign currencies, partially offset by (iii) revenues associated with a business acquired in the third quarter of 2020. The decrease in organic revenue was due to (i) a lower level of systems revenue in our Nutrition and Health segment, including large dry-dairy systems revenues, as anticipated, as well as lower components and aftermarket service revenues, and (ii) reduced demand and shipments across the majority of our short-cycle Precision Solutions segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic. Additionally, the Precision Solutions segment had lower opening shippable backlog in 2020 than in 2019.
See “Results of Reportable Segments” for additional details.

Gross Profit - For 2021, the increase in gross profit, compared to 2020, was driven primarily by the increased revenues as noted above. The increase in gross margin, compared to 2020, was primarily attributable to the favorable impact on operating leverage of the higher volumes of revenues, favorable price realization, and an improved mix of higher-quality revenue in our Nutrition and Health segment, the favorable effects of which were partially mitigated by inflationary pressures in certain operational areas such as freight and certain types of labor costs.
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
Selling, General and Administrative (“SG&A”) Expense - For 2021, the increase in SG&A expense, compared to 2020, was due primarily to (i) SG&A expense associated with businesses acquired in 2021 and the related transaction costs incurred in connection with completing such acquisitions, (ii) professional fees incurred in connection with the Merger Agreement, (iii) the weakening of the U.S. dollar against various foreign currencies during the period and, to a lesser extent, (iv) increases in stock-based compensation costs. These increases in costs were partially offset by savings from (i) reductions in force associated with restructuring actions taken in 2020, as well as in connection with our global cost productivity program initiated during the first quarter of 2021, and (ii) reductions in discretionary spending.
For 2020, the decrease in SG&A expense, compared to 2019, was due primarily to lower variable selling costs, resulting from the decline in organic revenue volumes discussed above, as well as savings from cost reduction actions and reductions in discretionary spending. Such reductions in SG&A expense were partially offset by an increase in variable incentive compensation.
Intangible Amortization - For 2021, the increase in intangible amortization, compared to 2020, was primarily due to amortization of intangible assets acquired in the POSI LOCK, UTG Mixing Group and Philadelphia Mixing acquisitions closed in the third quarter of 2020 and first and second quarters of 2021, respectively.
For 2020, the increase in intangible amortization, compared to 2019, was primarily due to the effects of amortization recognized on intangibles acquired in connection with the POSI-LOCK acquisition, which occurred in the third quarter of 2020.
Asset Impairment Charges - During 2020, we recorded an asset impairment charge of $3.2, of which (i) $1.9 resulted from management’s decision during the first quarter of 2020 to discontinue a product line within the Precision Solutions reportable segment, and (ii) $1.3 resulted from management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions.
See Note 10 to our consolidated financial statements for further discussion of asset impairment charges.
Restructuring and Other Related Charges - Restructuring and other related charges for 2021 related to a global cost productivity program initiated during the first quarter of 2021. For 2021, $12.2 of these charges related primarily to severance and other costs associated with the termination of commercial, engineering and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions. The remaining $0.5 of restructuring charges in 2021 related to certain facility consolidation costs, including the closure and relocation of operations of a U.S. manufacturing facility, initiated in 2020 and as discussed further below.
For 2020, $9.8 of our restructuring charges were related primarily to reductions in force of certain engineering, commercial, operations and other functional support employees within our segments, across all regions in which the segments operate, and the rationalization and outsourcing of certain corporate support functions. The remaining $1.9 of restructuring charges in 2020 related primarily to the consolidation and relocation of the operations of a U.S. manufacturing facility to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions.
See Note 8 to our consolidated financial statements for the details of restructuring actions taken in 2021, 2020 and 2019.

Loss (Gain) on Sale of Business and Product Line Assets - On July 30, 2021, we completed the sale of the primary assets of a product line to a third-party buyer for cash proceeds of $8.0. Revenues associated with this product line were less than $4.0 in 2020, and the results of this product line are included in our Precision Solutions reportable segment. In connection with the sale, goodwill of $1.6, trademarks of $0.5 and inventories of $0.3 were disposed of, and we recorded a pre-tax gain of $5.6 during our third quarter of 2021.
In November 2020, we completed the sale of a business in our Precision Solutions segment in the Asia Pacific region to a third-party buyer for total proceeds of $4.7 net of cash disposed, which resulted in a pre-tax loss of $4.2 during the fourth quarter of 2020. Prior to its sale, this business recognized revenues of $6.7 during 2020.
See Note 4 to our consolidated financial statements for further details regarding these disposals.
Other Income (Expense), net - Other income, net, for 2021 was composed of investment-related gains of $11.9, net gains on other asset sales of $2.2, income from a transition services agreement (the "TSA") entered into in connection with the sale of our former Power and Energy segment of $1.9, and non-service-related pension and postretirement benefit income of $1.9, partially offset by foreign currency ("FX") losses of $0.6. The investment-related gains related to an increase in the net asset value of our investment in an equity security (see Note 17 to our consolidated financial statements for additional details). See Note 4 for additional details regarding the TSA and Note 11 for additional details regarding results associated with our pension and postretirement benefit plans.
Other income, net, for 2020 was composed of investment-related gains of $8.6, income from the TSA of $4.2, net gains on asset sales and other of $2.5, partially offset by non-service-related pension and postretirement benefit costs of $2.4 and FX losses of $3.4. The investment-related gains related to an increase in the net asset value of our investment in an equity security.
Interest Expense, net - Interest expense, net, was comprised primarily of interest expense related to our senior credit facilities and former senior notes and, to a lesser extent, finance lease obligations and miscellaneous lines of credit, partially offset by interest income on cash and cash equivalents.
Interest expense, net, included interest expense of $19.1, $33.9, and $36.6 and interest income of $3.1, $4.0, and $6.9 during 2021, 2020 and 2019, respectively. The decrease in interest expense in 2021, compared to 2020, was due primarily to the early redemption of our 5.625% senior notes in August 2020 and 5.875% senior notes in September 2021. The decrease in interest expense in 2020, compared to 2019, was due primarily to the early redemption of our 5.625% senior notes in August 2020, and a lower level of average outstanding borrowings under our former term loan facilities.
See Note 13 to our consolidated financial statements for additional details on our third-party debt, including further discussion of (i) the early redemption of our 5.625% senior notes during the third quarter of 2020, (ii) the early redemption of our 5.875% senior notes during the third quarter of 2021, and (iii) the amendment of our senior credit facilities during the third quarter of 2021, and Note 4 for additional details regarding our allocation of certain interest expense to discontinued operations.
Loss on Early Extinguishment of Debt - On September 2, 2021, with a cash payment, we redeemed our 5.875% senior notes due in August 2026 (the "2026 Notes") in full, pursuant to the redemption provisions of the indenture governing the 2026 Notes. As a result of the redemption, we recorded a charge of $11.3 during 2021, which related to premiums paid to redeem the 2026 Notes of $8.8 and the write-off of unamortized deferred financing fees of $2.5. In addition, on August 3, 2021, we amended and restated our senior credit facilities, and recorded a charge of $1.1 during 2021 which related primarily to the write-off of unamortized deferred financing fees associated with the former senior credit facilities.
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
Income Tax Provision - During 2021, we recorded an income tax provision of $53.5 on $119.9 of income before income taxes, resulting in an effective tax rate of 44.6%. The effective tax rate for 2021 was impacted by income tax charges of (i) $9.5 resulting from withholding and other taxes on amounts which the Company intends to distribute from certain of its subsidiaries in the Asia Pacific region, (ii) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (iii) $2.3 resulting from certain federal tax return adjustments, (iv) $1.7 resulting from examinations by taxing authorities of certain of the Company's subsidiaries, and (v) $1.0 related to transfer pricing adjustments.

During 2020, we recorded an income tax provision of $6.2 on $49.5 of income before income taxes, resulting in an effective tax rate of 12.5%. The effective tax rate for 2020 was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign tax credits from the re-characterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $3.0 related to an intercompany transfer of a business between certain of the Company’s non-U.S. subsidiaries, (iii) $1.9 related to a reduction in valuation allowance in a jurisdiction where the full benefit of the incentive carryforward is now expected to be realized, and (iv) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of $1.6 related to an increase in valuation allowance related to certain jurisdictions where the tax benefit of losses are no longer expected to be realized.
Income (Loss) from Discontinued Operations, Net of Tax – See “Results of Discontinued Operations” below for additional details.
RESULTS OF REPORTABLE SEGMENTS
The following information should be read in conjunction with our consolidated financial statements and related notes. Information related to the results of reportable segments for 2019 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report on Form 10-K.
Non-GAAP Measures - Throughout the following discussion of reportable segments, we use “organic revenue” growth (decline) to facilitate explanation of the operating performance of our reportable segments. Organic revenue growth (decline) is a non-GAAP financial measure and is not a substitute for net revenue growth (decline). Refer to the explanation of this measure and purpose of use by management under “Results of Continuing Operations - Non-GAAP Measures.”
Nutrition and Health

	Year ended December 31,			2021 vs. 2020%	2020 vs. 2019%
	2021	2020	2019
Backlog	$283.1	$291.6	$275.3	(2.9)	5.9
Orders	699.0	635.1	669.0	10.1	(5.1)

Revenues	$676.4	$630.8	$702.9	7.2	(10.3)
Income	110.0	88.2	90.5	24.7	(2.5)
% of revenues	16.3%	14.0%	12.9%
Components of revenue growth (decline):
Organic				4.9	(10.1)
Foreign currency				2.3	(0.2)
Net revenue				7.2	(10.3)
Revenues - For 2021, the increase in revenues, compared to 2020, was driven primarily by an increase in organic revenue and, to a lesser extent, a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was due to higher volumes of components and aftermarket revenues and, to a lesser degree, of systems revenues, partially attributable to reduced adverse effects of the COVID-19 pandemic.
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
Income - For 2021, income and margin increased, compared to 2020, driven primarily by the favorable impact on operating leverage of higher volumes of revenues, an improved mix of higher-quality revenue and cost savings from the global cost productivity program noted above, partially offset by the effects of inflationary pressures in certain operational areas such as freight and certain types of labor costs.
For 2020, the moderate decrease in income, compared to 2019, was primarily due to the decrease in organic revenue described above. The effect of the reduction in volume on margin in 2020, compared to 2019, was more than offset by strong operational and project execution on an improved mix of revenue, savings from cost reduction actions and net price benefits.

Backlog - The segment had backlog of $283.1 and $291.6 as of December 31, 2021 and 2020, respectively. Of the $8.5 year-over-year decrease in backlog, $10.2 resulted from the unfavorable impact of fluctuations in foreign currencies relative to the U.S. dollar, offset by a $1.7 organic increase. Approximately 90% of the segment's backlog as of December 31, 2021 is expected to be recognized as revenue during 2022.
Precision Solutions

	Year ended December 31,			2021 vs. 2020%	2020 vs. 2019%
	2021	2020	2019
Backlog	$326.6	$254.2	$243.9	28.5	4.2
Orders	880.9	723.6	790.5	21.7	(8.5)

Revenues	$852.6	$719.8	$803.7	18.4	(10.4)
Income	98.2	80.5	110.5	22.0	(27.1)
% of revenues	11.5%	11.2%	13.7%
Components of revenue growth (decline):
Organic				9.0	(10.5)
Business combinations				7.1	0.3
Foreign currency				2.3	(0.2)
Net revenue				18.4	(10.4)
Revenues - For 2021, the increase in revenues, compared to 2020, was driven primarily by (i) an increase in organic revenue, (ii) revenues associated with businesses acquired in the third quarter of 2020 and first and second quarters of 2021, and, to a lesser extent, (iii) a weakening of the U.S. dollar during the period against various foreign currencies. The increase in organic revenue was driven primarily by increased shipments across substantially all of our short-cycle Precision Solutions segment product lines and end markets, primarily associated with reduced adverse effects of the COVID-19 pandemic, partially offset by a decline in heat exchanger shipments due in part to an increased selectivity of heat exchanger orders accepted by the Company.
For 2020, the decrease in revenues, compared to 2019, was primarily due to (i) a decrease in organic revenue and, to a modest extent, (ii) a strengthening of the U.S. dollar during the period against various foreign currencies, partially offset by (iii) revenues associated with a business acquired in the third quarter of 2020. The decrease in organic revenue was due to reduced demand and shipments across the majority of our short-cycle Precision Solutions segment product lines and end markets, primarily associated with global macroeconomic conditions resulting from the effects of the COVID-19 pandemic. Additionally, the segment had lower opening shippable backlog in 2020 than in 2019.
Income - For 2021, income and margin increased, compared to 2020, primarily driven by higher volumes of revenues as discussed above and improved operating leverage on such higher volumes, favorable impacts of price realization, and cost savings realized from our global cost productivity program announced during the first quarter of 2021, partially offset by the effects of cost increases in certain operational areas such as freight and certain types of labor costs, increased intangible amortization expense and amortization of fair value adjustments to inventory acquired in business combinations.
For 2020, income and margin decreased, compared to 2019, primarily due to broad-based volume declines, including less favorable mix. The income and margin declines were partially offset by cost reduction efforts.
Backlog - The segment had backlog of $326.6 and $254.2 as of December 31, 2021 and 2020, respectively. The $72.4 year-over-year increase in backlog was attributable to (i) a $39.4 increase in backlog related to legacy operations, reflecting organic order growth across substantially all of our short-cycle Precision Solutions segment product lines (partially offset by a decline in heat exchanger orders due in part to an increased selectivity of such orders accepted by the Company) and (ii) a $39.1 increase in backlog associated with acquired businesses, partially offset by (iii) a $6.1 unfavorable impact of fluctuations in foreign currencies relative to the U.S. Dollar. Approximately 96% of the segment's backlog as of December 31, 2021 is expected to be recognized as revenue during 2022.

CORPORATE EXPENSE AND PENSION AND POSTRETIREMENT SERVICE COSTS

	Year ended December 31,			2021 vs. 2020%	2020 vs. 2019%
	2021	2020	2019
Total consolidated revenues	$1,529.0	$1,350.6	$1,506.6	13.2	(10.4)
Corporate expense	69.2	67.8	63.9	2.1	6.1
% of revenues	4.5%	5.0%	4.2%
Pension and postretirement service costs	0.9	0.9	0.9	—	—
Corporate Expense - Corporate expense generally relates to the cost of our Charlotte, NC corporate headquarters and our Asia Pacific center in Shanghai, China. Corporate expense also reflects stock-based compensation costs associated with corporate employees.
The increase in corporate expense during 2021, compared to 2020, was due primarily to the effects of increased professional fees and transaction costs associated with the Merger Agreement and completing the UTG Mixing Group and Philadelphia Mixing acquisitions in 2021 and, to a lesser extent, increased stock-based compensation costs. Such increases in corporate expense were partially offset by actions taken to manage costs on a year-over-year basis, including (i) reductions in force of certain functional support employees across most of our corporate functions and (ii) reductions in discretionary spending, related to our global cost productivity program announced during the first quarter of 2021, as well as in response to the ongoing effects of the COVID-19 pandemic.
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
Pension and Postretirement Service Costs - The Company sponsors a number of defined benefit pension plans and a postretirement plan. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized in earnings in the fourth quarter of each year as a component of net periodic benefit expense, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis. Non-service-related pension and postretirement costs (benefits) are recorded in “Other income (expense), net.”
During 2021, 2020 and 2019, pension and postretirement service costs remained consistent as there were no significant changes to plans, plan participation or vesting.
See Note 11 to our consolidated financial statements for further details regarding our pension and postretirement plans.
RESULTS OF DISCONTINUED OPERATIONS
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months. Information related to the results of discontinued operations in 2019 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report on Form 10-K.

The following table provides selected financial information of our discontinued operations for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019	2021 vs. 2020%	2020 vs. 2019%
Backlog	$—	$—	$382.6	*	*
Orders	—	102.9	496.7	*	*

Revenues	—	112.7	489.7	*	*
Operating income (loss)	1.1	(7.4)	(171.6)	*	*
% of revenues	*	(6.6)%	(35.0)%
Other income (expense), net	—	(0.3)	(1.6)	*	*
Interest expense, net	—	(1.6)	(11.8)	*	*
Income tax benefit (provision)	(0.4)	(27.5)	35.3	*	*
Income (loss) from discontinued operations, net of tax	0.7	(36.8)	(149.7)	*	*
*Not meaningful for comparison purposes, note that the 2020 results represent results of discontinued operations substantially through the closing of the sale in March 2020.
Revenues of Discontinued Operations - For 2020, the decrease in revenues, compared to 2019, is a result of the timing of the closing of the sale with the Buyer, which was substantially finalized on March 30, 2020.
Operating Income (Loss) of Discontinued Operations - For 2021, the operating income was primarily due to the collection during 2021 of certain previously aged and fully-reserved trade accounts receivable balances for which the Company had the rights to recovery, based on a provision contained in the sale agreement with the Buyer.
For 2020, the operating loss was primarily due to (i) the recognition of a loss on discontinued operations of $12.1 to reduce the carrying value of the discontinued operations business to our estimate of fair value (the net proceeds expected to be realized at closing), less estimated costs to sell and, to a lesser extent, to reflect the results of subsequent negotiations with the Buyer related to the settlement of net working capital and related deductions, as well as (ii) the timing within the year of the closing of the sale with the Buyer, substantially finalized on March 30, 2020.
Other Income (Expense), net, of Discontinued Operations - Other expense, net, for 2020 was composed of FX losses.
Interest Expense, net, of Discontinued Operations - In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s former senior notes, former senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 and $11.7 for 2020 and 2019, respectively. See Note 4 to the accompanying consolidated financial statements for further information about the allocation of such interest expense to discontinued operations.
Income Tax Benefit (Provision) of Discontinued Operations - During 2021, we recorded an income tax provision of $0.4 on $1.1 of pre-tax income from discontinued operations.
During 2020, we recorded an income tax provision of $27.5 on $9.3 of pre-tax loss from discontinued operations. The effective tax rate for 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of discontinued operations entities sold by the U.S. parent, (ii) $0.9 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $5.8 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of discontinued operations entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit and on a net basis these significant non-U.S. sales resulted in a loss without a corresponding tax benefit.
See Note 4 for additional information regarding discontinued operations.

LIQUIDITY AND FINANCIAL CONDITION
Listed below are the cash flows from (used in) operating, investing, and financing activities, as well as the net change in cash, cash equivalents and restricted cash, for the years ended December 31, 2021, 2020 and 2019. Information related to liquidity and financial condition for 2019 is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2020 Form 10-K filed with the SEC and is incorporated by reference into this Annual Report on Form 10-K.
Cash Flow

	Year ended December 31,
	2021	2020	2019
Cash flows from (used in) continuing operations:
Cash flows from operating activities	$69.7	$120.3	$130.1
Cash flows used in investing activities	(122.8)	(21.9)	(23.5)
Cash flows used in financing activities	(64.4)	(361.4)	(55.2)
Cash flows from discontinued operations	0.9	387.7	35.1
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(11.1)	13.5	2.6
Net change in cash, cash equivalents and restricted cash	$(127.7)	$138.2	$89.1
Operating Activities - During 2021, the decrease in cash flows from operating activities, compared to 2020, was primarily attributable to increases in net working capital driven by (i) year-over-year organic volume growth of our business as well as (ii) our intentional plan to build certain types of inventory levels during the latter half of 2021 in order to continue to address customer needs and contractual scheduling requirements during a period of heightened global and broad-based supply chain disruption.
During 2020, the decrease in cash flows from operating activities, compared to 2019, was primarily attributable to reduced cash flows from lower segment income, due partially to the effects of the COVID-19 pandemic as previously noted.
Investing Activities - During 2021, cash flows used in investing activities were comprised of cash paid for the acquisitions of UTG Mixing Group and Philadelphia Mixing, net of cash acquired, of $102.3 and, to a lesser extent, capital expenditures of $32.6 associated generally with the upgrades of manufacturing facilities and information technology, partially offset by proceeds from the sale of the primary assets of a product line previously reported in our Precision Solutions segment of $8.0, which closed in the third quarter of 2021, and proceeds from certain asset sales and other of $4.1, primarily related to sale of certain real property previously owned by the Company.
During 2020, cash flows used in investing activities were comprised of capital expenditures of $22.4 associated generally with the upgrades of manufacturing facilities and information technology, as well as cash paid for the acquisition of POSI LOCK of $10.0, partially offset by proceeds from asset sales and other of $5.8, primarily related to the sales of certain real properties previously owned by the Company, and proceeds from the sale of a business based in our Asia Pacific region of $4.7, which closed during the fourth quarter of 2020.
Financing Activities - During 2021, cash flows used in financing activities related primarily to (i) the redemption of the 2026 Notes, including premiums, of $308.8, (ii) the repayment and extinguishment of our former term loan of $100.0, (iii) purchases of common stock of $40.2 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, (iv) payments of minimum withholdings on behalf of employees in connection with net share settlements of $12.7 and (v) dividend payments of $11.4, partially offset by borrowings under the term loan facilities of our amended senior credit facilities of $400.0 and proceeds received from the exercise of employee stock options of $17.6.
During 2020, cash flows used in financing activities related primarily to (i) the redemption of the 2024 Notes, including premiums, of $308.4, (ii) purchases of common stock of $19.9 associated with a written trading plan under Rule 10b5-1(c) of the Securities and Exchange Act of 1934, as amended, (iii) the purchase of certain noncontrolling interests in a subsidiary of $15.0, (iv) repayments of purchase card program debt of $7.9, and (v) payments of minimum withholdings on behalf of employees in connection with net share settlements of $7.0.
Discontinued Operations - During 2020, cash flows from discontinued operations were comprised primarily of net proceeds received from the disposition of the Disposal Group of $401.1, net cash used in operating activities of discontinued operations of $7.6 primarily related to the payment of professional fees associated with the disposition of the Disposal Group, and capital expenditures during the first quarter of 2020 of $5.5 related to the Disposal Group.

Change in Cash, Cash Equivalents and Restricted Cash due to Changes in Foreign Currency Exchange Rates - The (decrease)/increase in cash, cash equivalents and restricted cash due to foreign currency exchange rates of $(11.1) and $13.5 during 2021 and 2020, respectively, reflected primarily a (decrease)/increase in U.S. dollar equivalent balances of foreign-denominated cash, cash equivalents and restricted cash as a result of changes in the U.S. dollar against various foreign currencies during the respective periods.
Borrowings and Availability
Borrowings
Debt at December 31, 2021 and 2020 was comprised of the following:

	December 31,
	2021	2020
Term loans, due in August 2026	$395.0	$—
Former term loan(1)	—	100.0
5.875% senior notes (2)	—	300.0
Other indebtedness(3)	14.0	13.0
Less: deferred financing fees(4)	(1.1)	(3.1)
Total debt	407.9	409.9
Less: short-term debt	13.8	12.5
Less: current maturities of long-term debt	20.0	0.1
Total long-term debt	$374.1	$397.3
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
(3)Primarily includes balances under a purchase card program of $13.8 and $12.5 and finance lease obligations of $0.2 and $0.5 as of December 31, 2021 and 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(4)As of December 31, 2021, deferred financing fees were comprised of fees related to the term loans due in August 2026. As of December 31, 2020, deferred financing fees were comprised of fees related to the 2026 Notes and the former term loan.
Amendment and Restatement of Senior Credit Facilities
On August 3, 2021, and as amended on August 16, 2021, the Company amended and restated its senior credit facilities (which were previously amended and restated on June 27, 2019) with a syndicate of lenders, which provides for committed senior secured financing in an aggregate amount of $1,005.6, consisting of the following:
•a domestic revolving credit facility, available for loans and letters of credit, in an aggregate principal amount up to $200.0, with a final maturity of August 3, 2026;
•a global revolving credit facility, available for loans in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $300.0, with a final maturity of August 3, 2026;
•a bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $105.6, with a final maturity of August 3, 2026; and
•term loan facilities in an aggregate principal amount of $400.0, with a final maturity of August 3, 2026.

Our senior credit facilities contain covenants that, among other things, restrict our ability to incur additional indebtedness, grant liens, make investments, loans, guarantees, or advances, make restricted junior payments, including dividends, redemptions of capital stock, and voluntary prepayments or repurchase of certain other indebtedness, engage in mergers, acquisitions or sales of assets, or engage in certain transactions with affiliates, and otherwise restrict certain corporate activities. Our senior credit facilities contain customary representations, warranties, affirmative covenants and events of default. Indebtedness under our senior credit facilities is secured by a pledge of the capital stock of domestic subsidiaries and 65% of the capital stock of material first-tier foreign subsidiaries (in each case subject to certain exceptions), security interests and liens on substantially all of the personal property of the Company and its domestic subsidiaries guaranteeing such indebtedness (subject to certain exceptions) and a lien on our corporate headquarters.
At December 31, 2021, we were in compliance with these covenants.
Refer to Note 13 to our consolidated financial statements for further information regarding (i) our redemption of the full principal amount of the 2026 Notes, and (ii) the amendment and restatement of our senior credit facilities.
Availability
At December 31, 2021, we had $495.6 of borrowing capacity under our revolving credit facilities after giving effect to $4.4 reserved for outstanding letters of credit. In addition, at December 31, 2021, we had $47.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $55.3 reserved for outstanding bank guarantees and $3.1 of outstanding bank guarantees that are in the process of being re-issued under the amended and restated foreign credit instrument facilities but which do not represent additional available capacity.
Refer to Note 13 to our consolidated financial statements for further information on our borrowings as of December 31, 2021.
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
As of December 31, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments were collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties' credit risks.
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

We had FX forward contracts with an aggregate notional amount of $39.2 and $40.7 outstanding as of December 31, 2021 and 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.0 and $5.5 at December 31, 2021 and 2020, respectively. There were no unrealized gains or losses recorded in “Accumulated Other Comprehensive Loss” related to FX forward contracts as of December 31, 2021 and 2020. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.6, $3.4 and $3.1 for the years ended December 31, 2021, 2020 and 2019, respectively.
The net fair values of our FX forward contracts and FX embedded derivatives were $0.0 and $0.2 (assets) at December 31, 2021 and 2020, respectively.
Other Fair Value Financial Assets and Liabilities
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.
The fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at December 31, 2021 for similar debt, was $408.8, compared to our carrying value of $408.8.
As of December 31, 2020, the fair value of our debt instruments (excluding finance leases and deferred financing fees), based on borrowing rates available to us at December 31, 2020 for similar debt, was $426.0, compared to our carrying value of $412.5.
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
Concentrations of credit risk arising from trade accounts receivable and contract assets are due to selling to customers in a particular industry. Credit risks are mitigated by performing ongoing credit evaluations of our customers' financial conditions and obtaining collateral, advance payments, or other security when appropriate. No one customer, or group of customers that, to our knowledge, are under common control, accounted for more than 10% of our revenues for the fiscal years ended December 31, 2021, 2020 and 2019.
Cash and Other Commitments
We use operating leases to finance certain properties, equipment and vehicles. At December 31, 2021, we had $50.5 of operating lease liabilities recognized on our consolidated balance sheet related to leases with initial non-cancelable terms in excess of one year. See Note 7 to our accompanying consolidated financial statements for further information regarding our operating leases.
Capital expenditures for 2021 totaled $32.6, compared to $22.4 and $28.5 in 2020 and 2019, respectively. Capital expenditures in 2021 related primarily to upgrades of manufacturing facilities and information technology. We expect 2022 capital expenditures to approximate $40, with a significant portion related to additional upgrades of manufacturing facilities and information technology, as well as for manufacturing equipment to support productivity initiatives. While the impact of continued market volatility cannot be predicted, we believe we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity and to meet our future operating cash needs and internal growth opportunities.

In 2021, we made contributions and direct benefit payments of $2.6 to our defined benefit pension and postretirement plans. We expect to make $3.7 of minimum required funding contributions and direct benefit payments in 2022. Our pension plans have not experienced any liquidity difficulties or counterparty defaults due to the volatility in the credit markets. See Note 11 to our consolidated financial statements for further disclosure of expected future contributions and benefit payments.
On a net basis, from both continuing and discontinued operations, we paid $45.6, $28.1 and $33.6 in income taxes in 2021, 2020 and 2019, respectively. The amount of income taxes we pay annually is dependent on various factors, including the timing of certain deductions. Deductions and the amount of income taxes can and do vary from year to year. See Note 12 to our consolidated financial statements for further disclosure of earnings held by foreign subsidiaries, amounts considered permanently reinvested, and our intentions with respect to repatriation of earnings.
As of December 31, 2021, except as discussed in Note 16 to our consolidated financial statements and in the contractual obligation amounts discussed below, we did not have any material guarantees, off-balance sheet arrangements or purchase commitments.
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
We enter into a variety of contractual obligations in connection with the execution of our business, in addition to capital expenditures. As of December 31, 2021, we had (i) debt obligations related to our $395.0 term loans which mature in 2026 and include cash interest payments of $5.7 in 2022 and $18.8 thereafter through 2026, (ii) operating and finance lease obligations that total $16.0 in cash payments in 2022 and $40.2 thereafter through 2026 and (iii) purchase obligations for raw materials and other parts of approximately $196.9 which we will incur during 2022. We expect to fund these cash requirements from cash on hand and cash generated from operations. Repayment of term loan balances due at maturity are expected to be funded by cash on hand and proceeds from refinancing, if necessary.
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
OTHER MATTERS
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
Contract Revenues Recognized Over Time
Certain of our businesses recognize revenues and profits from long-term construction/installation contracts over time. Such method requires estimates of future revenues and costs over the full term of product delivery. We measure our performance, or percentage-of-completion, principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. Under such method, we recognized revenues of $329.6, $289.7 and $343.7 during the years ended December 31, 2021, 2020 and 2019, respectively.

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
We believe the underlying factors used to estimate our costs to complete and percentage-of-completion are sufficiently reliable to provide a reasonable estimate of revenue and profit; however, due to the length of time over which revenue streams are generated and costs are incurred, along with the judgment required in developing the underlying factors, the variability of revenue and cost can be significant. Factors that may affect revenue and costs relating to contracts accounted for over time include, but are not limited to, the following:
•Sales Price Incentives and Sales Price Escalation Clauses - Sales price incentives and sales price escalations that are reasonably assured and reasonably estimable are recorded over the performance period of the contract. Otherwise, these amounts are recorded when awarded.
•Cost Recovery for Product Design Changes and Claims - On occasion, design specifications may change during the course of the contract. Any additional costs arising from these changes may be supported by change orders, or we may submit a claim to the customer. Change orders are accounted for as described above. See below for our accounting policies related to claims.
•Material Availability and Costs - Our estimates of material costs generally are based on existing supplier relationships, adequate availability of materials, prevailing market prices for materials and, in some cases, long-term supplier contracts. Changes in our supplier relationships, delays in obtaining materials, or changes in material prices can have an impact on our cost and profitability estimates.
•Use of Sub-Contractors - Our arrangements with sub-contractors are generally based on fixed prices; however, our estimates of the cost and profitability can be impacted by sub-contractor delays, customer claims arising from sub-contractor performance issues, or a sub-contractor's inability to fulfill its obligations.
•Labor Costs and Anticipated Productivity Levels - Where applicable, we include the impact of labor improvements in our estimation of costs, such as in cases where we expect a favorable learning curve over the duration of the contract. In these cases, if the improvements do not materialize, costs and profitability could be adversely impacted. Additionally, to the extent we are more or less productive than originally anticipated, estimated costs and profitability may also be impacted.
•Effect of Foreign Currency Fluctuations - Fluctuations between currencies in which our long-term contracts are denominated and the currencies under which contract costs are incurred can have an impact on profitability. When the impact on profitability is potentially significant, we may (but generally do not) enter into FX forward contracts or prepay certain vendors for raw materials to manage the potential exposure. See Note 14 to our consolidated financial statements for additional details on our FX forward contracts.
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
Consistent with our accounting policy as stated above, we performed our annual goodwill impairment test as of the first day of our fiscal fourth quarter of 2021, 2020 and 2019, which indicated the estimated fair value of each of our reporting units significantly exceeded its respective book value.
Additionally, we perform our annual trademarks impairment testing during the fourth quarter, or on a more frequent basis if there are indications of potential impairment. The fair values of our trademarks are determined by applying estimated royalty rates to projected revenues, with the resulting cash flows discounted at a rate of return that reflects current market conditions. In 2021, changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation, as well as the effects of the UTG Mixing Group and Philadelphia Mixing acquisitions and, to a lesser extent, the sale of the primary assets of a product line. In 2020, changes in the gross values of trademarks and other identifiable intangible assets related primarily to foreign currency translation, as well as the effects of the POSI-LOCK acquisition and the disposal of a business based in our Asia Pacific region.
Refer to Note 10 to our consolidated financial statements for further information regarding our goodwill and indefinite-lived intangible assets as of and during the year ended December 31, 2021.

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
Leases
Effective January 1, 2019, we adopted the Financial Accounting Standards Board's standard on accounting for leases, which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases. Refer to Note 7 to our consolidated financial statements for further information regarding estimates and assumptions associated with our accounting for leases under this standard.
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
Refer to Note 16 to our consolidated financial statements for discussion regarding amounts reported in “Mezzanine equity” on the consolidated balance sheets as of December 31, 2021 and 2020, including discussion regarding (i) the exercise of certain put options by a noncontrolling interest shareholder during 2020 and the related accounting effects on "Mezzanine equity", "Noncontrolling interests" and "Paid-in capital" in connection with the purchase of the noncontrolling interests in that joint venture by the Company and (ii) the exercise of certain put options by a noncontrolling interest shareholder during December 2021 related to a different joint venture.
New Accounting Pronouncements
See Note 3 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Potential Impacts from Climate Change
The impacts from climate change on the Company are likely to be driven by several categories of risks related to the transition to a lower-carbon economy (“Transition Risks”) and risks related to the physical impacts of climate change (“Physical Risks”).
Transition Risks - The Company is subject to various domestic and international laws and regulations relating to the protection of the environment. The effect (material or not) on the Company of any new legislative or regulatory measures will depend on the particular provisions that are ultimately adopted. Legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of discussion or implementation. Legislation or regulation that aims to reduce greenhouse gas emissions could also include greenhouse gas emissions limits and reporting requirements, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates to conserve energy or use renewable energy sources. Federal, state or local governments may provide tax advantages and other subsidies to support alternative energy sources, mandate the use of specific fuels or technologies, or promote research into new technologies to reduce the cost and increase the scalability of alternative energy sources. For example, the state of New York, where one of our principal facilities is located, has enacted legislation that mandates reduced greenhouse gas emissions to 60% of 1990 levels by 2030, and 15% of 1990 levels by 2050, with the remaining emission reduction achieved by controlled offsets.
These climate change and greenhouse gas initiatives could impact the Company's customer base and assets depending on regulatory treatment afforded in the process. The initiatives could also increase the Company’s cost of environmental compliance by increasing reporting requirements and requiring additional capital expenditures related to compliance. They could also delay or otherwise negatively affect efforts to obtain permits and other regulatory approvals with regard to existing and new facilities and impose additional monitoring and reporting requirements. Changing market conditions and new regulatory requirements, as well as unanticipated or inconsistent application of existing laws and regulations by administrative agencies, make it difficult to predict a long-term business impact of such regulations.
Physical Risks - Operationally, climate change may result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which can disrupt operations. Many of the Company's manufacturing facilities are located in areas where severe weather events could impact normal production. The Company has taken steps to prepare facilities to better withstand severe weather resulting from climate change and continues to study the long-term implications of changing climate parameters on the locations of its manufacturing facilities. Preparedness plans are developed that detail actions needed in the event of severe weather. These measures have historically been in place and these activities and associated costs are driven by normal operational preparedness.

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
The following table provides information, as of December 31, 2021, about our primary outstanding debt obligations and presents principal cash flows by expected maturity dates, weighted-average interest rates and fair values.

	Expected Maturity Date Through December 31,
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Term loans (1)	$20.0	$20.0	$20.0	$20.0	$315.0	$—	$395.0	$395.0
Average interest rate							1.479%
(1)See Note 13 to our accompanying consolidated financial statements for information regarding certain events which impacted the Company's indebtedness, including (i) the redemption of the full principal amount of the 2026 Notes during the third quarter of 2021, and (ii) an amendment and restatement of our senior credit facilities executed during the third quarter of 2021.
We believe that cash and equivalents, cash flows from operations, and availability under revolving credit facilities will be sufficient to fund working capital needs, planned capital expenditures, dividend payments (if declared), other operational cash requirements and required debt service obligations for at least the next 12 months.
We had FX forward contracts with an aggregate notional amount of $39.2 outstanding as of December 31, 2021, with all such contracts scheduled to mature within one year. The gross fair values of our FX forward contracts were $0.0 (gross assets) and $0.0 (gross liabilities) as of December 31, 2021.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SPX FLOW, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company recognizes revenues and profits from certain long-term construction or installation contracts over time, requiring estimates of future revenues and costs over the full term of product delivery. The Company measures its performance on these contracts principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. The Company recognized revenues of $329.6 million during the year ended December 31, 2021 for its over-time revenue contracts. The Company’s estimation process for determining revenues and costs for contracts accounted for over time is based upon historical experience, the professional judgement and knowledge of the Company’s engineers, project managers, operations and financial professionals, and other factors.
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
February 16, 2022

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of SPX FLOW, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of SPX FLOW, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Philadelphia Mixing Solutions, Ltd. ("Philadelphia Mixing"), which was acquired on May 12, 2021, and whose financial statements constitute 3% of total assets and 2% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Philadelphia Mixing.
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

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 16, 2022

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues	$1,529.0	$1,350.6	$1,506.6
Cost of products sold	993.8	881.7	986.2
Gross profit	535.2	468.9	520.4
Selling, general and administrative	379.2	357.2	372.8
Intangible amortization	17.9	11.7	11.4
Asset impairment charges	—	3.2	11.2
Restructuring and other related charges	12.7	11.7	9.3
Loss (gain) on sale of business and product line assets	(5.6)	4.2	—
Operating income	131.0	80.9	115.7

Other income (expense), net	17.3	9.5	(0.5)
Interest expense, net	(16.0)	(29.9)	(29.7)
Loss on early extinguishment of debt	(12.4)	(11.0)	—
Income from continuing operations before income taxes	119.9	49.5	85.5
Income tax provision	(53.5)	(6.2)	(28.9)
Income from continuing operations	66.4	43.3	56.6
Income (loss) from discontinued operations, net of tax	0.7	(36.8)	(149.7)
Net income (loss)	67.1	6.5	(93.1)
Less: Net income attributable to noncontrolling interests	0.4	0.6	2.0
Net income (loss) attributable to SPX FLOW, Inc.	$66.7	$5.9	$(95.1)

Amounts attributable to SPX FLOW, Inc. common shareholders:
Income from continuing operations, net of tax	$66.0	$42.6	$54.9
Income (loss) from discontinued operations, net of tax	0.7	(36.7)	(150.0)
Net income (loss) attributable to SPX FLOW, Inc.	$66.7	$5.9	$(95.1)

Basic income (loss) per share of common stock:
Income per share from continuing operations	$1.57	$1.01	$1.29
Income (loss) per share from discontinued operations	0.02	(0.87)	(3.53)
Net income (loss) per share attributable to SPX FLOW, Inc.	1.59	0.14	(2.24)
Diluted income (loss) per share of common stock:
Income per share from continuing operations	$1.57	$1.00	$1.29
Income (loss) per share from discontinued operations	0.02	(0.86)	(3.51)
Net income (loss) per share attributable to SPX FLOW, Inc.	1.59	0.14	(2.23)

Weighted-average number of common shares outstanding — basic	41.932	42.307	42.465
Weighted-average number of common shares outstanding — diluted	41.959	42.554	42.686
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$67.1	$6.5	$(93.1)
Other comprehensive income (loss), net:
Net unrealized gains on qualifying cash flow hedges, net of tax	—	0.2	0.1
Reclassification of discontinued operations and other disposed business foreign currency translation adjustments from accumulated other comprehensive loss	—	181.5	—
Foreign currency translation adjustments	(59.3)	18.4	3.8
Other comprehensive income (loss), net	(59.3)	200.1	3.9
Total comprehensive income (loss)	7.8	206.6	(89.2)
Less: Total comprehensive income attributable to noncontrolling interests	0.5	0.6	1.7
Total comprehensive income (loss) attributable to SPX FLOW, Inc.	$7.3	$206.0	$(90.9)
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and equivalents	$313.9	$441.5
Accounts receivable, net	246.0	232.6
Contract assets	25.5	24.4
Inventories, net	242.8	199.3
Other current assets	44.1	27.4
Total current assets	872.3	925.2
Property, plant and equipment:
Land	21.9	22.8
Buildings and leasehold improvements	172.0	176.8
Machinery and equipment	360.2	349.1
	554.1	548.7
Accumulated depreciation	(318.9)	(320.6)
Property, plant and equipment, net	235.2	228.1
Goodwill	584.5	569.7
Intangibles, net	221.9	206.0
Other assets	172.3	169.5
TOTAL ASSETS	$2,086.2	$2,098.5

LIABILITIES, MEZZANINE EQUITY AND EQUITY
Current liabilities:
Accounts payable	$173.8	$149.1
Contract liabilities	106.2	119.5
Accrued expenses	183.4	178.7
Income taxes payable	19.8	23.0
Short-term debt	13.8	12.5
Current maturities of long-term debt	20.0	0.1
Total current liabilities	517.0	482.9
Long-term debt	374.1	397.3
Deferred and other income taxes	48.7	36.6
Other long-term liabilities	107.7	117.5
Total long-term liabilities	530.5	551.4
Commitments and contingent liabilities (Note 16)
Mezzanine equity	2.1	3.4
Equity:
SPX FLOW, Inc. shareholders’ equity:
Preferred stock, no par value, 3,000,000 shares authorized, and no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 44,064,837 issued and 42,040,875 outstanding as of December 31, 2021, and 43,394,547 issued and 42,157,504 outstanding at December 31, 2020	0.4	0.4
Paid-in capital	1,729.4	1,696.9
Accumulated deficit	(308.0)	(363.3)
Accumulated other comprehensive loss	(285.8)	(226.4)
Common stock in treasury (2,023,962 shares at December 31, 2021, and 1,237,043 shares at December 31, 2020)	(98.7)	(46.2)
Total SPX FLOW, Inc. shareholders' equity	1,037.3	1,061.4
Noncontrolling interests	(0.7)	(0.6)
Total equity	1,036.6	1,060.8
TOTAL LIABILITIES, MEZZANINE EQUITY AND EQUITY	$2,086.2	$2,098.5
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in millions)

	Common Stock		Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total SPX FLOW, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares Outstanding	Par
Balance at December 31, 2018	42.5	$0.4	$1,662.6	$(265.6)	$(430.7)	$(13.9)	$952.8	$10.3	$963.1
Adoption of lease accounting standard	—	—	—	(8.5)	—	—	(8.5)	—	(8.5)
Net income (loss)	—	—	—	(95.1)	—	—	(95.1)	2.0	(93.1)
Other comprehensive income (loss), net	—	—	—	—	4.2	—	4.2	(0.3)	3.9
Stock-based compensation expense	—	—	13.7	—	—	—	13.7	—	13.7
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(5.4)	(5.4)	—	(5.4)
Adjustment from mezzanine equity	—	—	0.7	—	—	—	0.7	—	0.7
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(1.3)	(1.3)
Balance at December 31, 2019	42.6	0.4	1,677.0	(369.2)	(426.5)	(19.3)	862.4	10.7	873.1
Net income	—	—	—	5.9	—	—	5.9	0.6	6.5
Other comprehensive income, net	—	—	—	—	200.1	—	200.1	—	200.1
Stock-based compensation expense	—	—	10.3	—	—	—	10.3	—	10.3
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	—	—	—	(7.0)	(7.0)	—	(7.0)
Common stock repurchases	(0.5)	—	—	—	—	(19.9)	(19.9)	—	(19.9)
Dividends attributable to noncontrolling interests	—	—	—	—	—	—	—	(3.0)	(3.0)
Adjustment from mezzanine equity	—	—	1.9	—	—	—	1.9	—	1.9
Settlement of mezzanine equity	—	—	15.0	—	—	—	15.0	—	15.0
Purchase of noncontrolling interest	—	—	(7.3)	—	—	—	(7.3)	(7.7)	(15.0)
Disposition of discontinued operations	—	—	—	—	—	—	—	(1.2)	(1.2)
Balance at December 31, 2020	42.2	0.4	1,696.9	(363.3)	(226.4)	(46.2)	1,061.4	(0.6)	1,060.8
Net income	—	—	—	66.7	—	—	66.7	0.4	67.1
Other comprehensive income (loss), net	—	—	—	—	(59.4)	—	(59.4)	0.1	(59.3)
Stock-based compensation expense	—	—	14.2	—	—	—	14.2	—	14.2
Exercise of stock options	0.3	—	17.6	—	—	—	17.6	—	17.6
Restricted stock and restricted stock unit vesting, net of tax withholdings	0.1	—	(0.4)	—	—	(12.3)	(12.7)	—	(12.7)
Common stock repurchases	(0.6)	—	—	—	—	(40.2)	(40.2)	—	(40.2)
Dividends declared ($0.27 per share)	—	—	—	(11.4)	—	—	(11.4)	—	(11.4)
Adjustment from mezzanine equity	—	—	1.1	—	—	—	1.1	—	1.1
Purchase of noncontrolling interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Balance at December 31, 2021	42.0	$0.4	$1,729.4	$(308.0)	$(285.8)	$(98.7)	$1,037.3	$(0.7)	$1,036.6
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$67.1	$6.5	$(93.1)
Less: Income (loss) from discontinued operations, net of tax	0.7	(36.8)	(149.7)
Income from continuing operations	66.4	43.3	56.6
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Restructuring and other related charges	12.7	11.7	9.3
Asset impairment charges	—	3.2	11.2
Deferred income taxes	22.0	27.5	11.4
Depreciation and amortization	47.2	41.1	38.3
Stock-based compensation	14.2	9.5	12.5
Pension and other employee benefits	(1.0)	3.3	7.3
Gains on asset sales and other, net	(2.2)	(2.5)	(0.3)
Loss (gain) on sale of business and product line assets	(5.6)	4.2	—
Gains on changes in fair value of investment in equity security	(11.9)	(8.6)	(7.8)
Losses on early extinguishment of debt	12.4	11.0	—
Changes in operating assets and liabilities, net of effects from business acquisitions and sale, and from discontinued operations:
Accounts receivable and other assets	(26.1)	26.4	61.6
Contract assets and liabilities, net	(13.1)	(1.3)	(11.8)
Inventories	(39.3)	18.9	10.1
Accounts payable, accrued expenses and other	7.6	(56.1)	(60.0)
Cash spending on restructuring actions	(13.6)	(11.3)	(8.3)
Net cash from continuing operations	69.7	120.3	130.1
Net cash from (used in) discontinued operations	0.9	(7.6)	43.2
Net cash from operating activities	70.6	112.7	173.3
Cash flows from (used in) investing activities:
Proceeds from asset sales and other, net	4.1	5.8	5.0
Proceeds from sale of business and product line assets, net of cash disposed	8.0	4.7	—
Capital expenditures	(32.6)	(22.4)	(28.5)
Business acquisitions, net of cash acquired of $4.5 and $— in the years ended December 31, 2021 and 2020	(102.3)	(10.0)	—
Net cash used in continuing operations	(122.8)	(21.9)	(23.5)
Net cash from (used in) discontinued operations (includes proceeds from disposition of $408.4, less cash and restricted cash disposed of $7.3, in the year ended December 31, 2020)	—	395.6	(7.5)
Net cash from (used in) investing activities	(122.8)	373.7	(31.0)

SPX FLOW, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in millions)

	Year ended December 31,
	2021	2020	2019
Cash flows used in financing activities:
Borrowings under amended senior credit facility	$400.0	$—	$—
Repayments of amended senior credit facility	(5.0)	—	—
Repurchases of senior notes (includes premiums paid of $8.8 and $8.4 in the years ended December 31, 2021 and 2020)	(308.8)	(308.4)	—
Borrowings under former senior credit facilities	—	—	167.0
Repayments of former senior credit facilities	(100.0)	—	(207.0)
Borrowings under former trade receivables financing arrangement	—	—	54.0
Repayments of former trade receivables financing arrangement	—	—	(54.0)
Borrowings under (repayments of) purchase card program, net	1.3	(7.9)	(2.6)
Borrowings under other financing arrangements	—	—	0.2
Repayments of other financing arrangements	(1.7)	(0.4)	(2.9)
Financing fees paid	(2.9)	—	(3.3)
Purchases of common stock	(40.2)	(19.9)	—
Proceeds from the exercise of employee stock options	17.6	—	—
Minimum withholdings paid on behalf of employees for net share settlements, net	(12.7)	(7.0)	(5.4)
Purchases of noncontrolling interests	(0.6)	(15.0)	—
Dividends paid (includes noncontrolling interest distributions of $2.8 and $1.2 in the years ended December 31, 2020 and 2019)	(11.4)	(2.8)	(1.2)
Net cash used in continuing operations	(64.4)	(361.4)	(55.2)
Net cash used in discontinued operations	—	(0.3)	(0.6)
Net cash used in financing activities	(64.4)	(361.7)	(55.8)
Change in cash, cash equivalents and restricted cash due to changes in foreign currency exchange rates	(11.1)	13.5	2.6
Net change in cash, cash equivalents and restricted cash	(127.7)	138.2	89.1
Consolidated cash, cash equivalents and restricted cash, beginning of period	441.6	303.4	214.3
Consolidated cash, cash equivalents and restricted cash, end of period	$313.9	$441.6	$303.4

	Year ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information (continuing and discontinued operations):
Interest paid	$23.5	$39.8	$42.7
Income taxes paid, net of refunds of $3.0, $11.7 and $4.6 in 2021, 2020 and 2019, respectively	$45.6	$28.1	$33.6
Non-cash investing and financing activity (continuing and discontinued operations):
Debt assumed	$—	$—	$0.4

	December 31,
	2021	2020	2019
Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheets:
Cash and cash equivalents	$313.9	$441.5	$299.2
Cash and cash equivalents included in assets of discontinued operations	—	—	3.1
Restricted cash included in other current assets	—	0.1	—
Restricted cash included in assets of discontinued operations	—	—	1.1
Consolidated cash, cash equivalents and restricted cash	$313.9	$441.6	$303.4
The accompanying notes are an integral part of these statements.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except per share data)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are described below, as well as in other Notes that follow.
Basis of Presentation - The financial statements include SPX FLOW, Inc. and its consolidated subsidiaries’ (“SPX FLOW,” “the Company,” “we,” “us,” or “our”) accounts prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) after the elimination of intercompany transactions. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.
Sale of SPX FLOW - On December 12, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with LSF11 Redwood Acquisitions, LLC, a Delaware limited liability company (“Parent”), Redwood Star Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”), providing for, on the terms and subject to the conditions therein, the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. As a result of the Merger, each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”), outstanding immediately prior to the effective time of the Merger (other than shares of Company Common Stock held by the Company as treasury shares, owned by Parent or Merger Sub or held by any holders who have properly demanded and perfected appraisal rights in compliance with Delaware law) will automatically be canceled, extinguished and converted into the right to receive cash in an amount equal to $86.50, without interest thereon.
In connection with the approval of the Merger Agreement, the Company’s Board of Directors unanimously resolved to recommend that the Company’s stockholders adopt the Merger Agreement and the Merger in accordance with Delaware law.
The Merger is subject to certain customary conditions, including, among others, (1) receipt of the vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of Company Common Stock entitled to vote on the Merger Agreement; (2) the expiration or earlier termination of the applicable waiting period (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (3) obtaining certain consents from government entities under applicable foreign merger control laws; and (4) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. Parent’s obligations to consummate the Merger are conditioned upon, without limitation, the absence of a material adverse change and obtaining certain consents from government entities under applicable foreign merger control and foreign direct investment laws. The Merger Agreement also includes certain termination rights for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, termination fees may be owed by the Company to Parent, depending on the circumstances surrounding a termination.
If the Merger is consummated, we anticipate that the shares of Company Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934.
We incurred professional fees of $15.9 in 2021 related to the Merger Agreement, which are recorded within "Selling, general and administrative" expense in the accompanying consolidated statements of operations.
COVID-19 Pandemic - We experienced the adverse impacts of the novel coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”) beginning in the first quarter of 2020 and these adverse impacts continued through 2020 and 2021. Despite the adverse impacts, there are no indications that the COVID-19 pandemic has resulted in a material decline in the carrying value of any assets or a material change in the estimate of any contingent amounts recorded in our consolidated balance sheet as of December 31, 2021. However, there is uncertainty as to the duration and overall impact of the COVID-19 pandemic, including due to the emergence of variants, which could result in an adverse material change in a future period to the estimates we have made related to the valuation of assets and contingent amounts, which could result in the impairment of certain assets or the recognition of costs due to increases in contingent amounts.
Foreign Currency Translation and Transactions - The financial statements of our foreign subsidiaries are translated into U.S. dollars in accordance with the Foreign Currency Matters Topic of the Financial Accounting Standards Board Codification (“Codification” or “ASC”). Balance sheet accounts are translated at the current rate at the end of each period and income statement accounts are translated at the average rate for each period. Gains and losses on foreign currency translations are reflected as a separate component of equity and other comprehensive income (loss). Foreign currency transaction gains and losses, as well as gains and losses related to foreign currency forward contracts and currency forward embedded derivatives, are included in “Other income (expense), net,” with the related net losses totaling $0.6, $3.4 and $3.1 in 2021, 2020 and 2019, respectively.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Cash Equivalents - We consider highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Revenue Recognition - We utilize a policy for revenue recognition which depicts the transfer of promised goods or services to customers in accordance with the transfer of control over those goods and services. See Note 6 for additional details regarding revenue from contracts with customers.
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
Revenues Recognized Over Time - Certain of our businesses recognize revenues and profits from long-term construction/installation contracts over time. Such method requires estimates of future revenues and costs over the full term of product delivery. We measure our performance principally by the contract costs incurred to date as a percentage of the estimated total costs for that contract at completion. For OE contracts that are recognized over time, our customers generally contract with us to provide a service of integrating a complex set of tasks and components into a single project of a highly engineered and tailored capability that generally cannot be re-sold to another customer without significant re-engineering and/or re-work cost. Such contracts are accounted for as a single performance obligation. For aftermarket service contracts, our customers generally receive and consume the benefits of the service as we perform, or our performance enhances a customer-controlled asset. As noted above, we generally recognize revenue over time using costs incurred to date relative to total estimated costs at completion (“EAC's”) for these OE and service contracts. This measure best depicts the transfer of control to customers continuously over time, which occurs as we incur costs related to satisfaction of performance obligation(s) under our contracts. This transfer of control over time is also supported by the work being either customer-owned throughout the life of the project or by termination clauses which allow us to recover costs incurred plus a reasonable profit. Revenues, including estimated profits, are recorded proportionally as costs are incurred. For certain long-term aftermarket maintenance contracts where we stand ready to perform at any time, we recognize revenue ratably over the life of the related contract.
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
EAC adjustments are recognized in the period in which they become known, including the resulting impact on revenues and operating income. These adjustments may result from positive (or negative) project performance and may result in an increase (or decrease) in operating income during performance, depending on whether or not we are successful in mitigating risks surrounding the technical, schedule and cost aspects of those performance obligations or realizing related opportunities. If and when EAC costs exceed revenue to be earned on a project, a provision for the entire expected loss on the performance obligation is recognized in the period the loss is determined. The impact of EAC adjustments on our revenues and operating income was insignificant in 2021, 2020 and 2019.
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
Research and Development Costs - The Company conducts research and development activities for the purpose of developing and improving new products. The related expenditures are expensed as incurred and totaled $27.4, $21.8 and $18.5 in 2021, 2020 and 2019, respectively, and are classified within selling, general and administrative expense within the consolidated statements of operations.
Property, Plant and Equipment - Property, plant and equipment (“PP&E”) is stated at cost, less accumulated depreciation. We use the straight-line method for computing depreciation expense over the useful lives of PP&E, which do not exceed 40 years for buildings and range from 3 to 15 years for machinery and equipment. Depreciation expense, including amortization of finance leases, was $29.3, $29.4 and $26.9 for the years ended December 31, 2021, 2020 and 2019, respectively. Leasehold improvements are amortized over the life of the related asset or the life of the lease, whichever is shorter.
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
Income Taxes - Deferred income tax assets and liabilities, as presented in the consolidated balance sheets, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess whether deferred tax assets will be realized and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.
Derivative Financial Instruments - We use foreign currency forward contracts to manage our exposures to fluctuating currency exchange rates. Derivatives are recorded on the balance sheet and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in “Accumulated Other Comprehensive Loss” (“AOCL”) and subsequently recognized in earnings when the hedged items impact earnings. Changes in the fair value of derivatives not designated as hedges, and the ineffective portion of cash flow hedges, are recorded in current earnings. We do not enter into financial instruments for speculative or trading purposes.

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
Goodwill and Other Intangible Assets - Consistent with the requirements of the Intangible - Goodwill and Other Topic of the Codification, the fair values of our reporting units generally are estimated using discounted cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the recoverability of carrying values of the net assets of our reporting units. Other considerations are also incorporated, including comparable industry price multiples. The financial results of many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition such as volume, price, service, product performance and technical innovations and estimates associated with cost improvement initiatives, capacity utilization and assumptions for inflation and blended effective tax rates. Any significant change in market conditions and estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known.
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
Investments in Unconsolidated Companies - Investments in unconsolidated companies where we exercise significant influence but do not have control are accounted for using the equity method. In determining whether we are the primary beneficiary of a variable interest entity (“VIE”), we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties to determine which party has the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and which party has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. We have interests in VIEs, primarily joint ventures, in which we are the primary beneficiary. The financial position, results of operations and cash flows of our VIEs are not material, individually or in the aggregate, in relation to our consolidated financial statements.
Acquisitions - The Company accounts for business combinations by applying the acquisition method. The Company’s consolidated financial statements include the operating results of acquired entities from the respective dates of acquisition. The Company recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date at fair value. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed, and any non-controlling interest is recognized as goodwill in the accompanying consolidated balance sheets. Costs incurred by the Company to effect a business combination other than costs related to the issuance of debt or equity securities are included in the accompanying consolidated statements of operations in the period the costs are incurred. See Note 4 for additional details regarding the Company’s acquisitions.

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
Accounts Receivable Allowances - We provide allowances for estimated losses on uncollectible accounts based on our historical experience and the evaluation of the likelihood of success in collecting specific customer receivables. Summarized below is the activity for the allowance for uncollectible accounts:

	Year ended December 31,
	2021	2020	2019
Balance at beginning of year	$7.8	$10.3	$9.0
Allowances provided	2.0	0.6	4.8
Write-offs, net of recoveries, credits issued and other	(3.2)	(3.1)	(3.5)
Balance at end of year	$6.6	$7.8	$10.3
In addition, we maintain allowances for customer returns, discounts and invoice pricing discrepancies, with such allowances primarily based on historical experience.
Inventory - We estimate losses for excess and/or obsolete inventory and the net realizable value of inventory based on the aging and historical utilization of the inventory and the evaluation of the likelihood of recovering the inventory costs based on anticipated demand and selling price.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Long-Lived Assets and Intangible Assets Subject to Amortization - We continually review whether events and circumstances subsequent to the acquisition of any long-lived assets, or intangible assets subject to amortization, have occurred that indicate the remaining estimated useful lives of those assets may warrant revision or that the remaining balance of those assets may not be fully recoverable. If events and circumstances indicate that the long-lived assets should be reviewed for possible impairment, we use projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount. We will record an impairment charge to the extent that the carrying value of the assets exceed their fair values as determined by valuation techniques appropriate in the circumstances, which could include the use of similar projections on a discounted basis.
In determining the estimated useful lives of definite-lived intangibles, we consider the nature, competitive position, life cycle position, and historical and expected future operating cash flows of each acquired asset, as well as our commitment to support these assets through continued investment and legal infringement protection.
Goodwill and Indefinite-Lived Intangible Assets - We test goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. The fair value of reporting units is based generally on discounted projected cash flows, but we also consider factors such as comparable industry price multiples. We employ cash flow projections that we believe to be reasonable under current and forecasted circumstances, the results of which form the basis for making judgments about the carrying values of the reported net assets of our reporting units. The financial results of many of our businesses closely follow changes in the industries and end markets that they serve. Accordingly, we consider estimates and judgments that affect the future cash flow projections, including principal methods of competition, such as volume, price, service, product performance and technical innovations, as well as estimates associated with cost reduction initiatives, capacity utilization and assumptions for inflation and blended effective tax rates. Actual results may differ from these estimates under different assumptions or conditions.
See Note 10 for further information regarding our annual impairment test performed in the fourth quarter of 2021. See Note 4 for further discussion of pre-tax losses recorded in 2020 and 2019 related to the net carrying value of our discontinued operations.
Accrued Expenses - We make estimates and judgments in establishing accruals as required under GAAP. Summarized in the table below are the components of accrued expenses at December 31, 2021 and 2020.

	December 31,
	2021	2020
Employee benefits(1)	$80.7	$80.2
Current portion of operating lease liabilities	14.2	13.8
Warranty	5.2	8.5
Restructuring	5.9	7.3
Other(2)	77.4	68.9
Total	$183.4	$178.7
(1)    Employee benefits consist of various employee-related items including, among other items, accrued bonus, vacation, payroll and payroll-related taxes.
(2)    Other consists of various items including, among other items, accruals for sales and value-added taxes, legal and professional fees, third-party commissions, freight costs and self-insurance obligations.
Legal - It is our policy to accrue for estimated losses from legal actions or claims when events exist that make the realization of the losses probable and they can be reasonably estimated. We do not discount legal obligations or reduce them by anticipated insurance recoveries.
Self-Insurance - We are self-insured for certain of our workers' compensation, automobile, product, general liability and health costs and, thus, record an accrual for our retained liability. The liability for these programs is reflected in our consolidated balance sheets as of December 31, 2021 and 2020 within “Accrued expenses.”

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Warranty - In the normal course of business, we issue product warranties for specific products and provide for the estimated future warranty cost in the period in which the sale is recorded. We provide for the estimate of warranty cost based on contract terms and historical warranty loss experience that is periodically adjusted for recent actual experience. Because warranty estimates are forecasts that are based on the best available information, actual claims costs may differ from amounts provided. In addition, due to the seasonal fluctuations at certain of our businesses, the timing of warranty provisions and the usage of warranty accruals can vary period to period. We make adjustments to initial obligations for warranties as changes in the obligations become reasonably estimable. The following is an analysis of our product warranty accrual for the periods presented:

	Year ended December 31,
	2021	2020	2019
Balance at beginning of year	$8.9	$7.3	$7.0
Acquisitions	0.5	—	—
Provisions	2.7	5.8	6.9
Usage	(6.4)	(4.7)	(6.6)
Currency translation adjustment	(0.1)	0.5	—
Balance at end of year	5.6	8.9	7.3
Less: Current portion of warranty	5.2	8.5	7.0
Non-current portion of warranty	$0.4	$0.4	$0.3

Restructuring and Other Related Charges - As part of our business strategy, we periodically right-size and consolidate operations to improve long-term results. Additionally, from time to time, we alter our business model to better serve customer demand, discontinue lower-margin product lines and rationalize and consolidate manufacturing capacity. Our restructuring and integration decisions are based, in part, on discounted cash flows and are designed to achieve our goals of reducing structural footprint and maximizing profitability. Liabilities for exit costs including, among other things, severance and other employee benefit costs, are measured initially at their fair value and recorded when incurred. The components of the charges have been computed based on expected cash payouts, including severance and other employee benefits based on existing severance policies, local laws, and other estimated exit costs. With the exception of certain employee termination obligations, which are not material to our consolidated financial statements, we anticipate that liabilities related to restructuring actions as of December 31, 2021 will be paid within one year from the period in which the action was initiated. See Note 8 for further discussion of our accounting for restructuring and other related charges.
Income Taxes - We review our income tax positions on a continuous basis and accrue for potential uncertain tax positions in accordance with the Income Taxes Topic of the Codification. Accruals for these uncertain tax positions are classified as “Deferred and other income taxes” in the accompanying consolidated balance sheets based on an expectation as to the timing of when the matter will be resolved. As events change or resolutions occur, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. For tax positions where it is more likely than not that a tax benefit will be sustained, we record the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority, assuming such authority has full knowledge of all relevant information. These reviews also entail analyzing the realization of deferred tax assets. We establish a valuation allowance against deferred tax assets when, based on all available evidence, we believe that it is more likely than not that we will not realize a benefit associated with such assets. See Note 12 for further discussion of our accounting for income taxes and potential uncertain tax positions.
Employee Benefit Plans - Certain of our employees participate in defined benefit pension and other postretirement plans we sponsor. The expense for these plans is derived from an actuarial calculation based on the plans' provisions and assumptions regarding discount rates and rates of increase in compensation levels. Discount rates for most of the plans are based on representative bond indices. Rates of increase in compensation levels are established based on expectations of current and foreseeable future increases in compensation. Independent actuaries are consulted in determining these assumptions. See Note 11 for further discussion of our accounting for pension and postretirement benefits.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(3)    NEW ACCOUNTING PRONOUNCEMENTS
The following is a summary of new accounting pronouncements that apply or may apply to our business.
In December 2019, the Financial Accounting Standards Board (the "FASB") issued an amendment to simplify the accounting for income taxes by, among other matters, eliminating certain existing exceptions related to the general approach in ASC 740 relating to franchise taxes, reducing complexity in the interim-period accounting for year-to-date loss limitations and changes in tax laws, and clarifying the accounting for the step-up in the tax basis of goodwill. The transition requirements are primarily prospective and the effective date is for interim and annual reporting periods beginning after December 15, 2020. The adoption of this amendment by the Company on January 1, 2021 did not have a significant impact on our consolidated financial statements.
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
In October 2021, the FASB issued an amendment to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements and related disclosures.
(4)    BUSINESS ACQUISITIONS, DISPOSALS AND DISCONTINUED OPERATIONS
Business Acquisitions
On August 1, 2020, the Company completed the acquisition of POSI LOCK, Inc. ("POSI LOCK"), a manufacturer of hydraulic and mechanical pullers used to remove certain parts from equipment in a variety of industries ranging from power transmission and light to heavy industrial applications. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $10.0. The assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their fair values based, in part, on expert valuations and management estimates and its results are reported in the Company's Precision Solutions segment. Goodwill and intangible assets are expected to be fully deductible for tax purposes. The pro forma effects of the acquisition of POSI LOCK were not material to our consolidated results of operations for the years ended December 31, 2020 and 2019.
On January 18, 2021, the Company completed the acquisition of approximately 98% of the issued and outstanding shares of Plc Uutechnic Group Oyj ("UTG Mixing Group"), a public company listed on the Nasdaq Helsinki. Including an estimated payment for the approximately 2% of shares not acquired on that date, the cash payment was $38.0, net of cash acquired of $2.9. UTG Mixing Group is a producer of various mixing solutions for the chemical, food, metallurgical and fertilizer, environmental technology, water treatment and pharmaceuticals markets and its results are reported in the Company's Precision Solutions segment. The acquisition of UTG Mixing Group brings additional product, technology and technical expertise to the Company’s global portfolio of mixing products and process solutions, and will enable the Company to expand its sales network for existing mixer product lines and increase its European market presence with the addition of new mixer product brands. The Company executed a squeeze-out process prescribed by Finnish law pursuant to which the Company (a) acquired the remaining outstanding shares in UTG Mixing Group and (b) delisted the shares of UTG Mixing Group from the Nasdaq Helsinki. This process was finalized with nominal impact on the cash previously paid for the business as noted above and resulted in the remaining shares of UTG Mixing Group being delisted from the Nasdaq Helsinki effective June 1, 2021.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Purchase accounting related to this acquisition was completed during 2021. The assets acquired and liabilities assumed in the UTG Mixing Group acquisition are recorded at their fair values based, in part, on expert valuations and management estimates. The excess of the purchase price over the aggregate fair values of the net assets recognized was recorded as "Goodwill" in the accompanying consolidated balance sheet as of December 31, 2021. Goodwill and intangible assets are not deductible for non-U.S. tax purposes. The Company intends to make an election under Internal Revenue Code Section 338, which will treat the purchase as an asset acquisition for U.S. tax purposes. As a result, the goodwill and intangibles will be deductible for computing the U.S. tax on the earnings of non-U.S. subsidiaries.
For the period January 18, 2021 to December 31, 2021, UTG Mixing Group revenues and a loss from continuing operations reflected in the Company's accompanying consolidated statement of operations for the year ended December 31, 2021, were $19.6 and $1.4, respectively. Transaction costs related to the UTG Mixing Group acquisition were $1.4 and were recognized as a component of "Selling, General and Administrative" expense in the accompanying consolidated statements of operations.
On May 12, 2021, the Company completed the acquisition of Philadelphia Mixing Solutions, Ltd. ("Philadelphia Mixing"), a manufacturer of in-tank mixing solutions and provider of various technical services and field support, and its results are reported in the Company's Precision Solutions segment. The acquisition of Philadelphia Mixing brings additional opportunity for synergy and growth through broadening the Company's portfolio of comprehensive mixing solutions for customers in the chemical, water and wastewater, energy, and nutrition and health markets. Additionally, this acquisition will enable the Company to expand its sales network for existing mixer product lines and increase its overall market presence. We purchased substantially all of the assets, including net working capital, long-term and intangible assets, and assumed certain liabilities of the business, for a cash payment of $64.3, net of cash acquired of $1.6 and reflective of our agreement with the seller of the final purchase price after conclusion of a customary period of review provided in the sale and purchase agreement.
The assets acquired and liabilities assumed in the Philadelphia Mixing acquisition are recorded at their fair values based, in part, on preliminary expert valuations and management estimates, and are subject to change when these estimates are finalized. Goodwill and intangible assets related to the U.S. business are expected to be fully deductible for U.S. tax purposes. However, goodwill and intangible assets related to the non-U.S. businesses are not deductible for non-U.S. tax purposes. Additionally, the Company intends to make an election under Internal Revenue Code Section 338, which will treat the purchase of the non-U.S. subsidiaries as an asset acquisition for U.S. tax purposes. As a result, the goodwill and intangibles will be deductible for computing the U.S. tax on the earnings of non-U.S. subsidiaries.
For the period May 12, 2021 to December 31, 2021, Philadelphia Mixing revenues and a loss from continuing operations reflected in the Company's accompanying consolidated statement of operations for the year ended December 31, 2021, were $31.8 and $4.4, respectively. Transaction costs related to the Philadelphia Mixing acquisition were $2.4 and were recognized as a component of "Selling, General and Administrative" expense in the accompanying consolidated statements of operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
A summary of the purchase price paid for UTG Mixing Group and Philadelphia Mixing follows:

	UTG Mixing Group As of January 18, 2021	Philadelphia Mixing As of May 12, 2021
Assets acquired:
Current assets, including cash and equivalents of $2.9 and $1.6, respectively	$9.7	$22.5
Property, plant and equipment	2.5	5.4
Goodwill	23.1	23.2
Intangibles	14.3	24.9
Other assets	1.6	3.0
Total assets acquired	51.2	79.0

Liabilities assumed:
Current liabilities assumed	(5.4)	(10.8)
Long-term liabilities assumed	(4.9)	(2.3)
Total liabilities assumed	(10.3)	(13.1)

Net assets acquired	$40.9	$65.9
Pro Forma Financial Information (Unaudited)
The following pro forma financial information presents the combined results of operations of the Company, UTG Mixing Group and Philadelphia Mixing for the years ended December 31, 2021 and 2020, as if the acquisitions had been completed on January 1, 2020. The pro forma financial information is not necessarily indicative of what the financial results would have been had the acquisitions been completed on this date. In addition, the pro forma financial information is not indicative of, nor does it purport to project, the Company's future financial results. The pro forma financial information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisitions.

	Year ended December 31,
	2021	2020
Revenues	$1,547.9	$1,417.3
Income from continuing operations before income taxes	114.0	33.7
Income from continuing operations, net of tax	69.6	30.1
The pro forma information presented above reflects the following adjustments related to UTG Mixing Group and Philadelphia Mixing results, prior to their respective dates of acquisition:
Fair Value Adjustments - Pre-tax costs related to (i) intangible amortization expense and (ii) amortization of the increase to fair value of acquired inventories, collectively, of $10.0 and $12.3 are reflected in the pro forma information for the years ended December 31, 2021 and 2020, respectively. Pre-tax effects related to fair value adjustments of the acquired businesses’ property, plant and equipment were not significant for the respective periods.
Acquisition-Related Costs - Pre-tax costs related to the acquisitions of $3.8 are reflected in the pro forma information for the year ended December 31, 2020.
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
Business Disposal
In November 2020, we completed the sale of a business in our Asia Pacific region, which had been included in the Precision Solutions reportable segment, to a third party buyer for total proceeds of $4.7, net of cash disposed, which resulted in a pre-tax loss of $4.2 during the fourth quarter and year ended December 31, 2020. Prior to its sale, this business recognized revenues of $6.7 during the year ended December 31, 2020. As part of the disposition, we have entered into a five-year supply agreement with the third party buyer which provides favorable pricing terms for certain products to be sold by SPX FLOW to the buyer, for which we have recorded a loss (included in the $4.2 pre-tax loss noted above) and related liability which will be released as the relevant products are sold during the term of the supply agreement. During 2021, we completed negotiations with the buyer related to the closing-date net-working capital adjustment and paid such amount, which did not significantly impact our estimate of the pre-tax loss recorded in 2020.
Sale of a Product Line
On July 30, 2021, we completed the sale of the primary assets of a product line to a third-party buyer for cash proceeds of $8.0. Revenues associated with this product line were less than $4.0 in 2020, and the results of this product line are included in our Precision Solutions reportable segment. In connection with the sale, goodwill of $1.6, trademarks of $0.5 and inventories of $0.3 were disposed of, and we recorded a pre-tax gain of $5.6 during our third quarter of 2021.
Discontinued Operations
We report business or asset groups as discontinued operations when, among other things, we commit to a plan to divest the business or asset group, we actively begin marketing the business or asset group, and when the sale of the business or asset group is deemed probable of occurrence within the next twelve months.
Fiscal 2019 discontinued operations background and developments
In May 2019, the Company announced that its Board of Directors had initiated a process to divest a substantial portion of the Company’s former Power and Energy reportable segment, excluding the Bran+Luebbe product line (collectively, the “Disposal Group”). In connection with this announcement and the continued development of the divestiture process thereafter, and in accordance with the criteria described above, we reported the Disposal Group as “held-for-sale”, and as discontinued operations, initially as of the end of our second quarter of 2019.
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
During 2019, and in consideration of terms contained within the Sale Agreement, we recorded pre-tax charges in the aggregate amount of $201.0 to reduce the carrying value of the net assets of the Disposal Group, including relevant foreign currency translation adjustment balances of the Disposal Group recorded within the Company's AOCL, to our estimate of fair value (the net proceeds expected to be realized at closing), less costs to sell. As this estimated loss on Disposal Group was determined not to be attributable to any individual components of the Disposal Group’s net assets, it was reflected as a valuation allowance against the total assets of the discontinued operations as of December 31, 2019. Such loss was attributable primarily to our observation of challenging credit markets associated with transactions for businesses similar to our former Power and Energy segment, and the market for cyclical assets in the oil, gas and power industries, during the fourth quarter of 2019.

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
Concurrent with the closing of the Transaction, the parties entered into certain ancillary agreements including, among others, a Transition Services Agreement (the “TSA”) and a Master Procurement Agreement (the “Procurement Agreement”). Under the TSA, SPX FLOW provides the Buyer with certain specified services for varying periods in order to ensure an orderly transition of the business following the closing at agreed-upon prices or rates, which we believe approximate fair market value for such services. These services include, among others, certain information technology, finance and human resources services. During the years ended December 31, 2021 and 2020, $1.9 and $4.2 of income from such services was recognized as a component of "Other Income (Expense), net", respectively. The Procurement Agreement provides for purchases by SPX FLOW through May 2025 of certain filtration elements produced by a business unit of the Disposal Group. The historical annual amount of such purchases by SPX FLOW businesses has varied at a level between approximately $8.0 and $9.0.

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
As noted above, certain businesses of the former Power and Energy reportable segment, primarily related to the Bran+Luebbe product line, were retained by SPX FLOW, and have been reclassified for all periods presented into the Precision Solutions reportable segment. Based on our assessment of the estimated relative fair values of the Disposal Group and the Bran+Luebbe product line, we performed a re-allocation during 2019 of our former Power and Energy goodwill balance between the Disposal Group and the business that was retained, which resulted in net increases in Precision Solutions reportable segment goodwill with corresponding reductions in the goodwill of the former Power and Energy reportable segment. Please refer to Note 10 for further disclosure about our "Goodwill" balance.
Based on provisions contained in the Procurement Agreement and as noted above, certain SPX FLOW businesses continue to purchase filtration elements from a business unit of the Disposal Group on a post-closing basis. Such product purchases are made at agreed-upon prices, based on provisions contained in the Procurement Agreement, which exceed current estimated market prices. Accordingly, based on expected future purchase volumes, including anticipated minimum purchase volumes required through the term of the Procurement Agreement, and the differential between market and future contractual prices, we estimated the incremental cost of such future purchases as an unfavorable purchase commitment and recorded a pre-tax loss of $5.0 as a component of the results of discontinued operations, during the year ended December 31, 2019. The liability associated with such future purchase commitments is recorded within “Accrued Expenses” and “Other Long-Term Liabilities” of continuing operations and, as of December 31, 2021, the remaining aggregate liability balance was approximately $3.1.
In addition to any business-specific interest expense and income, the interest expense, net, of discontinued operations reflects an allocation of interest expense, including the amortization of deferred financing fees, related to the Company’s former senior notes, former senior credit facilities and former trade receivables financing arrangement. Interest expense related to such debt instruments and allocated to discontinued operations was $1.6 and $11.7 for the years ended December 31, 2020 and 2019, respectively. The allocation of the Company’s interest expense of these debt instruments was determined based on the proportional amount of average net assets of the Disposal Group to the Company’s average net assets during each period, with the Company’s average net assets determined excluding the average outstanding borrowings under such debt instruments during each period. Interest expense of discontinued operations, including allocated interest, is reflected in the table below.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Results and significant non-cash operating items and capital expenditures of discontinued operations
Income (loss) from discontinued operations for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Revenues	$—	$112.7	$489.7
Cost of products sold(1)(2)	—	76.6	353.2
Gross profit	—	36.1	136.5
Selling, general and administrative(1)	(1.5)	31.1	100.2
Intangible amortization(1)	—	—	1.9
Loss on Disposal Group (3)	0.4	12.1	201.0
Charge related to procurement agreement(3)	—	—	5.0
Restructuring and other related charges	—	0.3	—
Operating income (loss)	1.1	(7.4)	(171.6)

Other expense, net	—	(0.3)	(1.6)
Interest expense, net(3)	—	(1.6)	(11.8)
Income (loss) from discontinued operations before income taxes	1.1	(9.3)	(185.0)
Income tax benefit (provision)(4)	(0.4)	(27.5)	35.3
Income (loss) from discontinued operations, net of tax	0.7	(36.8)	(149.7)
Less: Income (loss) attributable to noncontrolling interests	—	(0.1)	0.3
Income (loss) from discontinued operations, net of tax and noncontrolling interests	$0.7	$(36.7)	$(150.0)
(1)During the year ended December 31, 2020 and the six months ended December 31, 2019, there was no depreciation of property, plant and equipment or amortization of intangible assets, related to our discontinued operations, as the assets of the Disposal Group were classified as held-for-sale for the period. Depreciation and amortization were recognized for the period prior to the Disposal Group being classified as held-for-sale during the year ended December 31, 2019, as the assets of the Disposal Group were initially classified as held-for-sale as of the end of the second quarter of 2019.
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
(4)During the year ended December 31, 2021, we recorded an income tax provision of $0.4 on $1.1 of pre-tax income from discontinued operations. This compares to an income tax provision for the year ended December 31, 2020 of $27.5 on $9.3 of pre-tax loss from discontinued operations. The effective tax rate for 2020 was impacted by income tax charges of (i) $32.1 composed of the U.S. tax expense on the tax gain on sale of Disposal Group entities sold by the U.S. parent, (ii) $0.9 in reduction of the benefit to be realized through the disposition of held-for-sale assets and (iii) $0.4 resulting from adjustments to the U.S. tax liability for prior years, which were partially offset by an income tax benefit of $5.8 related to a loss for global intangible low-taxed income purposes on the sale of certain non-U.S. entities. The significant non-U.S. sales of Disposal Group entities were in locations where local law did not require any gain to be taxed or permit any loss to result in a future benefit and on a net basis these significant non-U.S. sales resulted in a loss without a corresponding tax benefit.
During the year ended December 31, 2019, we recorded an income tax benefit of $35.3 on $185.0 of pre-tax loss from discontinued operations, resulting in an effective tax rate of 19.1%.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The following table summarizes the significant non-cash operating and investing items, capital expenditures, and proceeds from disposal reflected in cash flows of discontinued operations for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Loss on Disposal Group(1)	$0.4	$12.1	$201.0
Charge related to procurement agreement(1)	—	—	5.0
Depreciation and amortization(2)	—	—	7.8
Capital expenditures	—	(5.5)	(7.5)
Proceeds on disposition of Disposal group (3)	—	401.1	—
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
(5)    INFORMATION ON REPORTABLE SEGMENTS, CORPORATE EXPENSE AND OTHER
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
Our continuing operations are organized into two reportable segments — the Nutrition and Health segment and the Precision Solutions segment. During the first quarter of 2021, the Company renamed its former "Food and Beverage" segment to the "Nutrition and Health" segment and, during the second quarter of 2021, the Company renamed its former "Industrial" segment to the "Precision Solutions" segment. Accordingly, all current and comparative period financial information for these segments has been presented as the Nutrition and Health segment and the Precision Solutions segment in this Annual Report on Form 10-K. Other than the changes in name, there were no changes to the segments and there has been no change to prior period financial information of the segments.
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
Reportable Segment Financial Data
Financial data for our reportable segments as of or for the years ended December 31, 2021, 2020 and 2019 were as follows:

	As of or for the Year Ended December 31,
	2021	2020	2019
Revenues:
Nutrition and Health	$676.4	$630.8	$702.9
Precision Solutions	852.6	719.8	803.7
Total revenues	$1,529.0	$1,350.6	$1,506.6

Income:
Nutrition and Health	$110.0	$88.2	$90.5
Precision Solutions	98.2	80.5	110.5
Total income for reportable segments	208.2	168.7	201.0

Corporate expense(1)	69.2	67.8	63.9
Pension and postretirement service costs	0.9	0.9	0.9
Asset impairment charges	—	3.2	11.2
Restructuring and other related charges	12.7	11.7	9.3
Loss (gain) on sale of business and product line assets	(5.6)	4.2	—
Consolidated operating income	$131.0	$80.9	$115.7

Capital expenditures:
Nutrition and Health	$15.0	$6.3	$5.2
Precision Solutions	11.1	7.3	9.2
Other(2)	6.5	8.8	14.1
Total capital expenditures	$32.6	$22.4	$28.5

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)

	As of or for the Year Ended December 31,
	2021	2020	2019
Depreciation and amortization:
Nutrition and Health	$15.7	$13.5	$14.4
Precision Solutions	23.2	16.3	15.5
Other(2)	8.3	11.3	8.4
Total depreciation and amortization	$47.2	$41.1	$38.3

Identifiable assets:
Nutrition and Health	$812.3	$886.5	$895.5
Precision Solutions	895.3	804.0	781.3
Other(3)	378.6	408.0	296.6
Total identifiable assets	$2,086.2	$2,098.5	$1,973.4

Geographic areas:
Revenues(4):
United States	$558.2	$469.2	$544.9
China	222.3	187.6	166.3
Germany	109.1	84.1	84.1
Denmark	65.7	79.6	90.3
France	45.2	47.5	37.5
Other	528.5	482.6	583.5
Total revenues	$1,529.0	$1,350.6	$1,506.6

Long-lived assets:
United States	$249.8	$215.8	$238.0
Other	157.7	181.8	172.3
Total long-lived assets	$407.5	$397.6	$410.3
(1)Includes $2.4 and $7.1 for the years ended December 31, 2020 and 2019, respectively, related to costs for certain centralized functions/services provided and/or administered by SPX FLOW that were previously charged to business units of which the related financial results of operations have been reclassified to discontinued operations. These centralized functions/services included, but were not limited to, information technology, shared services for accounting, payroll services, supply chain, and manufacturing and process improvement operations/services. These costs generally represent the costs of employees who provided such centralized functions/services to the business units reclassified as discontinued operations but who remained employees of SPX FLOW upon the expected disposition of the discontinued operations.
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
Revenues recognized over time:
The following table provides revenues recognized over time by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Revenues recognized over time:
Nutrition and Health	$271.4	$249.7	$282.9
Precision Solutions	58.2	40.0	60.8
Total revenues recognized over time	$329.6	$289.7	$343.7
Disaggregated information about revenues:
Our aftermarket revenues generally include sales of parts and service/maintenance support, and OE revenues generally include all other revenue streams. The following tables provide disaggregated information about our OE and aftermarket revenues by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31, 2021
	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$436.5	$239.9	$676.4
Precision Solutions	573.1	279.5	852.6
Total revenues	$1,009.6	$519.4	$1,529.0

	Year ended December 31, 2020
	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$392.5	$238.3	$630.8
Precision Solutions	463.3	256.5	719.8
Total revenues	$855.8	$494.8	$1,350.6

	Year ended December 31, 2019
	Original Equipment	Aftermarket	Total Revenues
Nutrition and Health	$453.6	$249.3	$702.9
Precision Solutions	540.8	262.9	803.7
Total revenues	$994.4	$512.2	$1,506.6
Contract balances:
Our contract accounts receivable, assets and liabilities as of December 31, 2021 and 2020, respectively, and changes in such balances, were as follows:

	December 31, 2021	December 31, 2020	Change(1)
Contract accounts receivable(2)	$239.9	$219.8	$20.1
Contract assets	25.5	24.4	1.1
Contract liabilities	(106.2)	(119.5)	13.3
Net contract balance	$159.2	$124.7	$34.5

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(1)    The $34.5 increase in our net contract balance from December 31, 2020 to December 31, 2021 was primarily due to (i) an increase in volume of revenues recognized at a point in time, partially due to the reduced adverse effects of the COVID-19 pandemic on the business during the year ended December 31, 2021 (ii) the timing of advance and milestone payments received on certain Nutrition and Health contracts recognized over time, and of performance obligations satisfied and the related revenue recognized on such contracts, and (iii) an increase in net contract balance related to the acquisitions of UTG Mixing Group and Philadelphia Mixing during the year ended December 31, 2021.
(2)    Included in “Accounts receivable, net” in our consolidated balance sheets. Amounts are presented before consideration of the allowance for uncollectible accounts.
During the years ended December 31, 2021, 2020 and 2019, we recognized revenues of $105.6, $98.4 and $124.0, related to contract liabilities outstanding as of December 31, 2020, 2019 and 2018, respectively.
Contract costs:
As of December 31, 2021 and 2020, the Company recognized an asset related to the incremental costs of obtaining contracts with customers of $0.4, which is classified in “Other current assets” in our consolidated balance sheets.
Remaining performance obligations:
As of December 31, 2021 and 2020, the aggregate amount of our remaining performance obligations was $609.7 and $545.8, respectively. The Company expects to recognize revenue on approximately 93% and substantially all of our remaining performance obligations outstanding as of December 31, 2021 within the next 12 and 24 months, respectively.
(7)    LEASES
Information regarding our operating lease right-of-use ("ROU") assets and liabilities, expense, cash flows and non-cash activities, future lease payments and key assumptions used in accounting for such leases, is noted in further detail below. Disclosures related to finance leases are omitted due to immateriality.
The components of operating lease ROU assets and liabilities as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020	Balance Sheet Caption in Which Balance is Reported
Operating lease ROU assets	45.5	43.2	Other assets
Current portion of operating lease liabilities	14.2	13.8	Accrued expenses
Long-term operating lease liabilities	36.3	36.4	Other long-term liabilities
The components of lease expense for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Operating lease cost(1)	$17.9	$18.1	$18.9
Short-term lease cost(1)	2.8	3.6	2.7
Variable lease cost(1)	0.4	0.6	0.7
Total lease cost	$21.1	$22.3	$22.3
(1)Included in “Cost of products sold” and “Selling, general and administrative” in our consolidated statements of operations.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The future lease payments under operating leases with initial remaining terms in excess of one year as of December 31, 2021 were as follows:

Year Ending December 31,	Operating leases
2022	16.0
2023	11.2
2024	9.5
2025	6.9
2026	4.3
Thereafter	8.1
Total lease payments	56.0
Less: interest	(5.5)
Present value of lease liabilities	$50.5
Key assumptions used in accounting for our operating leases as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)	5.2	5.8
Weighted-average discount rate	3.20%	4.02%
Cash flows and non-cash activities related to our operating leases for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$20.8	$19.8	$19.3
Non-cash activities:
Operating lease ROU assets obtained in exchange for new operating lease liabilities	11.8	4.9	13.9
(8)    RESTRUCTURING AND OTHER RELATED CHARGES
Fiscal 2021 Global Cost Productivity Program
In February 2021, we announced a global cost productivity program focused primarily on a reduction of our "Selling, general and administrative" ("SG&A") costs. The intent of this productivity initiative is to reduce our overall cost of doing business, including a plan to achieve between $30.0 and $35.0 of annualized SG&A cost savings by the end of 2022 while simultaneously realigning our cost structure to support profitable growth. In connection with this program, we incurred $12.7 of restructuring and other related charges during the year ended December 31, 2021. Such charges related primarily to severance and other costs associated with commercial, engineering, and certain operational employees across both segments and across each region in which our segments operate, as well as certain functional support employees across most of our corporate functions.
Fiscal 2020 and 2019 Restructuring and Other Related Charges
Restructuring and other related charges of $11.7 and $9.3 during 2020 and 2019, respectively, included, among other actions described below, severance and other costs associated with (i) a management decision to consolidate and relocate the operations of a U.S. manufacturing facility in the Precision Solutions segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions during 2020 and (ii) the rationalization of a business primarily associated with the execution of large dry-dairy systems projects in the Nutrition and Health segment, initiated during the fourth quarter of 2018 and then subsequently broadened during 2019. See Note 10 below for further discussion regarding (i) tangible long-lived asset impairment charges recognized during 2020 which also resulted from management’s decision to consolidate and relocate the U.S. manufacturing facility.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Components of Restructuring and Other Related Charges
Restructuring and other related charges for the years ended December 31, 2021, 2020 and 2019 are described in more detail below and in the applicable sections that follow:

	Year ended December 31,
	2021	2020	2019
Employee termination costs	$12.2	$9.8	$9.3
Facility consolidation costs	0.5	1.9	—
Total	$12.7	$11.7	$9.3
Restructuring and Other Related Charges by Reportable Segment
2021 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Nutrition and Health	$5.3	$—	$5.3
Precision Solutions	4.7	0.5	5.2
Other	2.2	—	2.2
Total	$12.2	$0.5	$12.7
Nutrition and Health - Charges for 2021 related primarily to costs associated with the global restructuring program described above. Once completed, these restructuring activities are expected to result in the termination of approximately 70 employees.
Precision Solutions - Charges for 2021 related primarily to costs associated with the global restructuring program described above and, to a lesser extent, facility consolidation costs related to the closure and relocation of operations of a U.S. manufacturing facility, initiated in 2020 and as discussed further below. Once completed, these restructuring activities are expected to result in the termination of approximately 70 employees.
Other - Charges for 2021 related primarily to costs associated with the global restructuring program described above. Once completed, these restructuring activities are expected to result in the termination of approximately 40 employees.
2020 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Nutrition and Health	$3.7	$—	$3.7
Precision Solutions	4.9	1.9	6.8
Other	1.2	—	1.2
Total	$9.8	$1.9	$11.7
Nutrition and Health - Charges for 2020 related primarily to severance and other costs due to (i) a reduction in force of certain commercial employees based in our EMEA region and, to a lesser extent, (ii) reductions in force of certain engineering, commercial and other functional support employees within the segment, across all regions in which the segment operates. These restructuring activities resulted in the termination of 102 employees.
Precision Solutions - Charges for 2020 related primarily to severance and other costs associated with (i) the planned closure of a manufacturing facility in the U.S. and consolidation and relocation of the operations of that facility into existing manufacturing facilities in the U.S. as well as in our EMEA and Asia Pacific regions, and (ii) reductions in force of certain engineering, commercial, operations and other functional support employees within the segment, primarily in EMEA and, to a lesser extent, across the other regions in which the segment operates. These restructuring activities resulted in the termination of 152 employees.
Other - Charges for 2020 related primarily to severance and other costs associated with the rationalization and outsourcing of certain corporate support functions as well as certain corporate support employees. These restructuring activities resulted in the termination of 20 employees.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
2019 Charges:

	Employee Termination Costs	Facility Consolidation Costs	Total Restructuring and Other Related Charges
Nutrition and Health	$3.9	$—	$3.9
Precision Solutions	3.1	—	3.1
Other	2.3	—	2.3
Total	$9.3	$—	$9.3
Nutrition and Health - Charges for 2019 related primarily to severance and other costs associated with (i) the further rationalization, initiated during the fourth quarter of 2018, of a business associated with the execution of large dry-dairy systems projects, as well as (ii) the closure of a facility in South America. These restructuring activities resulted in the termination of 40 employees.
Precision Solutions - Charges for 2019 related primarily to severance and other costs associated with (i) the closure of a manufacturing facility in the U.S. and consolidation and relocation of that facility into an existing manufacturing facility in the same region, (ii) certain operations personnel in the EMEA region, and (iii) the closure of a sales office and service center in North America. These restructuring activities resulted in the termination of 65 employees.
Other - Charges for 2019 related primarily to severance and other costs associated with the rationalization of certain corporate support functions. These restructuring activities resulted in the termination of 17 employees.
The following is an analysis of our restructuring liabilities (included in “Accrued expenses” in our consolidated balance sheets) for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Balance at beginning of year	$7.3	$7.6	$7.1
Restructuring and other related charges (1)	12.3	11.1	9.3
Utilization — cash	(13.6)	(11.3)	(8.3)
Currency translation adjustment and other	(0.1)	(0.1)	(0.5)
Balance at end of year	$5.9	$7.3	$7.6
(1)Amounts that impacted restructuring and other related charges but not the restructuring liabilities included $0.4 and $0.6 for the years ended December 31, 2021 and 2020, respectively.
(9)    INVENTORIES, NET
Inventories at December 31, 2021 and 2020 comprised the following:

	December 31,
	2021	2020
Finished goods	$101.1	$86.1
Work in process	38.7	39.1
Raw materials and purchased parts	112.3	81.9
Total FIFO cost	252.1	207.1
Excess of FIFO cost over LIFO inventory value	(9.3)	(7.8)
Total inventories	$242.8	$199.3
Inventories include material, labor and factory overhead costs and are reduced, when necessary, to estimated net realizable values. Certain domestic inventories are valued using the last-in, first-out (“LIFO”) method. These inventories were approximately 13% and 11% of total inventory at December 31, 2021 and 2020, respectively. Other inventories are valued using the first-in, first-out (“FIFO”) method.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(10)    GOODWILL, OTHER INTANGIBLE ASSETS AND ASSET IMPAIRMENT CHARGES
Goodwill
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2021 were as follows:

	December 31, 2020	Goodwill Resulting from Business Combinations(1)	Impairments	Foreign Currency Translation and Other (2)	December 31, 2021
Nutrition and Health	$270.2	$—	$—	$(18.6)	$251.6
Precision Solutions (3)	299.5	46.3	—	(12.9)	332.9
Total	$569.7	$46.3	$—	$(31.5)	$584.5
(1)Reflects goodwill that arose from the acquisitions of UTG Mixing Group and Philadelphia Mixing during the year ended December 31, 2021. See Note 4 for further discussion regarding the status of estimates of the fair values of assets acquired and liabilities assumed as of December 31, 2021 in connection with these acquisitions.
(2)During the year ended December 31, 2021, $1.6 of goodwill in the Precision Solutions reportable segment was disposed of in connection with the sale of a product line. See Note 4 for further information regarding this transaction.
(3)The carrying amount of goodwill included $133.5 and $134.6 of accumulated impairments as of December 31, 2021 and 2020, respectively.
The changes in the carrying amount of goodwill by reportable segment for the year ended December 31, 2020 were as follows:

	December 31, 2019	Goodwill Resulting from Business Combination(1)	Impairments	Foreign Currency Translation and Other	December 31, 2020
Nutrition and Health	$257.5	$—	$—	$12.7	$270.2
Precision Solutions(2)	287.6	0.4	—	11.5	299.5
Total	$545.1	$0.4	$—	$24.2	$569.7
(1)Reflects goodwill that arose from the POSI LOCK acquisition of $1.2 during the third quarter of 2020. As discussed in Note 4, the assets acquired and liabilities assumed in the POSI LOCK acquisition are recorded at their estimated fair value based upon expert valuations and certain management estimates. In addition, reflects the impact of a business disposal during the year of $0.8. See Note 4 for further discussion regarding the business disposal.
(2)The carrying amount of goodwill included $134.6 and $133.6 of accumulated impairments as of December 31, 2020  and 2019, respectively.
Goodwill Impairment Tests
Consistent with our accounting policy stated in Note 1, we performed our annual goodwill impairment testing as of the first day of our fiscal fourth quarters of 2021 and 2020. The estimated fair value of both of our reporting units significantly exceeded its respective carrying value. See Note 4 for further discussion of management’s evaluation of the net carrying value of discontinued operations, relative to estimated fair value less costs to sell, in 2020.

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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Other Intangibles, Net
Identifiable intangible assets were as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value(1)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets with determinable lives:
Customer relationships	$143.9	$(112.9)	$31.0	$131.1	$(108.5)	$22.6
Technology	68.9	(52.5)	16.4	65.8	(52.4)	13.4
Patents	5.3	(4.8)	0.5	5.5	(4.6)	0.9
Other	13.6	(11.8)	1.8	8.7	(8.7)	—
	231.7	(182.0)	49.7	211.1	(174.2)	36.9
Trademarks with indefinite lives	172.2	—	172.2	169.1	—	169.1
Total	$403.9	$(182.0)	$221.9	$380.2	$(174.2)	$206.0
(1)During the year ended December 31, 2021, the net carrying value of "Trademarks with indefinite lives" was reduced by $0.5 in connection with the sale of a product line in the Precision Solutions reportable segment, as discussed in Note 4.
Amortization expense was $17.9, $11.7 and $11.4 for the years ended December 31, 2021, 2020 and 2019, respectively. Estimated amortization expense related to these intangible assets is $12.2 in 2022, $6.5 in 2023, $5.5 in 2024, $3.8 in 2025, and $3.7 in 2026.
The gross carrying values of identifiable intangible assets acquired in connection with the UTG Mixing Group acquisition consummated during the first half of 2021 included customer relationships of $8.0, technology of $3.7, and trademarks of $2.6. The gross carrying values of identifiable intangible assets acquired in connection with the Philadelphia Mixing acquisition consummated during the first half of 2021 included customer relationships of $11.0, technology of $3.7, other intangibles with determinable lives of $6.4 (consisting of backlog and noncompete agreements), and trademarks of $3.8. See Note 4 for further discussion regarding the status of our estimates of the fair values of identifiable intangible assets as of December 31, 2021 related to these acquisitions.
At December 31, 2021, the net carrying value of intangible assets with determinable lives consisted of the following by reportable segment: $13.8 in Nutrition and Health and $35.9 in Precision Solutions. Trademarks with indefinite lives consisted of the following by reportable segment: $99.6 in Nutrition and Health and $72.6 in Precision Solutions.
Intangible Impairment Tests
Management performed its annual indefinite-lived intangible asset impairment test, performed as of the first day of our fiscal fourth quarter. Based on the results of our annual indefinite-lived intangible asset impairment testing in 2021 and 2020, we determined that the estimated fair value of each of our significant indefinite-lived intangible assets exceeded its respective carrying value by at least 54% and 37%, respectively. Changes in the gross carrying values of trademarks and other identifiable intangible assets during 2021 and 2020 related primarily to foreign currency translation, except as noted above with respect to the business acquisitions and sale of a product line that occurred during the year ended December 31, 2021, and as described further in Note 4 with respect to a business acquisition and business disposal that occurred during the year ended December 31, 2020.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Tangible Long-Lived Asset Impairment Charges
2020 Charges:
Asset impairment charges for 2020 included primarily tangible long-lived asset impairment charges of (i) $1.9 which resulted from management’s decision during the first quarter of 2020 to discontinue a product line within the Precision Solutions reportable segment. Such charges related to certain machinery and equipment of the segment; and (ii) $1.3 which resulted from management’s decision during the second quarter of 2020 to consolidate and relocate the operations of a U.S. manufacturing facility within the Precision Solutions reportable segment to existing facilities in the U.S. as well as in our EMEA and Asia Pacific regions. Such charges related to the real property and, to a lesser extent, certain machinery and equipment, of the facility.
2019 Charges:
Asset impairment charges for 2019 included primarily a tangible long-lived asset impairment charge of $10.8 that resulted from management’s decision to market a corporate asset for sale. That asset, which had an estimated fair value of $4.0, was marketed for sale beginning in the third quarter of 2019, and was subsequently sold during the fourth quarter of 2019 with no further impact to the Company’s results of operations. To a lesser extent, asset impairment charges included a charge of $0.2 related to the impairment of an ROU asset, resulting from the decision to close a sales and service facility of our Precision Solutions segment in Denmark during the fourth quarter of 2019 and a tangible long-lived asset impairment charge of $0.2 in our Precision Solutions segment.
(11)    EMPLOYEE BENEFIT PLANS
Defined Benefit Plans
Overview - SPX FLOW sponsors a number of defined benefit pension plans that cover certain employees in foreign countries, principally in Europe, as well as certain domestic nonqualified pension and postretirement plans. For all of these plans, changes in the fair value of plan assets and actuarial gains and losses are recognized to earnings in the fourth quarter of each year, unless earlier remeasurement is required. The remaining components of pension and postretirement expense, primarily service and interest costs and expected return on plan assets, are recorded on a quarterly basis.
The plan year-end date for all our plans is December 31. Below is further discussion regarding our plans, including information on plan assets, employer contributions and benefit payments, obligations and funded status, and periodic pension and postretirement benefit expense (income).
Plan Assets - Our investment strategy is based on the protection and long-term growth of principal while mitigating overall investment risk. Our foreign defined benefit pension plans’ assets, with fair values of $6.8 and $7.2 at December 31, 2021 and 2020, respectively, are invested in insurance contracts and classified as Level 3 assets in the fair value hierarchy. During 2021 and 2020, there were no transfers between levels of the fair value hierarchy for any of our plans, and no shares of SPX FLOW common stock were held by our defined benefit pension plans as of December 31, 2021 and 2020. Our domestic nonqualified pension and postretirement benefit plans are unfunded and therefore have no plan assets.
Employer Contributions - Many of our foreign plan obligations are unfunded in accordance with local laws. These plans have no assets and instead are funded by us on a pay-as-you-go basis in the form of direct benefit payments. In 2021, we made contributions of $0.5 to our foreign plans that are funded. In addition, we made direct benefit payments of $2.1 related to our foreign plans that are unfunded. Our domestic nonqualified pension and postretirement plans are funded by us on a pay-as-you-go basis. We made direct benefit payments of less than $0.1 related to these plans in 2021.
In 2022, we expect to make minimum required funding contributions of $0.6 and direct benefit payments of $2.2 related to our foreign pension plans and direct benefit payments of $0.9 related to our domestic nonqualified pension and postretirement benefit plans.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Estimated Future Benefit Payments - Following is a summary, as of December 31, 2021, of the estimated future benefit payments for our foreign and domestic pension plans and our domestic postretirement plan in each of the next five fiscal years and in the aggregate for five fiscal years thereafter. Benefit payments are paid from plan assets or directly by us for our unfunded plans.

	Foreign Pension Benefits	Domestic Pension Benefits	Domestic Postretirement Benefits
2022	$2.8	$—	$0.9
2023	2.7	—	0.1
2024	2.7	—	0.1
2025	2.4	—	0.1
2026	2.8	—	0.1
Subsequent five years	11.9	7.5	0.6
The expected future benefit payments for our plans are estimated based on the same assumptions used at December 31, 2021 to measure our obligations and include benefits attributable to estimated future employee service, to the extent applicable.
Obligations and Funded Status - The funded status of our pension plans is dependent upon many factors, including returns on invested assets and the level of market interest rates. The following tables show the foreign and domestic pension plans’ funded status and amounts recognized in our consolidated balance sheets:

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2021	2020	2021	2020	2021	2020
Change in projected benefit obligation:
Projected benefit obligation - beginning of year	$53.6	$50.0	$6.2	$5.3	$5.2	$4.6
Service cost	0.8	0.8	—	—	0.1	0.1
Interest cost	0.3	0.4	0.1	0.1	0.1	0.2
Actuarial losses (gains)	(2.4)	0.9	(0.1)	0.8	(0.2)	0.4
Contributions (employee)	0.1	—	—	—	—	—
Benefits paid	(2.4)	(2.9)	—	—	—	—
Curtailment gain	—	—	—	—	—	(0.1)
Foreign exchange and other	(4.1)	4.4	—	—	—	—
Projected benefit obligation - end of year	$45.9	$53.6	$6.2	$6.2	$5.2	$5.2

	Foreign Pension Plans		Domestic Pension Plan		Domestic Postretirement Plan
	2021	2020	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets - beginning of year	$7.2	$6.6	$—	$—	$—	$—
Actual return on plan assets	(0.1)	—	—	—	—	—
Contributions (employer and employee)	0.6	0.6	—	—	—	—
Benefits paid	(0.3)	(0.6)	—	—	—	—
Foreign exchange and other	(0.6)	0.6	—	—	—	—
Fair value of plan assets - end of year	$6.8	$7.2	$—	$—	$—	$—
Funded status at year-end	(39.1)	(46.4)	(6.2)	(6.2)	(5.2)	(5.2)
Amounts recognized in the consolidated balance sheets consist of:
Accrued expenses	(2.1)	(2.3)	—	—	(0.8)	(0.1)
Other long-term liabilities	(37.0)	(44.1)	(6.2)	(6.2)	(4.4)	(5.1)
Net amount recognized	$(39.1)	$(46.4)	$(6.2)	$(6.2)	$(5.2)	$(5.2)
Amount recognized in accumulated other comprehensive loss (pre-tax) consists of net prior service costs	$0.1	$0.1	$—	$—	$—	$—

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The accumulated benefit obligation for each foreign pension plan exceeded the fair value of its plan assets at December 31, 2021 and 2020. The accumulated benefit obligation for all foreign pension plans was $44.6 and $52.1 at December 31, 2021 and 2020, respectively. The accumulated benefit obligation for the domestic nonqualified pension plan was $6.2 at December 31, 2021 and 2020. The accumulated benefit obligation for the domestic postretirement plan was $5.2 at December 31, 2021 and 2020.
Components of Net Periodic Pension and Postretirement Benefit Expense (Income) - Net periodic pension benefit expense (income) for our foreign and domestic pension plans and domestic postretirement plan included the following components:

	Year ended December 31, (1)
	Foreign Pension Plans			Domestic Pension Plan			Domestic Postretirement Plan
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost(1)	$0.8	$0.8	$0.8	$—	$—	$—	$0.1	$0.1	$0.1
Interest cost	0.3	0.4	0.7	0.1	0.1	0.2	0.1	0.2	0.2
Expected return on plan assets	(0.2)	(0.2)	(0.2)	—	—	—	—	—	—
Curtailment gain(2)	—	—	—	—	—	—	—	(0.1)	—
Recognized net actuarial losses (gains)(3)	(2.1)	1.1	4.4	(0.1)	0.8	0.7	(0.2)	0.4	0.4
Total net periodic pension/postretirement benefit expense (income)	$(1.2)	$2.1	$5.7	$—	$0.9	$0.9	$—	$0.6	$0.7
(1)Service cost is classified in “Selling, general and administrative” expense and all other components of net periodic pension and postretirement expense (income) are classified in “Other income (expense), net” in our accompanying consolidated statements of operations for each year presented.
(2)The curtailment gain in 2020 of the domestic postretirement plan related to benefit obligations formerly payable to certain former employees of the Disposal Group and the finalization of the sale of the Disposal Group which occurred in March 2020.
(3)Consists of reported actuarial losses (gains) and the difference between actual and expected returns on plan assets. For 2021 and 2020, net actuarial (gains) losses recognized for each type of our benefit plans were due primarily to increases (decreases) in discount rates during 2021 and 2020 used to measure the respective plan obligations as of December 31, 2021 and 2020 in substantially all jurisdictions in which the Company has such obligations (see also the following tables under "Assumptions" for disclosure of weighted-average discount rates used to measure such obligations). For 2019, the amount related to the domestic pension plan also includes a $0.2 charge related to the effects of a partial settlement and remeasurement of that plan, resulting from the lump sum payment of a former officer’s pension obligation during the year.
Assumptions - Actuarial assumptions used in accounting for our foreign pension plans and domestic nonqualified pension plan, were as follows:

	Year ended December 31,
	Foreign Pension Plans			Domestic Pension Plan
	2021	2020	2019	2021	2020	2019
Weighted-average actuarial assumptions used in determining net periodic pension expense:
Discount rate	0.56%	0.76%	1.52%	1.68%	2.92%	4.11%
Rate of increase in compensation levels	2.78%	2.72%	2.71%	N/A	N/A	N/A
Expected long-term rate of return on assets	3.40%	3.40%	3.37%	N/A	N/A	N/A
Weighted-average actuarial assumptions used in determining year-end benefit obligations:
Discount rate	0.97%	0.56%	0.76%	2.29%	1.68%	2.92%
Rate of increase in compensation levels	2.82%	2.78%	2.72%	N/A	N/A	N/A
As of December 31, 2021, in addition to the above assumptions, we utilized a 1.75% weighted-average interest crediting rate to measure certain foreign cash balance defined benefit pension plans.

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
Actuarial assumptions used in accounting for our domestic postretirement plan were as follows:

	Year ended December 31,
	2021	2020	2019
Assumed health care cost trend rates:
Health care cost trend rate for next year	6.25%	6.50%	6.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.00%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2027	2027
Discount rate used in determining net periodic postretirement benefit expense	3.09%	3.72%	4.55%
Discount rate used in determining year-end postretirement benefit obligation	3.24%	3.09%	3.72%
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
Defined Contribution Retirement Plan
We sponsor a defined contribution retirement plan (the ‘‘401(k) Plan’’ or "the Plan") pursuant to Section 401(k) of the U.S. Internal Revenue Code to which eligible U.S. employees of the Company may voluntarily contribute. Under the 401(k) Plan, such employees may contribute up to 50% of their compensation into the Plan on a pre-tax basis and the Company matches a portion of participating employees’ contributions with such matching contributions payable in cash. Due to an amendment to the Plan effective August 1, 2021, employees are eligible to contribute to the 401(k) Plan on a Roth basis. Amounts contributed under the 401(k) Plan for the years ended December 31, 2021, 2020 and 2019 were $5.1, $4.9 and $6.3, respectively.
(12)    INCOME TAXES
    Income before income taxes and the provision for (benefit from) income taxes consisted of the following:

	Year ended December 31,
	2021	2020	2019
Income before income taxes:
United States	$74.4	$31.0	$78.8
Foreign	45.5	18.5	6.7
	$119.9	$49.5	$85.5
Provision for (benefit from) income taxes:
Current:
United States	$5.8	$(28.3)	$(18.1)
Foreign	25.7	7.0	35.6
Total current	31.5	(21.3)	17.5
Deferred and other:
United States	7.8	27.4	6.4
Foreign	14.2	0.1	5.0
Total deferred and other	22.0	27.5	11.4
Total provision	$53.5	$6.2	$28.9

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The reconciliation of income tax computed at the U.S. federal statutory tax rate to our effective income tax rate was as follows:

	Year ended December 31,
	2021	2020	2019
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal benefit	1.4	0.4	1.6
U.S. credits and exemptions	(1.5)	(1.0)	(9.3)
Tax rate differential on foreign earnings	8.0	(0.2)	(1.7)
Adjustments to uncertain tax positions	1.5	(4.5)	(0.6)
Changes in valuation allowance	4.1	(0.4)	19.9
Tax on repatriation of foreign earnings	8.0	1.6	(7.0)
Stock compensation	0.5	1.0	(0.1)
Tax on transfer to non-U.S. affiliates	—	(9.8)	7.0
Other	1.6	4.4	3.0
	44.6%	12.5%	33.8%
Significant components of our deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss, capital loss and credit carryforwards	$191.7	$181.1
Pension, other postretirement and postemployment benefits	9.5	9.5
Payroll and compensation	10.2	12.3
Working capital accruals	9.5	8.6
Accelerated depreciation	3.2	4.5
Interest expense carryforwards	21.2	27.3
Other	20.6	27.8
Total deferred tax assets	265.9	271.1
Valuation allowance	(168.9)	(161.8)
Net deferred tax assets	97.0	109.3
Deferred tax liabilities:
Intangible assets recorded in acquisitions	42.0	32.0
Basis difference in affiliates	33.3	31.9
Basis difference in equity security investments	9.1	6.5
Other	2.4	1.9
Total deferred tax liabilities	86.8	72.3
	$10.2	$37.0
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
At December 31, 2021, we had the following tax loss carryforwards available: tax loss carryforwards of various foreign jurisdictions of $417.9, federal tax carryforwards of $365.7 and state tax carryforwards of approximately $470.0. Of these amounts, $0.3 expire in 2022 and $849.6 expire at various times between 2023 and 2040. The remaining carryforwards have no expiration date.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Realization of deferred tax assets, including those associated with net operating loss and credit carryforwards, is dependent upon generating sufficient taxable income in the appropriate tax jurisdiction. We believe that it is more likely than not that we may not realize the benefit of certain of these deferred tax assets and, accordingly, have established a valuation allowance against certain of these deferred tax assets. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not that the deferred tax assets will be realized through future taxable earnings or tax planning strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or tax planning strategies are no longer viable. The valuation allowance increased by $7.1 in 2021 and $9.7 in 2020. Of the net changes in 2021 and 2020, $4.9 and $0.2 were recognized as an increase (decrease) in tax expense. The increase in the valuation allowance during 2021 was primarily due to (i) current year losses carried forward, (ii) an adjustment to the capital loss carryforward due to our federal tax return filing, and (iii) an increase to the U.K. tax rate, partially offset by the impact of a stronger U.S. dollar on non-U.S. dollar-denominated balances. The increase in the valuation allowance during 2020 was primarily due to an adjustment to the outside basis difference recorded through tax expense of discontinued operations and the impact of a weaker U.S. dollar on non-U.S. dollar-denominated balances partially offset by previously carried forward losses which were released during the year as a result of entity rationalization and the reduction of losses carried forward.
The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions. These deductions can vary from year to year and, consequently, the amount of income taxes paid in future years will vary from the amounts paid in prior years.
Undistributed Foreign Earnings
Generally, it has been our practice and intention to reinvest the earnings of most of our non-U.S. subsidiaries in those operations with a few limited exceptions. The Tax Cuts and Jobs Act made significant changes to the taxation of undistributed foreign earnings, requiring that all previously untaxed earnings and profits of our controlled foreign corporations be subjected to a one-time mandatory repatriation tax. The transition tax substantially eliminated the basis difference that existed previously for purposes of ASC Topic 740. However, there are limited other taxes that could continue to apply such as foreign withholding taxes, other foreign taxes on distributions and certain state taxes. For 2021, the Company decided (i) not to reinvest the current year earnings of its primary operations in China and Chile to the extent those earnings are available for distribution and (ii) not to reinvest certain earnings of its primary operations in South Korea, Singapore, Taiwan, Japan, Hong Kong and India to the extent cash is available for distribution. Additionally, certain prior year earnings that will be repatriated through the Company’s German subsidiary in 2022 are not indefinitely reinvested. The Company also intends to distribute certain amounts of reclassified capital from its primary operations in China. Finally, distributions are expected from certain of the Company’s other foreign subsidiaries in 2022 from prior year earnings, which are not expected to have any tax impact. Otherwise, the Company intends to continue to indefinitely reinvest the earnings of our non-U.S. subsidiaries, with certain minor exceptions.
As of December 31, 2021, we have recorded a provision of $10.1 for foreign withholding taxes, other foreign taxes and state taxes on the earnings we expect to repatriate.
Unrecognized Tax Benefits
As of December 31, 2021, we had gross unrecognized tax benefits of $16.5 (net unrecognized tax benefits of $16.0), of which $11.3, if recognized, would impact our effective tax rate from continuing operations. Similarly, as of December 31, 2020, we had gross unrecognized tax benefits of $16.1 (net unrecognized tax benefits of $15.2).
We classify interest and penalties related to unrecognized tax benefits as a component of our income tax provision. As of December 31, 2021, gross accrued interest totaled $1.4 (net accrued interest of $1.3), while the related amount as of December 31, 2020 was $0.8 (net accrued interest of $0.8). Our income tax provision for the years ended December 31, 2021, 2020 and 2019 included gross interest expense of $0.6, $0.4 and $0.2, respectively. There were no significant penalties recorded during any year presented.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The aggregate changes in the balance of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefit - beginning of year	$16.1	$18.7	$5.3
Gross increases - tax positions in prior period	1.6	—	15.9
Gross decreases - tax positions in prior period	(0.3)	(2.7)	(0.8)
Lapse of statute of limitations	(0.5)	(0.5)	(1.7)
Change due to foreign currency exchange rates	(0.4)	0.6	—
Unrecognized tax benefit - end of year	$16.5	$16.1	$18.7
Other Tax Matters
During 2021, we recorded an income tax provision of $53.5 on $119.9 of income before income taxes, resulting in an effective tax rate of 44.6%. The effective tax rate for 2021 was impacted by income tax charges of (i) $9.5 resulting from withholding and other taxes on amounts which the Company intends to distribute from certain of its subsidiaries in the Asia Pacific region, (ii) $4.5 resulting from the disallowance of tax year 2020 interest deductions pursuant to the German Act Implementing the EU Anti-Tax Avoidance Directive, enacted June 30, 2021, (iii) $2.3 resulting from certain federal tax return adjustments, (iv) $1.7 resulting from examinations by taxing authorities of certain of the Company's subsidiaries, and (v) $1.0 related to transfer pricing adjustments.
During 2020, our effective tax rate of 12.5% was impacted by income tax benefits of (i) $7.2 resulting from adjustments to the deemed repatriation tax and certain additional foreign tax credits from the re-characterization of a prior outbound transfer of an affiliate to non-U.S. entities, (ii) $3.0 related to an intercompany transfer of a business between certain of the Company’s non-U.S. subsidiaries, (iii) $1.9 related to a reduction in valuation allowance in a jurisdiction where the full benefit of the incentive carryforward is now expected to be realized, and (iv) $1.2 resulting from tax return adjustments for certain of the Company’s subsidiaries, which were partially offset by income tax charges of $1.6 related to an increase in valuation allowance related to certain jurisdictions where the benefit of losses are no longer expected to be realized.
During 2019, our effective tax rate of 33.8% was impacted by income tax charges of (i) $6.9 resulting from the addition of a valuation allowance for certain subsidiaries for which the benefit of previously incurred losses or credits is not expected to be realized, (ii) $3.1 resulting from losses occurring in certain jurisdictions where the tax benefit of those losses is not expected to be realized and (iii) $6.0 resulting from the outbound transfer of an affiliate to non-U.S. entities, partially offset by income tax benefits of (i) $1.8 resulting from an outside basis difference from continuing operations that will be realized through the disposition of held-for-sale assets and (ii) $3.9 resulting from the net impact of the cancellation of certain intercompany indebtedness.
We review our income tax positions on a continuous basis and record unrecognized tax benefits for potential uncertain positions when we determine that an uncertain position meets the criteria of the Income Taxes Topic of the Codification. As events change and resolutions occur, adjustments are made to amounts previously provided, such as in the case of audit settlements with taxing authorities.
In connection with the separation of SPX Flow, Inc. from SPX Corporation in September 2015 (the "Spin-Off"), we and SPX Corporation (the "Former Parent") entered into a Tax Matters Agreement which, among other matters, addresses the allocation of certain tax adjustments that might arise upon examination of the 2013, 2014 and the pre-Spin-Off portion of the 2015 federal income tax returns of the Former Parent. The audit of federal income tax returns for 2013, 2014 and the pre-Spin Off portion of 2015 has now been concluded with an immaterial adjustment to the amounts previously reserved.
We have various non-U.S. income tax returns under examination. The most significant of these is the examination in Germany for the 2010 through 2018 tax years. We expect this examination will conclude in 2022. We believe that any uncertain tax positions related to these examinations have been appropriately reflected as unrecognized tax benefits.

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
(13)    INDEBTEDNESS
Debt at December 31, 2021 and 2020 was comprised of the following:

	December 31,
	2021	2020
Term loans, due in August 2026	$395.0	$—
Former term loan(1)	—	100.0
5.875% senior notes (2)	—	300.0
Other indebtedness (3)	14.0	13.0
Less: deferred financing fees (4)	(1.1)	(3.1)
Total debt	407.9	409.9
Less: short-term debt	13.8	12.5
Less: current maturities of long-term debt	20.0	0.1
Total long-term debt	$374.1	$397.3
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
(3)Primarily includes balances under a purchase card program of $13.8 and $12.5 and finance lease obligations of $0.2 and $0.5 as of December 31, 2021 and 2020, respectively. The purchase card program allows for payment beyond the normal payment terms for goods and services acquired under the program. As this arrangement extends the payment of these purchases beyond their normal payment terms through third-party lending institutions, we have classified these amounts as short-term debt.
(4)As of December 31, 2021, deferred financing fees were comprised of fees related to the term loans due in August 2026. As of December 31, 2020, deferred financing fees were comprised of fees related to the 2026 Notes and the former term loan.
Debt payable during each of the five years subsequent to December 31, 2021 is $33.8, $20.1, $20.1, $20.0 and $315.0, respectively.
Amendment and Restatement of Senior Credit Facilities
On August 3, 2021, and as amended on August 16, 2021 (the “Effective Date”), the Company amended and restated its senior credit facilities (which were previously amended and restated on June 27, 2019) with a syndicate of lenders, which provides for committed senior secured financing in an aggregate amount of $1,005.6, consisting of the following:

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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
•a bilateral foreign credit instrument facility, available for performance letters of credit and guarantees in Euros, Sterling, and other currencies, in an aggregate principal amount up to the equivalent of $105.6, with a final maturity of August 3, 2026; and

•term loan facilities in an aggregate principal amount of $400.0, with a final maturity of August 3, 2026.
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
The Company is the borrower under all of the senior credit facilities, and the Company may designate certain of its foreign subsidiaries to be co-borrowers under the global revolving credit facility and the bilateral foreign credit instrument ("FCI") facility.
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
The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either (x) an alternate base rate (the highest of (a) the effective federal funds rate plus 0.5% (b) the "prime rate" of Bank of America, N.A., and (c) the one-month LIBOR rate plus 1.0%), (y) a reserve-adjusted LIBOR rate for dollars ("Eurodollar"), or (z) certain alternative currency floating rates, plus, in each case, an applicable margin percentage, which varies based on our Consolidated Leverage Ratio (as defined in the amended and restated credit agreement generally as the ratio of consolidated total debt (excluding the face amount of undrawn letters of credit, bank undertakings or analogous instruments and net of cash and cash equivalents) at the date of determination to consolidated adjusted EBITDA for the four fiscal quarters ended most recently before such date). We may elect interest periods of one, three or six months (and, if consented to by all relevant lenders, twelve months or less) for Eurodollar rate borrowings and certain alternative currency rate borrowings. The per annum fees charged and the interest rate margins applicable to the loans are as follows:

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
Indebtedness under our senior credit facilities is guaranteed by:
•each existing and subsequently acquired or organized domestic material subsidiary of the Company (with specified exceptions); and
•solely with respect to the obligations of our foreign borrower subsidiaries under the global revolving credit facility and the bilateral foreign credit instrument facility, the Company.
Indebtedness under our senior credit facilities is secured by (i) a first-priority pledge and security interest in 100% of the capital stock of our domestic subsidiaries (with certain exceptions) held by the Company or its domestic subsidiary guarantors and 65% of the capital stock of our material first-tier foreign subsidiaries (with certain exceptions), (ii) first-priority security interests, and other liens on substantially all of the personal property of the Company and its domestic subsidiary guarantors (with certain exceptions), and (iii) a lien on our corporate headquarters. If the Company’s corporate credit rating is “Baa3” or better by Moody’s or “BBB-” or better by S&P and no defaults exist or would result therefrom, then all collateral security will be released and the indebtedness under our senior credit facilities will be unsecured.
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
Redemption of 2026 Notes and 2024 Notes
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
On August 15, 2020, with a cash payment, we redeemed our 5.625% Senior Notes due in 2024 (the "2024 Notes") in full pursuant to the redemption provisions of the indenture governing the 2024 Notes for a total redemption price of $308.4, plus accrued and unpaid interest. As a result of the redemption, we recorded a charge of $11.0 to "Loss on early extinguishment of debt" during the year ended December 31, 2020, which related to premiums paid to redeem the 2024 Notes of $8.4, the write-off of unamortized deferred financing fees of $2.5, and other costs associated with the extinguishment of the 2024 Notes of $0.1.
Other Indebtedness Matters
The weighted average interest rate of outstanding borrowings under our term loans, due August 2026, was approximately 1.5% at December 31, 2021. The interest rate of outstanding borrowings under our former term loan was approximately 1.5% at December 31, 2020.
At December 31, 2021, we had $495.6 of borrowing capacity under our revolving credit facilities after giving effect to $4.4 reserved for outstanding letters of credit. In addition, at December 31, 2021, we had $47.2 of available issuance capacity under our foreign credit instrument facilities after giving effect to $55.3 reserved for outstanding bank guarantees and $3.1 of outstanding bank guarantees that are in the process of being re-issued under the amended and restated foreign credit instrument facilities but which do not represent additional available capacity.
At December 31, 2021, in addition to the revolving lines of credit described above, we had approximately $7.5 of letters of credit outstanding under separate arrangements in China and India.
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
At December 31, 2021, we were in compliance with all covenants of our senior credit facilities.
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
We had FX forward contracts with an aggregate notional amount of $39.2 and $40.7 outstanding as of December 31, 2021 and 2020, respectively, with all such contracts scheduled to mature within one year. We also had FX embedded derivatives with an aggregate notional amount of $0.0 and $5.5 at December 31, 2021 and 2020, respectively. There were no unrealized gains or losses recorded in AOCL related to FX forward contracts as of December 31, 2021 and 2020. The net losses recorded in “Other income (expense), net” related to FX losses totaled $0.6, $3.4 and $3.1 for the years ended December 31, 2021, 2020 and 2019, respectively.
We enter into arrangements designed to provide the right of setoff in the event of counterparty default or insolvency, and have elected to offset the fair values of our FX forward contracts in our consolidated balance sheets. The gross fair values of our FX forward contracts and FX embedded derivatives, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities) at December 31, 2021 and 2020, respectively.
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

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
(15)    EQUITY AND STOCK-BASED COMPENSATION
Income (Loss) Per Share
The following table sets forth the number of weighted-average shares outstanding used in the computation of basic and diluted income (loss) per share:

	Year ended December 31,
	2021	2020	2019
Weighted-average shares outstanding, basic	41.932	42.307	42.465
Dilutive effect of share-based awards	0.027	0.247	0.221
Weighted-average shares outstanding, dilutive(1)	41.959	42.554	42.686
(1)For the years ended December 31, 2021, 2020 and 2019, 0.000, 0.074 and 0.119, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required market thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2021, 2020 and 2019, 0.050, 0.195 and 0.138, respectively, of unvested restricted stock shares/units were not included in the computation of diluted income per share because required internal performance thresholds for vesting (as discussed below) were not met. For the years ended December 31, 2020 and 2019, 0.334 and 0.342, respectively, of stock options were not included in the computation of diluted income per share because their exercise price was greater than the average market price of common shares. No stock options outstanding were excluded from the computation of diluted income per share for the year ended December 31, 2021.
Stock-Based Compensation - Key Terms of Awards
SPX FLOW stock-based compensation awards may be granted to certain eligible employees or non-employee directors under the SPX FLOW Stock Compensation Plan (the “Stock Plan”). Under the Stock Plan, up to 1.772 unissued shares of our common stock were available for future grant as of December 31, 2021. The Stock Plan permits the issuance of authorized but unissued shares or shares from treasury upon the vesting of restricted stock units, granting of restricted stock shares or exercise of stock options. Each restricted stock share, restricted stock unit and stock option granted reduces share availability under the Stock Plan by one share.
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
Eligible employees, including officers, were granted target performance awards during 2021 and 2020 in which the employee can earn between 50% and 200% of the target performance award (or between 50% and 400% for the 2021 operating income margin performance awards described below) in the event, and to the extent, the award meets the required performance vesting criteria. Comparable target performance awards were granted to eligible employees, including officers, in fiscal years 2017 through 2019, in which the employee can earn between 50% and 150% of the target performance award. All such awards are generally subject to the employees’ continued employment during the three-year vesting periods, and may be completely forfeited if the threshold performance criteria are not met. Vesting for the 2017 through 2021 target performance awards is based on SPX FLOW total shareholder return versus the performance of a composite group of companies, as established under the awards (the “Composite Group”), over the three-year periods from January 1 of the respective year in which each award was granted, and ending on December 31 of the respective three-year term of each award. In the event of vesting, the 2020 and 2021 target performance awards based on shareholder return performance generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2023 and 2024, respectively, other than for tax withholding.
In addition, certain eligible employees, including officers, were granted 2021 target performance awards that vest subject to attainment of a stated operating income margin threshold (as defined under the awards) measured at the conclusion of the measurement period ending December 31, 2023 (including eligible employees’ continued employment during the measurement period). Eligible employees, including officers, were granted target performance awards in fiscal years 2017 through 2020 that vest subject to attainment of stated improvements in a three-year average annual return on invested capital (as defined under the awards) measured at the conclusion of the measurement period ending on December 31 of each respective award's three-year term (including eligible employees’ continued employment during the measurement period).

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
The target performance awards described in the preceding paragraphs were issued as restricted stock units to eligible non-officer employees in fiscal years 2017 through 2021 and to eligible officers in fiscal years 2019 through 2021, and as restricted stock shares to eligible officers in fiscal years 2017 and 2018.
Eligible employees, including officers, also were granted awards in fiscal years 2018 through 2021 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. These awards were issued as restricted stock units to eligible non-officer employees (2018 through 2021) and officers (2019 through 2021) and as restricted stock shares to eligible officers (2018). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
Eligible non-officer employees also were granted restricted stock unit awards in 2017 that vest ratably over three years, subject to the passage of time and the employees’ continued employment during such periods. Eligible officers were granted restricted stock share awards in 2017 that vest subject to an internal performance metric during the first year of the award and that also contain a three-year holding period from the grant of the award whereby the holding period is generally released ratably over the three years (subject to a participant's continued employment during that period). In some instances, such as death, disability, or retirement, awards may vest concurrently with or following an employee's termination.
In accordance with terms of the Sale Agreement entered into with the Buyer (related to the sale of our former Power and Energy reportable segment), all awards granted to SPX FLOW employees who became employees of the Buyer upon closing of the Transaction on March 30, 2020, and that vest subject to the passage of time and the employees’ continued employment that would have otherwise vested within the twelve-month period following the closing date of the Transaction, vested as of March 30, 2020. Target performance awards granted in 2017 that vest subject to (i) SPX FLOW shareholder return versus the Composite Group or (ii) attainment of stated improvements in the three-year average annual return on invested capital, vested according to the terms of the underlying award agreements (including continued employment during the measurement period). All other outstanding share-based awards to SPX FLOW employees who became employees of the Buyer that did not vest under these conditions, were forfeited as of March 30, 2020.
Non-employee directors received restricted stock share awards in fiscal years 2017 through 2021 that vest or vested at the close of business on the day before the date of the Company's next regular annual meeting of shareholders held after the date of the grant, subject to the passage of time and the directors' continued service during such periods.
Restricted stock share and unit awards granted to eligible employees, including officers, in fiscal years 2017 through 2021 include early retirement provisions which permit recipients to be eligible for vesting generally upon reaching the age of 60 and completing ten years of service (and, if applicable, subject to the attainment of performance measures).
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
Effect of Merger Agreement on Stock-Based Compensation Awards - Vesting
At the effective time of the Merger, each outstanding performance-based restricted stock unit immediately prior to the effective time of the Merger, to the extent unvested, will vest in accordance with the following: (i) if the applicable performance period has not been completed, will vest at the target level of performance (or, with respect to the awards that vest on the basis of the Company’s operating income margin, at 325% of the target level of performance and with respect to the awards that vest on the basis of the Company’s total shareholder return and were issued in 2020 or 2021, at 200% of the target level of performance) and (ii) if the applicable performance period has been completed, will vest at the actual level of performance, as determined in accordance with the terms of each outstanding award agreement, and all vested awards will be cancelled and converted into a right to receive an amount in cash, without interest and subject to applicable withholding, equal to (i) the total number of shares of Company Common Stock subject to such vested award, multiplied by (ii) $86.50 per share.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
At the effective time of the Merger, each outstanding time-based restricted stock unit, vested or unvested, will be fully vested, cancelled and converted into a right to receive an amount in cash, without interest and subject to applicable withholding, equal to (i) the total number of shares of Company Common Stock subject to such restricted stock unit, multiplied by (ii) $86.50 per share.
There has been no change in our recognition of the related stock compensation cost of the above awards during 2021 as vesting for the awards accelerates upon the future execution of the Merger.
See below for additional consideration of stock compensation cost recognized in 2021 related to modifications that accelerated vesting during December 2021 for certain awards of officers and certain employees.
Stock-Based Compensation Expense
The recognition of compensation expense for share-based awards is based on their grant-date fair values. The fair value of each award is amortized over the award's requisite service period, which is generally up to three years as noted above. For the years ended December 31, 2021, 2020 and 2019, we recognized compensation expense related to share-based programs in “Selling, general and administrative” expense in the accompanying consolidated statements of operations as follows:

	Year ended December 31,
	2021	2020	2019
Stock-based compensation expense - continuing and discontinued operations(1)	$14.2	$10.3	$13.7
Less: stock-based compensation expense recognized in discontinued operations	—	0.8	1.2
Stock-based compensation expense recognized in continuing operations	14.2	9.5	12.5
Income tax benefit	(2.9)	(2.2)	(2.9)
Stock-based compensation expense, net of income tax benefit	$11.3	$7.3	$9.6
(1)In connection with the execution of the Merger Agreement and in order to mitigate potential excise tax obligations of the Company (as is provided for under the Merger Agreement in such a scenario), the vesting of certain restricted stock unit awards (or portions thereof) of certain officers and employees, which were considered probable of vesting in their ordinary course during the first quarter of 2022, were accelerated into December 2021. In each instance, as the requisite service period was accelerated, it was determined that a modification of such awards had occurred. Accordingly, we accounted for the modification as a probable-to-probable modification and recognized $0.8 of stock compensation cost in the fourth quarter and year ended December 31, 2021, related to (a) the incremental fair value of such awards, determined as the difference in fair value of such awards immediately prior and subsequent to the approval of such accelerated vesting, and (b) the unrecognized stock compensation related to such awards which, in the absence of such accelerated vesting, were probable of vesting during the first quarter of 2022.
Restricted Stock Share and Restricted Stock Unit Awards - Valuation Assumptions and Activity
The Monte Carlo simulation model valuation technique was used to determine the fair value of restricted stock shares and restricted stock units that contain a “market condition.” The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award and calculates the fair value of each restricted stock share and restricted stock unit award. The valuation of such 2021 and 2020 awards also reflects an illiquidity discount of 14.6%, determined utilizing the Chafee model valuation technique, and related to the one-year period that recipients are restricted from selling, transferring, pledging or assigning the underlying shares, in the event of vesting and as discussed above. The following assumptions were used in determining the fair value of the awards granted on the dates indicated below:

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
Annual expected stock price volatility was based on the weighted average of SPX FLOW’s historical volatility as of the grant date. An expected annual dividend yield was not assumed as dividends were not being declared on common shares by SPX FLOW as of the grant dates noted above. The average risk-free interest rate was based on an interpolation of the two-year and three-year daily treasury yield curve rate as of the grant dates.
The following table summarizes the unvested restricted stock share and restricted stock unit activity from December 31, 2018 through December 31, 2021:

	Unvested Restricted Stock Shares and Restricted Stock Units	Weighted-Average Grant-Date Fair Value Per Share
Outstanding at December 31, 2018	1.176	$36.40
Granted	0.546	34.51
Vested	(0.462)	32.95
Forfeited and other	(0.261)	31.51
Outstanding at December 31, 2019	0.999	38.24
Granted	0.492	35.06
Vested	(0.450)	37.17
Forfeited and other	(0.110)	38.57
Outstanding at December 31, 2020	0.931	37.16
Granted	0.329	67.24
Vested	(0.461)	39.32
Forfeited and other	(0.197)	42.28
Outstanding at December 31, 2021	0.602	50.26
As of December 31, 2021, there was $19.4 of unrecognized compensation cost related to restricted stock share and restricted stock unit compensation arrangements. We expect this cost to be recognized over a weighted-average period of 1.8 years.
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
In connection with the Spin-Off, certain corporate employees of the Former Parent became employees of the Company, and the Former Parent stock options that had been granted to such corporate employees of the Former Parent on January 2, 2015 were converted to SPX FLOW stock options. The number of outstanding SPX FLOW stock options was 0.016 and 0.301 as of December 31, 2021 and 2020, respectively, after reflecting 0.285 of stock options exercised during 2021. All of the SPX FLOW stock options outstanding as of December 31, 2021 were exercisable. As a result of the conversion of the stock options in connection with the Spin-Off, the weighted-average exercise price per share of the SPX FLOW stock options is $61.29 and the weighted-average grant-date fair value per share of the SPX FLOW stock options is $19.33. The term of these options expires on January 2, 2025 (subject to earlier expiration upon a recipient’s termination of service as provided under the awards). Other terms of the SPX FLOW stock options are the same as those discussed above.
The Merger Agreement provides that, at the effective time of the Merger, each option for a share of Company Common Stock, whether vested or unvested, will be cancelled and converted into and will become a right to receive an amount in cash, without interest and subject to applicable withholding, equal to (i) the excess, if any, of $86.50 per share over the exercise price per share attributable to such option multiplied by (ii) the total number of shares of Company Common Stock issuable upon exercise in full of such option.
As of December 31, 2021, there was no unrecognized compensation cost related to stock options.
Accumulated Other Comprehensive Loss
Substantially all of AOCL as of December 31, 2021 and 2020 was foreign currency translation adjustment ("CTA"). See the consolidated statements of comprehensive income (loss) for changes in AOCL for the years ended December 31, 2021, 2020 and 2019, and including, during the year ended December 31, 2020, the reclassification out of AOCL of (i) $180.0 of CTA related to the Disposal Group (see Note 4 for further discussion of this reclassification) and (ii) $1.5 of CTA related to the sale of a business based in our Asia Pacific region during the fourth quarter of 2020 (see Note 4 for further discussion of this business disposal).
Common Stock in Treasury
During the years ended December 31, 2021 and 2020, “Common stock in treasury” was increased by $12.3 and $7.0, respectively, for common stock that was surrendered by recipients of restricted stock as a means of funding the related minimum income tax withholding requirements.
During the years ended December 31, 2021 and 2020, we repurchased 0.620 and 0.507 shares, respectively, of our common stock for cash consideration of $40.2 and $19.9, respectively, in accordance with a share repurchase program authorized by our Board of Directors for the purchase of up to $150.0 shares of our common stock, which has now expired.
Dividends
We paid quarterly dividends of $3.8 ($0.09 per share) each in April, July, and October 2021, or $11.4 ($0.27 per share) in aggregate during the year ended December 31, 2021. As a condition to the Merger Agreement executed in December 2021, we agreed to suspend payment of our quarterly dividend. Refer to Note 1 for further information related to the Merger Agreement.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Noncontrolling Interests
During the second quarter of 2021, the Company executed an agreement with noncontrolling interest shareholders in a joint venture wherein the Company acquired all outstanding noncontrolling shares for $0.6 in cash. The noncontrolling interest was reduced by the consideration paid for these shares during the year ended December 31, 2021. See Note 16 for further discussion regarding noncontrolling interests.
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
Mezzanine Equity
Independent noncontrolling shareholders in certain foreign subsidiaries of the Company had or have put options under their respective joint venture operating agreements that allowed or allow them to sell their common stock to the controlling shareholders (wholly-owned subsidiaries of SPX FLOW) upon the satisfaction of certain conditions, including the passage of time. The respective carrying values presented in “Mezzanine equity” of our consolidated balance sheets as of December 31, 2021 and 2020 are stated at the current exercise value of the put options, irrespective of whether the options are currently exercisable. To the extent the noncontrolling interests' put option price is correlated with the estimated fair value of the subsidiary, we have used the market method to estimate such fair values. This represents a Level 3 fair value measurement as described in Note 17.
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
We have $2.1 of current exercise value of put options outstanding as of December 31, 2021, related to a different foreign subsidiary than that discussed above. In December 2021, the noncontrolling interest shareholder of this joint venture notified the Company of its intent to exercise these put options. The carrying value of such put options is recorded based on our best estimate of the ultimate redemption value of those put options, which we expect to settle in cash during the first quarter of 2022.
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
The following sections describe the valuation methodologies we use to measure different financial instruments at fair value on a recurring basis.
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
As of December 31, 2021 and 2020, the gross fair values of our derivative financial assets and liabilities, in aggregate, were $0.0 and $0.2 (gross assets) and $0.0 and $0.0 (gross liabilities), respectively. As of December 31, 2021, there had been no significant impact to the fair value of our derivative liabilities due to our own credit risk as the related instruments are collateralized under our senior credit facilities. Similarly, there had been no significant impact to the fair value of our derivative assets based on our evaluation of our counterparties’ credit risks.
Equity Security Investment
We hold an investment in an equity security which is reflected at its net asset value in “Other assets” in our consolidated balance sheets as of December 31, 2021 and 2020 and the change in our investment, based on the equity security’s most recently determined net asset value, is reflected in “Other income (expense), net” in our consolidated statements of operations during the years ended December 31, 2021, 2020 and 2019. The net asset value of our investment, utilizing a practical expedient under relevant accounting guidance, is based on our ownership percentage of approximately 19.7% and 18.9% at December 31, 2021 and 2020, respectively, applied to the equity security’s most recently determined net asset value. We are restricted from transferring this investment without approval of the manager of the investee.
The COVID-19 pandemic has recently had an adverse impact on global economic conditions. A prolonged adverse impact of the COVID-19 pandemic could result in a decline in the equity security’s estimated fair value and, thus, a resulting charge to earnings in a future period.
The table below presents the changes in our investment in the equity security, measured at net asset value using a practical expedient to fair value guidance, for the years ended December 31, 2021, 2020 and 2019, respectively, including the increase in net asset value recorded to “Other income (expense), net.”

	Year ended December 31,
	2021	2020	2019
Balance at beginning of the year	$26.9	$21.8	$16.6
Increase in net asset value recorded to earnings	11.9	8.6	7.8
Proceeds received from partial distribution of investee	—	(3.5)	(2.6)
Balance at end of the year	$38.8	$26.9	$21.8

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Mezzanine Equity
To the extent the noncontrolling interest's put option price is correlated with the estimated fair value of the subsidiary, we use the market method to estimate the fair value of noncontrolling interest put options reported in “Mezzanine equity” using unobservable inputs (Level 3) on a recurring basis. Changes to the noncontrolling interest put option value are reflected as adjustments to “Mezzanine equity” and “Accumulated deficit.” Refer to Note 16 for further discussion.
Goodwill, Indefinite-Lived Intangible and Other Long-Lived Assets
Certain of our non-financial assets are subject to impairment analyses, including long-lived assets, indefinite-lived intangible assets and goodwill. We review the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or at least annually for indefinite-lived intangible assets and goodwill. Any resulting impairment would require that the asset be recorded at its fair value.
At December 31, 2021, no significant non-financial assets or liabilities of the Company were required to be measured at fair value on a recurring or non-recurring basis. Refer to Note 10 for further discussion pertaining to our annual evaluation of goodwill and other intangible assets for impairment.
During the year ended December 31, 2020, the Company recorded a pre-tax loss totaling $12.1 to reduce the carrying value of the net assets of its Disposal Group, including relevant foreign currency translation adjustment balances, to the proceeds received upon the closing of the Transaction with the Buyer.
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
Acquisitions
For the POSI-LOCK acquisition, closed during the year ended December 31, 2020, the purchase price of $10.0 has been allocated to the assets acquired and liabilities assumed based on expert valuations and management’s estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
For the UTG Mixing Group acquisition, closed during the first quarter of 2021, the purchase price of $38.0, net of cash acquired of $2.9, has been allocated to the assets acquired and liabilities assumed based on expert valuations and management's estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying consolidated balance sheet as of December 31, 2021.
For the Philadelphia Mixing acquisition, closed during the second quarter of 2021, the purchase price of $64.3, net of cash acquired of $1.6, has been allocated to the assets acquired and liabilities assumed based on management’s preliminary estimates of their fair values as of the acquisition date. The excess of the purchase price over the aggregate fair values was recorded as "Goodwill" in the accompanying consolidated balance sheet as of December 31, 2021. The estimates of fair values recognized as of December 31, 2021 are preliminary management estimates and are subject to change when such estimates are finalized.

SPX FLOW, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(in millions, except per share data)
Indebtedness and Other
The estimated fair values of other financial liabilities (excluding finance leases and deferred financing fees) not measured at fair value on a recurring basis as of December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loans	$395.0	$395.0	$—	$—
Former term loan	—	—	100.0	100.0
5.875% Senior notes(1)	—		300.0	313.5
Other indebtedness	13.8	13.8	12.5	12.5
(1)Carrying amount reflected herein excludes related deferred financing fees. Refer to Note 13 for further information regarding the redemption of the 2026 Notes during the year ended December 31, 2021.
The following methods and assumptions were used in estimating the fair value of these financial instruments:
•The fair values of amounts outstanding under our term loans and former term loan approximated carrying values due primarily to the variable-rate nature and credit spread of these instruments, when compared to other similar instruments.
•The fair value of the former senior notes was determined using Level 2 inputs within the fair value hierarchy and was based on quoted market prices for the same or similar instruments or on current rates offered to us for debt with similar maturities, subordination and credit default expectations.
•The fair values of other indebtedness approximated carrying value due primarily to the short-term nature of this instrument.
The carrying amounts of cash and equivalents, receivables and contract assets reported in our consolidated balance sheets approximate fair value due to the short-term nature of those instruments.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act), as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021, that the Company's disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act has been recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and that such information has been accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Management excluded from its assessment of internal control over financial reporting as of December 31, 2021, the internal control over financial reporting at Philadelphia Mixing Solutions, Ltd. ("Philadelphia Mixing") which was acquired on May 12, 2021. The Company is in the process of evaluating the existing controls and procedures of the acquired business and integrating the acquired business into its system of internal control over financial reporting. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of internal control over financial reporting for the acquired business. This exclusion is consistent with guidance issued by the U.S. Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope of management's report on internal control over financial reporting in the year of acquisition. The total assets and revenues of this acquired entity represented approximately 3% and 2% of our consolidated total assets and revenues as of and for the year ended December 31, 2021, respectively. See a discussion of this acquisition in Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Annual Report on Form 10-K.
Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time. Management assessed the effectiveness of our internal control over financial reporting and concluded that, as of December 31, 2021, such internal control was effective at the reasonable assurance level described above. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013). The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K.

Changes in Internal Control Over Financial Reporting
In connection with the evaluation by SPX FLOW management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended December 31, 2021 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)     Directors of the Company.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Proposal 1 - Election of Directors” and is incorporated herein by reference.
b)     Executive Officers of the Company.
Marcus G. Michael, 58, is President and Chief Executive Officer, and a director of the Company, since January 2016. He was previously President of our Nutrition and Health segment. Prior to the Spin-Off, he was President, Flow Technology - Food and Beverage of SPX Corporation, and was appointed an officer of SPX Corporation in December 2014. He joined SPX Corporation in 2003 and prior to his most recent position held various senior positions within the company, including President of the company’s global evaporative and dry cooling businesses and President of Flow Technology’s EMEA region. Prior to joining SPX Corporation, Mr. Michael held positions at General Electric and TDK Corporation.
Jaime M. Easley, 44, was appointed Vice President and Chief Financial Officer in December 2018. He was previously Corporate Controller and Chief Accounting Officer of the Company since the Spin-Off. Prior to the Spin-Off, he was Chief Financial Officer of the Industrial Products and Services segment of SPX Corporation from June 2014 through September 2015 and also served as Director of Internal Audit from 2011 through May 2014. Prior to joining SPX Corporation in 2011, Mr. Easley was a Senior Audit Manager and a Director in the Global Capital Markets Group at PricewaterhouseCoopers.
Kevin J. Eamigh, 51, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies organization, the role he previously held at SPX Corporation. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh began his career with IBM prior to co-founding PrimeSource Technologies, a business technology consulting firm.
Tyrone Jeffers, 48, is Vice President, Global Manufacturing and Supply Chain. Prior to joining the Company in April 2018, he served twenty-two years at General Electric in progressive roles in global manufacturing and supply chain, where he last served as Vice President of Infrastructure Management and Supply Chain Integration for General Electric’s Baker Hughes business.
Peter J. Ryan, 42, was appointed Vice President, Chief People Officer and General Counsel in February 2021. Previously, Mr. Ryan served as interim Vice President and Chief Human Resources Officer, beginning in December 2020 and Vice President, Secretary and General Counsel, beginning in June 2019. He was previously Deputy General Counsel of the Company beginning in April 2018. Prior to his role as Deputy General Counsel, Mr. Ryan was Assistant General Counsel of Securities and Corporate Governance from June 2016 through April 2018 and also served as Segment General Counsel of the Nutrition and Health segment from the Spin-off through June 2016. Prior to the Spin-off, Mr. Ryan began his legal career with Kirkland & Ellis, LLP in Chicago before joining SPX Corporation in 2006.
Melissa P. Buscher, 52, was appointed Chief Communications and Marketing Officer in March 2021. She was previously Vice President, Chief Communications Officer of the Company. Prior to joining the Company in February 2020, she served as Chief Communications Officer at LORD Corporation, leading both corporate and marketing communications, as well as its global diversity and inclusion efforts. Prior to joining LORD Corporation in 2017, Ms. Buscher served ten years at Time Warner Cable in a variety of progressive communications leadership roles.
c)     Section 16(a) Beneficial Ownership Reporting Compliance.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Section 16(a) Reports” and is incorporated herein by reference.

d)    Code of Ethics.
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
e)    Other Matters.
Information regarding our Audit Committee and Nominating and Governance Committee is set forth in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Board Committees” and is incorporated herein by reference.
ITEM 11. Executive Compensation
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information” and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Corporate Governance” and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
This information is included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders under the heading “Proposal 3 - Ratification of the Appointment of Independent Public Accountants” and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.All financial statements. See Index to Consolidated Financial Statements on page 43 of this Form 10-K.
2.Financial Statement Schedules. None required. See page 43 of this Form 10-K.
3.Exhibits. See Index to Exhibits.
ITEM 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of February, 2022.

SPX FLOW, Inc.
(Registrant)

By	/s/ Jaime M. Easley
Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of February, 2022:

/s/ Marcus G. Michael	/s/ Jaime M. Easley
Marcus G. Michael	Jaime M. Easley
President, Chief Executive Officer and Director	Vice President, Chief Financial Officer and Chief Accounting Officer

/s/ Robert F. Hull, Jr.	/s/ Majdi B. Abulaban
Robert F. Hull, Jr.	Majdi B. Abulaban
Non-Executive Chairman of the Board of Directors	Director

/s/ Anne K. Altman	/s/ Patrick D. Campbell
Anne K. Altman	Patrick D. Campbell
Director	Director

/s/ Sonya M. Roberts	/s/ Jonathan M. Pratt
Sonya M. Roberts	Jonathan M. Pratt
Director	Director

/s/ David V. Singer	/s/ Suzanne B. Rowland
David V. Singer	Suzanne B. Rowland
Director	Director

INDEX TO EXHIBITS

Item No.	Description
2.1	Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
2.2	Purchase and Sale Agreement dated as of November 24, 2019 between SPX FLOW, Inc. and Boardwalk Parent LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 25, 2019 (file no. 1-37393).
2.3	Agreement and Plan of Merger, dated as of December 12, 2021, by and among SPX FLOW, Inc., LSF11 Redwood Acquisitions, LLC and Redwood Star Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 15, 2021 (file no. 1-37393).
3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
3.2	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018 (file no. 1-37393).
4.1	Description of Capital Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file no. 1-37393).
10.1	Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.2	Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.3	Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.4*	SPX FLOW Stock Compensation Plan (as amended and restated as of May 8, 2019), incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders filed on March 28, 2019 (file no. 1-37393).
10.5*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	SPX FLOW Annual Enterprise Bonus Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
10.9*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019 filed on August 7, 2019 (file no. 1-37393).
10.13*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*	Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.15*	Form of SPX FLOW Confidentiality and Non-Competition Agreement, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.16*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).

Item No.	Description
10.17*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.18*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.19*	Form of Change of Control Agreement between Kevin J. Eamigh, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).
10.20*	Form of Change of Control Agreement between each of Melissa P. Buscher, Jaime M. Easley, Tyrone Jeffers, and Peter J. Ryan and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).
10.21	Second Amended and Restated Credit Agreement, dated as of August 3, 2021, among SPX FLOW, Inc., the foreign subsidiary borrowers from time to time party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders from time to time party thereto, incorporated by reference from the Company's Current Report on Form 8-K filed on August 3, 2021 (file no. 1-37393)
10.22	Incremental Facility Activation Notice, New Lender Supplement and Amendment to Credit Agreement, dated as of August 16, 2021, among SPX FLOW, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as an Issuing Lender and the Swingline Lender, and Deutsche Bank AG Deutschlandgeschäft Branch, as an Issuing Lender, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2021 (file no. 1-37393).
21.1	Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in the Interactive Data Files submitted as Exhibits 101.*)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.