Form 10-K/A
period 2021-12-31
SPX FLOW, Inc.
filed 2022-04-04
CIK 1641991

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Common shares outstanding as of March 31, 2022 were 42,115,741.
Documents incorporated by reference: None

Auditor Name: Deloitte & Touche LLP
Auditor Location: Charlotte, North Carolina
Auditor Firm ID: 34

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2021, of SPX FLOW, Inc. (“SPX FLOW,” the “Company,” “we,” “us,” or “our”) filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2022 (the “Original Form 10-K”). The Original Form 10-K omitted certain disclosures within Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) (the “Part III Disclosure”) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be incorporated by reference from a registrant’s definitive proxy statement to be filed with the SEC not later than 120 days after the Company’s fiscal year-end.
The information included herein as required by the Part III Disclosure is more limited than what is required to be included in the definitive proxy statement. At a special meeting of the Company’s stockholders held on March 3, 2022, the Company’s stockholders approved the adoption of an Agreement and Plan of Merger dated as of December 12, 2021 between the Company and certain affiliates of Lone Star Funds (“Lone Star”). See “Agreement and Plan of Merger,” below, for additional information. As a result, the Company does not currently anticipate that a definitive proxy statement for an annual meeting of stockholders will be filed within 120 days after the end of the fiscal year and is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to include the disclosures omitted from the Original Form 10-K in reliance upon General Instruction G(3).
Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, SPX FLOW is not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Accordingly, this Amendment is being filed solely to:
•amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items;
•revise the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and
•file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and to restate Item 15 to reflect the filing of these certifications.
Except for the information described above, this Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events.

Agreement and Plan of Merger
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
The foregoing summary is qualified by reference to the terms of the Merger Agreement, which is filed as Exhibit 2.3 hereto by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on December 15, 2021.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
a)     Directors of the Company.
Majdi Abulaban, 58, was appointed as President and Chief Executive Officer of Superior Industries International, Inc. in May 2019 and serves on their board of directors. Superior is one of the world’s leading suppliers of highly engineered aluminum wheels to the automotive industry and Mr. Abulaban is focused on driving value for stockholders through operational excellence, talent and culture, developing strong customer relationships and innovative products. Prior to joining Superior, beginning in 2017, Mr. Abulaban was Senior Vice President of Global Signal & Power Solutions at Aptiv PLC, a technology company that develops safer, greener and more connected solutions for a diverse array of global customers. Formerly known as Delphi Automotive, Aptiv emerged from the completion of Delphi Automotive PLC's spin-off of its Powertrain segment. Mr. Abulaban was previously the President, Asia-Pacific for Delphi, and held various business unit leadership positions with Delphi in China, Singapore and the United States. In June 2021, Mr. Abulaban was elected as a member of the University of Pittsburgh’s Board of Trustees. He joined the Company’s Board of Directors (the “Board”) in March 2018 and currently serves on the Audit, Compensation and Human Capital Management and Nominating, Governance and Sustainability Committees.
Mr. Abulaban brings significant operational, commercial and transactional experience to SPX FLOW’s Board of Directors (the “Board”). He has deep experience conducting global operations, with an emphasis on China and Asia-Pacific, and has led business transformation across multiple products and geographies to create substantial customer and shareholder value.
Anne K. Altman, 63, has served the technology industry for over three decades. Ms. Altman served as General Manager, US Federal and Government Industries at IBM Corporation from 2013 until 2016, General Manager IBM Global Public Sector from 2010 to 2013 and General Manager of the IBM Mainframe Platform Technology Business from 2008 to 2010. Ms. Altman serves as the Chairman of the board of directors of Siemens Government Technologies, Inc., a company that integrates products, technologies and services for federal government programs. Ms. Altman is also on the board of directors of Techflow, Inc., MAXIMUS, Inc., where she serves as Vice Chair, and Gunnison Consulting, Inc. (a private-equity-backed government contractor), positions she has held since July 2016, January 2017 and August 2019, respectively. She serves on the boards of the Northern Virginia Technology Council, the National Symphony Orchestra and the George Mason University School of Business. Ms. Altman has served on the Board since its spin-off from SPX Corporation and serves as the Chair of the Nominating, Governance and Sustainability Committee and as a member of the Audit and Compensation and Human Capital Management Committees. Prior to that, she served on the board of directors of SPX Corporation, beginning in March 2015.
Ms. Altman brings extensive global business experience with specific background in government and information technology, including cybersecurity. Ms. Altman also contributes expertise in building relationships with government and regulatory agencies and offers valuable marketing, organizational management, and operational experience.
Patrick D. Campbell, 69, is the former Senior Vice President and Chief Financial Officer of 3M Company, a position he held from 2002 until his retirement in 2011. Prior to his tenure with 3M, Mr. Campbell was Vice President of International and Europe for General Motors Corporation, where he served in various finance functions during his 25 years with the company. Mr. Campbell is the Chairman of the board of directors of Newell Brands, a position he has held since March 2018, and the Chairman of the board of directors of Herc Holdings, an equipment rental company, a position he has held since December 2020. Mr. Campbell is also a Director of Stanley Black & Decker, a manufacturing company. Mr. Campbell has served on the Board since its spin-off from SPX Corporation and serves as the Chairman of the Audit Committee and as a member of the Compensation and Human Capital Management and the Nominating, Governance and Sustainability Committees. Prior to that, he served on the board of directors of SPX Corporation beginning in March 2014.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Mr. Campbell is an expert with a diverse knowledge base in finance, mergers and acquisitions, industrial operations, and information technology, gained through his broad range of experience at General Motors and 3M Company.
Robert F. Hull, Jr., 57, is the Chairman of the Board of SPX FLOW, Inc. and the former Chief Financial Officer of Lowe's Companies, Inc. Mr. Hull joined Lowe’s in 1999 as Vice President of Financial Planning and Analysis and later served as Chief Financial Officer from 2003 until his retirement in 2017. Mr. Hull has served on the Board since its spin-off from SPX Corporation in 2015 and as Chairman since May 2017. Prior to that, he served on the board of directors of SPX Corporation, beginning in August 2014. He serves on the board of directors for the Mattress Firm where he is also the Chair of the Audit Committee. Mr. Hull is the Interim Co-CEO of Tailored Brands, a retail holding company for various men’s apparel stores. He serves on their board of directors, and is the Chair of the Audit Committee. He served on the board of directors of Bojangles’ Restaurants, Inc., and was a member of the Board of Trustees of the University of North Carolina at Charlotte from 2005 to 2015. Additionally, Mr. Hull serves as an advisor to HyTops, Inc. and Optin, Inc. Mr. Hull is the Founder and Chief Executive Officer of Integrity Strategic Solutions and an advisor of Digitize.AI Inc. Mr. Hull currently serves as a member of the Audit, the Compensation and Human Capital Management and the Nominating, Governance and Sustainability Committees.
Mr. Hull brings strategy development and execution, business transformation and financial expertise, including deep knowledge of financial statement analysis, capital allocation, tax matters, and investor relations. He offers experience in leadership development, analytics, business and operational metrics, as well as mergers and acquisitions.
Marcus G. Michael, 58, is the President and Chief Executive Officer and a Director of SPX FLOW, Inc., roles he began in January 2016. Prior to that, he served as President of SPX FLOW Food and Beverage and, under his leadership, that business significantly improved its customer relationships, market position and operational execution. His previous experience includes roles as the President of SPX Flow Technology’s EMEA region and President of the global evaporative and dry cooling businesses of SPX Cooling Technologies. Prior to joining SPX Corporation in 2003, Mr. Michael held positions at General Electric and TDK Corporation, a Japanese multinational electronics company.
Mr. Michael has extensive experience with global markets, managing large project businesses and operations across EMEA. Mr. Michael brings a strong operating background to our Board and, as the only member of SPX FLOW management to serve on the Board, also contributes a level of understanding of our company not easily attainable by an outside director
Jonathan M. Pratt, 52, was appointed to the Board in August 2020. He is a Senior Vice President of Waters Corporation where he serves as the President of the TA Instruments business, a role he began in September 2019. Waters Corporation is a leading specialty measurement company focused on improving human health and well-being through the application of high-value analytical technologies and industry leading scientific expertise. Prior to joining Waters, from 2017 to 2019, Mr. Pratt was President of Beckman Coulter Life Sciences, a healthcare company in Danaher Corporation, where he spearheaded efforts that drove improved operating profit and revenue growth both organically and through acquisitions. Additionally, he held senior positions at Pall Corporation where he was President of its Food & Beverage, Laboratory and ForteBio businesses. Pall Corporation is a global supplier of filtration, separations and purifications products. Mr. Pratt currently serves as a member of the Audit, the Compensation and Human Capital Management and the Nominating, Governance and Sustainability Committees.
Mr. Pratt has extensive knowledge in both the food and beverage and industrial markets, and global experience and demonstrated leadership in the life sciences sector. Additionally, Mr. Pratt is aligned to our focus on people and culture, creating an outstanding customer experience and high return on investment.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Sonya McCullum Roberts, 55, is the President and Group Leader for the Salt business, including Redwood City Saltworks, at Cargill Incorporated, a global agricultural and industrial products leader. In addition to her current role at Cargill, she has served as President of Growth Ventures and Strategic Pricing for Cargill Protein, Managing Director for Poultry, and Vice President of Sales and Marketing for Salt during her 14-year career with the company. Prior to joining Cargill, Ms. Roberts was a leader with oil and gas company ConocoPhillips for 19 years. During her time with the company, she led U.S. and global teams and held positions in strategy, marketing, business operations and finance. Ms. Roberts received a Bachelor’s in Business Administration from the University of North Texas, and currently serves on the board of directors for Cargill’s joint venture company, Catallia Mexican Foods. Additionally, she serves as Co-Chair for the non-profit organization, MBOLD. Ms. Roberts joined the Board in January 2021 and currently serves as a member of the Audit, the Compensation and Human Capital Management Committee and the Nominating, Governance and Sustainability Committees.
Ms. Roberts brings a combination of P&L ownership, business marketing, customer focus and leadership experience to our Board. Her strong knowledge of the food and industrial markets, along with her track record of driving strategic investments to fuel growth, aligns well with our key markets.
Suzanne B. Rowland, 60, is the former Group Vice President, Industrial Specialties at Ashland Global Holdings, Inc., a publicly traded specialty chemicals company serving customers in a wide range of consumer and industrial markets. She retired from Ashland Global Holdings, Inc. in 2019. Previously, Ms. Rowland held senior executive positions at Tyco International and Rohm and Haas Company. Ms. Rowland serves on the board of directors of a railroad equipment company, L.B. Foster Company, a role she began in May 2008, where she serves as the Chair of the Nominating & Governance Committee. She also serves on the board of directors of Sealed Air Corporation, a role she began in 2020, and James Hardie Industries plc, a role she began in 2021. She joined the Board in November 2018 and serves as the Chair of the Compensation and Human Capital Management Committee and as a member of the Audit and the Nominating, Governance and Sustainability Committees.
Ms. Rowland brings extensive commercial and operational leadership experience in the global industrial material markets. Her broad strategy, M&A integration, and governance experience also make her a valuable contributor to our Board.
David V. Singer, 66, is the former Chief Executive Officer of Snyder’s-Lance, Inc., a manufacturer and marketer of snack foods throughout the United States and internationally. Mr. Singer served as Chief Executive Officer and a Director of Snyder’s-Lance from its formation in 2010 until his retirement in 2013. Previously, Mr. Singer was the President and CEO of Lance, Inc. from 2005 until its merger with Snyder’s of Hanover, Inc. in 2010. Mr. Singer also served as a director of Lance from 2003 until the merger with Snyder’s. Prior to his leadership at Snyder’s-Lance, Mr. Singer served as Chief Financial Officer of Charlotte-based Coca-Cola Bottling Co. Consolidated, a beverage manufacturer and distributor, from 2001 to 2005. Mr. Singer also serves on the board of directors of Performance Food Group, a role he began in 2019, and Brunswick Corporation. Mr. Singer has served on the Board since its spin-off from SPX Corporation in 2015. Prior to that, he served on the board of directors of SPX Corporation, beginning in January 2013. Mr. Singer currently serves as a member of the Audit, the Compensation and Human Capital Management and the Nominating, Governance and Sustainability Committees.
Mr. Singer brings extensive board governance, management and financial experience to the Board as well as significant knowledge of the food and beverage industries, one of our key markets. He also offers experience in corporate finance and mergers and acquisitions.
b)    Executive Officers of the Company.
Marcus G. Michael, whose biographical information is included above.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
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
Kevin J. Eamigh, 51, is the Chief Information Officer and Vice President, Global Business Services, with overall strategic and operational responsibility of the global Information Technologies organization, the role he previously held at SPX Corporation and a role he’s had since the Spin-Off. Mr. Eamigh joined SPX Corporation in 2000 and held various positions within information technology services and business management. He was named Chief Information Officer of SPX Corporation in 2009 and accepted the additional responsibility of the Shared Services organization in June 2012. He was appointed an officer of SPX Corporation in July 2015. Mr. Eamigh began his career with IBM prior to co-founding PrimeSource Technologies, a business technology consulting firm.
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
c)    Delinquent Section 16(a) Reports.
Section 16(a) of the Securities Exchange Act of 1934 requires that SPX FLOW’s officers, directors and 10% stockholders file reports of ownership and changes of ownership of SPX FLOW common stock with the SEC and the New York Stock Exchange (the “NYSE”). Based on a review of copies of these reports filed with the SEC, we believe that all filing requirements in 2021 were timely met, except that one report for Sonya M. Roberts reporting the restricted stock award granted to her upon her election as a director was filed several days late as a result of a delay in obtaining Edgar filing codes needed to file the report.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
d)    Code of Ethics.
We have adopted a Code of Business Conduct that applies to all our directors, officers and employees, including our Chief Executive Officer and senior financial and accounting officers. Our Code of Business Conduct requires each director, officer and employee to avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of our company and our stockholders. In addition, our Code of Business Conduct acknowledges special ethical obligations for financial reporting. The Code of Business Conduct meets the requirements of a code of business conduct and ethics under the listing standards of the NYSE and the requirement of a “Code of Ethics” as defined in the rules of the SEC. We maintain a current copy of our Code of Business Conduct on our website (http://investors.spxflow.com), and will promptly post any amendments to or waivers of our Code of Business Conduct regarding our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on such website.
e)    Other Matters.
CORPORATE GOVERNANCE GUIDELINES
    As part of its ongoing commitment to strong corporate governance, the Board has codified its corporate governance practices into a set of Corporate Governance Guidelines. These guidelines assist the Board in the exercise of its responsibilities and may be amended by the Board from time to time. Our Corporate Governance Guidelines comply with the applicable requirements of the listing standards of the NYSE and are available on our website (www.spxflow.com).
STANDING COMMITTEES OF THE BOARD
    The Board of Directors currently has a standing Audit Committee, Compensation and Human Capital Management Committee, and Nominating, Governance and Sustainability Committee. Each committee has adopted a charter that specifies the composition and responsibilities of the committee. Each committee charter is posted on our website (www.spxflow.com). The Board operates with a “committees of the whole” structure with each independent director serving on each of these committees.
Audit Committee

Membership:
The Audit Committee is currently comprised of Chair Campbell and Messrs. Abulaban, Hull, Pratt and Singer and Mses. Altman, Roberts and Rowland. The Board has determined that each member of the Audit Committee is “independent” as defined in the listing standards of the NYSE and under Rule 10A-3 of the Exchange Act and in accordance with the Board’s Independence Standards. In addition, the Board has determined that each member of the Audit Committee has a working familiarity with basic finance and accounting practices, including the ability to read and understand financial statements. Finally, the Board has determined that each of Messrs. Hull, Campbell and Singer is an “audit committee financial expert” under the rules of the SEC and has accounting and/or related financial management expertise, as required by the listing standards of the NYSE.

Function:
The Audit Committee is responsible for ensuring the integrity of the financial information reported by our company. The Audit Committee appoints the independent auditors, approves the scope of audits performed by them and by the internal audit staff, and reviews the results of those audits. The Audit Committee also meets with management, the independent auditors and the internal audit staff to review audit and non-audit results, as well as financial, cybersecurity, accounting and internal control matters.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Compensation and Human Capital Management Committee

Membership:	The Compensation and Human Capital Management Committee (the “Compensation Committee”) is currently comprised of Chair Rowland and Messrs. Abulaban, Campbell, Hull, Pratt and Singer and Mses. Altman and Roberts. The Board has determined that each member of the Compensation Committee is independent in accordance with our Compensation Committee charter, Corporate Governance Guidelines and Independence Standards, as well as the rules of the SEC and the listing standards of the NYSE. In addition, the Board has determined that each member of the Compensation Committee meets the “non-employee director” requirements as defined under Section 16 of the Securities Exchange Act of 1934, as amended.
Function:	The Compensation Committee sets the compensation program for our executive officers, including executive employment agreements, restricted stock and restricted stock unit grants and other awards. The Compensation Committee receives input regarding compensation for all officers including proposed compensation, from its independent compensation advisor, as well as from our CEO for his direct reports. The Compensation Committee has the authority under its charter to retain, terminate and set fees and retention terms for such compensation advisors or other outside advisors as it deems necessary or appropriate in its sole discretion. The Compensation Committee reviews outside advisors and consultants on at least an annual basis to determine objectivity and review performance, including a review of the total fees paid to such advisors or consultants. The Compensation Committee has retained Pearl Meyer as its independent compensation advisor.

Nominating, Governance and Sustainability Committee

Membership:	The Nominating, Governance and Sustainability Committee (the “Nominating Committee”) is currently comprised of Chair Altman and Messrs. Abulaban, Campbell, Hull, Pratt and Singer and Ms. Roberts and Ms. Rowland. The Board of Directors has determined that each member of the Nominating Committee is independent in accordance with our Nominating Committee charter, Corporate Governance Guidelines and Independence Standards, as well as the rules of the SEC and the listing standards of the NYSE.
Function:
The Nominating Committee assists the Board in identifying qualified individuals to become Board members and recommending to the Board the director nominees; develops and recommends to the Board our Corporate Governance Guidelines; oversees the Company’s material environmental, social and sustainability activities and practices, leads the Board in its annual review of the Board’s performance; makes recommendations to the Board regarding the compensation of non-employee directors; reports to the Board regarding succession planning for the Chief Executive Officer and in the event of an unanticipated vacancy, works with the Board to nominate and evaluate potential successors to the Chief Executive Officer; reviews and assesses the independence of the individual directors in light of the requirements of the NYSE and recommends any changes to the Board; addresses potential conflicts of interest and suggests any action that it deems necessary or appropriate and makes recommendations to the Board with respect to the assignment of individual directors to various committees and the structure of those committees. The Nominating Committee also approves equity awards for non-employee directors, subject to approval by the Board.

COMMUNICATIONS TO THE BOARD
Interested parties may communicate with any of our non-employee directors by writing to the director, in care of our Corporate Secretary, at the address shown on the cover of this Amendment. In accordance with the policy adopted by our non-employee directors, our Corporate Secretary will promptly relay to the addressee all communications that he determines require prompt attention by a non-employee director and will regularly provide the non-employee directors with a summary of all substantive communications.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
ITEM 11. Executive Compensation
DIRECTOR COMPENSATION
Directors who are SPX FLOW employees receive no compensation for their service as directors.
CASH AND EQUITY COMPENSATION
We compensate our non-employee directors using a combination of cash and equity granted under the SPX FLOW Stock Compensation Plan (the “Stock Compensation Plan”). The Nominating Committee of the Board reviews non-employee director compensation from time to time. The Nominating Committee compares director compensation to our peer companies when reviewing compensation type and structure.
In 2021, we awarded shares of restricted stock to our non-employee directors as of the date of our 2021 annual meeting of stockholders. Such shares of restricted stock will vest the day prior to the 2022 annual meeting, subject to the director’s continued service on the Board as of the vesting date. Time-vested restricted stock awards are designed to help ensure directors remain engaged and have interests closely aligned with those of our long-term stockholders. Pursuant to the Merger Agreement, each share of such restricted stock will, upon the effective time of the Merger, be fully vested canceled and converted into the right to receive cash in an amount equal to $86.50.
Any cash dividends paid with respect to shares of unvested restricted stock are deposited in the director’s name in an escrow or similar account maintained by SPX FLOW for that purpose. These dividends are subject to the same time restrictions as the shares of restricted stock to which they relate and are payable only upon vesting of the underlying stock.
For 2021, our directors were compensated as set forth below:

Compensatory Element	2021 ($)
Time-Vested Restricted Stock Annual Grant	130,000
Annual Cash Retainer	70,000
Non-Executive Chairman of the Board	125,000
Audit Committee Chair	20,000
Compensation Committee Chair	15,000
Nominating Committee Chair	10,000
OTHER
The SPX FLOW Foundation (the “Foundation”) makes matching donations for qualified charitable contributions for any director up to a total of $20,000 per annum.
STOCK OWNERSHIP GUIDELINES
Non-employee director stock ownership guidelines are three times the annual cash retainer. Our guidelines require each director to attain the desired level of ownership within five years of the date of appointment as a director of our company. Shares held in family trusts and shares held in retirement plan accounts are deemed to be owned shares for purposes of these guidelines. Unexercised stock options and unvested performance-based equity awards are excluded.
Once a director attains the desired level of share ownership, he or she shall continue to be considered in compliance with these guidelines if the cause of the non-compliance was a decrease in the price of the Company stock, so long as the director retains at least 50% of the net shares acquired pursuant to vested restricted stock grants until the director’s holdings of Company stock equals or exceeds the ownership guideline. Each director was in compliance with these requirements as of February 23, 2022.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
DIRECTOR COMPENSATION TABLE
The following table summarizes the compensation of our directors in 2021. Mr. Michael, our President and CEO, received no compensation in connection with his service as a director and, accordingly, is omitted from this table.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)
Majdi B. Abulaban	70,000	130,000	—	200,000
Anne K. Altman	80,000	130,000	—	210,000
Patrick D. Campbell	90,000	130,000	—	220,000
Emerson U. Fullwood (4)	28,333	—	20,000	48,333
Robert F. Hull, Jr.	195,000	130,000	5,000	330,000
Jonathan M. Pratt	70,000	130,000	—	200,000
Sonya M. Roberts (5)	64,167	168,090	—	232,257
Suzanne B. Rowland	80,000	130,000	3,510	213,510
David V. Singer	70,000	130,000	20,000	220,000
(1)Includes an annual retainer of $70,000. In addition, Mr. Hull received $125,000, representing the retainer for serving as the Chairman of the Board; Mr. Campbell received $20,000, representing the retainer for the full year of service as the Audit Committee Chair; Ms. Rowland received $10,000, representing the retainer for 8 months of service as the Compensation Committee Chair; and Ms. Altman received $10,000, representing the retainer for the full year of service as the Nominating Committee Chair. Ms. Roberts received $64,167, representing the standard cash retainer for her service commencing on January 19, 2021. Mr. Fullwood received $23,333, representing the standard cash retainer for his service during the period from January 2021 through his retirement from the Board in May 2021 along with $5,000, representing the retainer for 4 months of service as the Compensation Committee Chair.
(2)Stock awards are time-vested, awarded on May 12, 2021, the date of our 2021 annual meeting of stockholders to vest on the day prior to the 2022 annual meeting, subject to the director’s continued service on our Board as of the vesting date. The amounts in the table represent the grant date fair value, based on the closing price of our stock on the grant date, computed in accordance with FASB ASC Topic 718. See Note 15 to the consolidated financial statements for the assumptions made in the valuation of these awards, filed herewith. Upon joining the Board in January 2021, Ms. Roberts also received a $38,090 stock award, which vested in May 2021. As of December 31, 2021, the incumbent non-employee directors held the following numbers of outstanding unvested stock awards:

Name	Outstanding Stock Awards (#)
Majdi B. Abulaban	1,949
Anne K. Altman	1,949
Patrick D. Campbell	1,949
Robert F. Hull, Jr.	1,949
Jonathan M. Pratt	1,949
Sonya M. Roberts	1,949
Suzanne B. Rowland	1,949
David V. Singer	1,949

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
(3)Represents matching donations for qualifying charitable contributions under the Foundation.
(4)Mr. Fullwood retired from the Board on May 12, 2021.
(5)Ms. Roberts joined the Board on January 19, 2021.
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) outlines our executive compensation programs for 2021 for our named executive officers who are listed below and appear in the Summary Compensation Table (each a “NEO”).
EXECUTIVE SUMMARY
The following pages describe SPX FLOW’s executive compensation program and the compensation decisions made by the Compensation Committee for NEOs listed below.

NEO	Title
Marcus G. Michael	President and Chief Executive Officer
Jaime M. Easley	Vice President and Chief Financial Officer
Alvin T. Jeffers	Vice President, Global Manufacturing and Supply Chain
Kevin Eamigh	Chief Information Officer and Vice President, Global Business Services
Peter J. Ryan	Vice President, Chief People Officer and General Counsel
Our compensation programs are metric-driven and designed to align the interests of our NEOs with the interests of our long-term stockholders. Our Compensation Committee rewards performance that meets or exceeds our goals, builds stockholder value and compares favorably to the Company’s peers. In line with our pay-for-performance philosophy, the total compensation received by our NEOs will vary based on corporate performance measured against annual and long-term targets. In 2021, our annual incentive plan focused on Organic Revenue, Adjusted Operating Income Margin, Adjusted Working Capital as a Percentage of Revenue (“Adjusted Working Capital Percentage”) and Strategic Objectives. Our long-term incentive plan measures two criteria over a three-year period: (i) three year average annual operating income margin (“OIM”) and (ii) relative Total Shareholder Return measured against the S&P MidCap 400 Capital Goods Industry Group (“rTSR”). The total compensation of our NEOs is therefore comprised of base salary, annual incentive compensation, long-term incentive compensation and reasonable perquisites.
In 2021, our focus on supporting our key customers, accelerating new product development, seamlessly integrating acquisitions and refocusing on our highest margin and growth product categories resulted in growing our revenue organically by 7% and increasing our operating income by over 40%. While we made meaningful progress in 2021, we did not satisfy the three-year average Return on Invested Capital (“ROIC”) targets under the 2019 ROIC long-term incentive awards, resulting in the forfeiture of those awards. Please see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for a more detailed description of our fiscal year 2021 results.
The Company’s performance in 2021 was the key factor in the compensation decisions and outcomes that are reflected in this report.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
•Our annual incentive plan, the Enterprise Incentive Plan (“EIP”), measured Organic Revenue, Adjusted Operating Income Margin, Adjusted Working Capital Percentage and Strategic Objectives against pre-determined targets calibrated to reward employees with a portion of the incremental value created for our stockholders during the year. The metric weightings under the EIP give emphasis to profitability, with the weighting for Adjusted Operating Income Margin at 38%, Organic Revenue at 18.5%, Adjusted Working Capital Percentage at 18.5% and Strategic Objectives at 25%.
•Our long-term incentive awards under our Stock Compensation Plan comprise a significant portion of the NEOs’ compensation. For each grant of restricted stock units to our NEOs under this plan, 25% of the award vests ratably over three-years and 75% of the award cliff-vests at the end of three-years dependent upon OIM and rTSR performance.
•The Compensation Committee reviewed the base salary of our NEOs compared to our peers and the overall economy and determined base salary increases for Mr. Easley (5.1%), Mr. Jeffers (3.2%) and Mr. Ryan (12.1%) during its annual review process. The other NEOs did not receive a salary increase in 2021.
CEO Compensation – Mr. Michael’s annual base salary for 2021 was $950,000, his target annual bonus opportunity was set at 100% of his annual base salary, and the grant date fair value of equity awarded was $4,999,868. Mr. Michael does not participate in any SPX FLOW pension plan. We describe his perquisites below, and believe they are typical in both type and amount for our peer companies.
Annual Bonus Awards – The Company sets a target annual cash bonus award for the majority of employees, including our NEOs, based upon overall Company performance against key internal metrics. For 2021, our NEOs were eligible for a bonus based on Company achievement of goals for Organic Revenue, Adjusted Operating Income Margin, Adjusted Working Capital Percentage and Strategic Objectives. While the Company met or exceeded target levels on all goals, the Compensation Committee applied negative discretion to lower the Adjusted Working Capital Percentage metric payout due to slower cash development, overall Q4 2021 results and front-end weighting in the annualized calculation, which lowered the EIP payout from 127% to 100%.
Long-term Incentive Plan – Our long-term incentive plans are designed to align the incentives of NEOs with those of our long-term stockholders. For 2021, NEOs, including Mr. Michael, received 75% of their long-term incentive awards as performance-based equity that cliff-vests after three years and 25% of their long-term incentive awards as time-based awards that vest ratably over three years.
Key attributes of the performance-based portion of the Stock Compensation Awards made in 2021:
•Cliff vesting after three-year performance measurement period.
•Two performance metrics
◦rTSR, versus the S&P MidCap 400 Capital Goods Industry Group (the “Comparator Group”) over a 3-year period whereby between 0% and up to 200% of the stock grant may vest based on the Company’s percentile rank versus the Comparator Group. If the Company’s Total Shareholder Return (“TSR”) is negative in any year, then the payout multiplier is capped at 100% regardless of relative performance to peers. Upon vesting, the rTSR awards generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2024. In addition, the value of the rTSR awards upon vesting is capped at four (4) times the grant date fair market value; and
◦OIM, measured on a 3-year annual average basis whereby between 0% and up to 400% of the stock grant may vest based on the Company’s achievement against pre-defined improvement targets.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
◦The rTSR award is weighed at 25%, and the OIM award is weighted at 50%, of the total long-term incentive award value.
Pension – Our NEOs do not participate in a pension plan.
2021 ADVISORY VOTE ON EXECUTIVE COMPENSATION
The Compensation Committee reviewed the results of the 2021 stockholder advisory vote on NEO compensation and incorporated the results as one of the many factors considered in connection with the discharge of its responsibilities. Since a substantial majority (99%) of our stockholders voting at the annual meeting approved the compensation program described in our 2021 Proxy Statement, the Compensation Committee did not implement changes to our executive compensation program as a direct result of the stockholders’ advisory vote.
EXECUTIVE COMPENSATION PHILOSOPHY
We follow these guiding principles when designing and setting compensation for our NEOs:
•Compensation should reward performance
•Compensation should align the interests of our NEOs with those of our long-term stockholders
•Compensation should support our business and human capital strategies
•Compensation should attract, motivate and retain quality NEOs
EXECUTIVE COMPENSATION PRACTICES
We tailor compensation to the business and competitive environment because our success depends on our ability to attract and retain experienced and proven leaders and to motivate them to deliver superior results.
The proportion of incentive-based pay increases along with responsibility and authority. For our senior-level management, and in particular for our NEOs, a majority of total direct compensation at target, defined as salary, bonus, and equity awards, is variable.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
      NEO performance is judged primarily by reference to performance of the Company as a whole. Additional, subjective, assessments are made, including direct assessments of performance, formal talent assessment reviews, and assessments of adherence to our values. The Compensation Committee also reviews total compensation at least annually and termination values periodically. The Compensation Committee establishes and approves all elements of compensation for our CEO based on input from and discussions with management and the Committee’s independent compensation advisor, as well as its own assessments.
Role of the Independent Compensation Advisor and Management
The Compensation Committee has retained Pearl Meyer as its independent compensation advisor. The independent compensation advisor consults on all aspects of executive officer and director compensation. The most significant aspects of management’s role in the compensation-setting process are as follows:
•Our human resources, finance and legal departments prepare materials for the Compensation Committee, as does the Committee’s independent compensation advisor.
•Our CEO provides his evaluation of the performance of each of the other NEOs and offers recommendations regarding their salary levels, bonus targets and equity awards. These recommendations are reviewed with the Committee’s independent compensation advisor and then submitted to the Committee for review, discussion, and approval.
•Management prepares and recommends business performance targets and objectives.
SPX FLOW PEER GROUP
The Compensation Committee and its outside compensation advisor have set a group of peer companies for our company for the purpose of compensation comparisons. Our peer group includes companies with a revenue range of 0.5 - 2.5 times the Company’s annual revenue, similar industries and business mix and which are key competitors for senior talent. Other factors include international exposure, number of employees, total stockholder return profile over various periods, and the GICs industry sub-group. For 2021, our peer companies, in descending order based on 2020 revenue, included Flowserve Corporation, Colfax Corporation, Crane Co., Regal Rexnord Corporation, Valmont Industries, Inc., Woodward, Inc., ITT Inc., Curtiss-Wright Corporation, IDEX Corporation, Harsco Corporation, Graco, Inc., SPX Corporation, Watts Water Technologies, Inc., Barnes Group Inc., EnPro Industries, Inc., CIRCOR International, Inc. and Enerpac Tool Group Corp.
Please note that peer company compensation analysis is used only for comparative purposes. We do not target specific benchmark percentiles. We award compensation considering factors including market forces, Company or individual performance, longevity of contribution to the Company, existing contractual obligations, and differing levels of responsibility and value created by officers with the same or similar title.
2021 COMPENSATION
The Compensation Committee established the executive compensation program to implement our focus on pay-for-performance, aligning the interests of our executive officers to our stockholders, supporting our business strategy and attracting key talent to the Company. Following are the key elements:

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)

2021 Compensation Element	Purpose	Key Characteristics
Base Salary	Reflects the competitive marketplace, roles and responsibilities, experience and tenure, internal equity considerations, individual performance and contribution to our results.	Fixed compensation, reviewed and, if appropriate, adjusted annually.
Bonus Plan	Rewards NEOs for improving financial and operational performance.	Cash award based on pre-set goals. Tied to our business objectives.
Performance-Based Restricted Stock Unit Awards	Aligns NEO interests to stockholders through equity ownership and motivates NEOs to outperform peer companies.	Variable, performance-based restricted stock unit award. Cliff vesting based on rTSR versus a pre-selected peer group and average OIM over three-year periods.
Time-Based Restricted Stock Unit Awards	Aligns NEO interests to stockholders through equity ownership and supports retention with multi-year vesting.	Restricted stock unit award with vesting phased ratably over three years.
401(k) Plan and SRSP	Provides retirement savings opportunities.	Allows pre-tax deferrals of base salary and annual bonuses; company matching contribution.
Other Compensation	Provides benefits promoting health and work-life balance. Designed to be competitive.	See the footnotes to the Summary Compensation Table for a listing of other compensation.
NEO performance was judged primarily by reference to performance of the Company as a whole. Additional, subjective assessments were made by the Compensation Committee in respect of adherence to Company values, competence, potential and alignment with Company goals. The Compensation Committee established, reviewed and approved all elements of compensation for the CEO based on review of key financial metrics, input from and discussions with members of the management team and its independent compensation advisor, Pearl Meyer.
Base Salary
Base salary is designed to offer competitive base income in the context of the NEO’s role and responsibilities, experience and tenure, internal equity considerations, individual performance and contribution to Company results. In 2021, Messrs. Easley, Jeffers and Ryan received salary increases of 5.1%, 3.2% and 12.1%, respectively. Each salary increase was in line with the Company’s U.S. merit increase budget and became effective in the first payroll date of April 2021. The other NEOs did not receive a salary increase in 2021.
Bonuses
Our annual incentive plan, the EIP, measured Organic Revenue, Adjusted Operating Income Margin, Adjusted Working Capital Percentage and Strategic Objectives against pre-determined targets calibrated to reward employees with a portion of the incremental value created for our stockholders during the year.
Targets
Annual cash bonus awards are targeted as a percentage of annual salary. This percentage increases as the employee’s responsibilities and authority increase to help ensure that those most able to impact Company performance have the greatest percentage of their total compensation tied to Company performance.
Target bonuses for the NEOs were unchanged for 2021, with targets of 100% of salary for Mr. Michael, President and CEO, and 70% for each of Messrs. Easley, Jeffers, Eamigh and Ryan.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Awards
The Organic Revenue metric is intended to focus the organization on the importance of increasing productivity and improving customer experience and measures all revenue of the Company related to the sale of goods and provision of services to its customers, subject to adjustments for foreign currency fluctuations and other matters.
Adjusted Operating Income Margin is intended to reward operational performance without the impact of certain, discrete, and/or non-cash expenses and is calculated as the Company’s operating profit (determined in accordance with accounting principles generally accepted in the United States (“US GAAP”)) as a percentage of revenue during the 2021 plan year, adjusted for, but not limited to, expense related to the EIP, restructuring charges, goodwill/asset impairments, amortization, material effects of foreign currency translation, and certain expenses related to mergers, acquisitions and divestitures, subject to such adjustments as determined by the Compensation Committee.
Adjusted Working Capital Percentage is intended to reward working capital management and drive free cash flow generation and is defined as the simple average of the quarterly working capital percentage for all quarters of 2021, adjusted for any unusual items as determined by the Compensation Committee. Quarterly working capital percentage is the percentage determined for a particular quarter by dividing (i) select current assets minus select current liabilities, calculated on an average monthly basis for such quarter, by (ii) annualized Organic Revenue for such quarter.
The 2021 EIP also included two Strategic Objectives, collectively worth up to 25% of the target amount of the Plan. The Strategic Objectives were developed to focus the management team on critical elements of the Company’s long-term strategy that may not produce financial results in the early years. The first objective was the deployment of the 80/20 focus on higher quality revenue for customer experience and operational excellence, with the highest degree of focus on those customers whose business relationships comprise the largest portion of our profits. The second objective was to enhance people and culture performance. The Compensation Committee believes the Company made significant progress on both strategic objectives.
Based on the Company’s performance, the Compensation Committee awarded a bonus payout of 100% of target:

EIP Metric*	2021 Threshold	2021 Target	2021 Stretch	2021 Actual Results	Metric Weighting	Payout Percentage
Organic Revenue	$1,412	$1,470	$1,521	$1,498	18.5%	23.0%
Adjusted Operating Income Margin	11.7%	12.6%	16.7%	13.6%	38.0%	41.0%
Adjusted Working Capital Percentage	17.5%	16.7%	16.0%	15.9%	18.5%	38.0%
Strategic Objectives	50.0%	100.0%	N/A	100.0%	25.0%	25.0%
Cumulative Bonus Percentage Payout Earned under the EIP:						100.0% (1)
•$ amounts in millions.
(1)The Compensation Committee applied negative discretion to lower the Adjusted Working Capital Percentage metric payout due to slower cash development, overall fourth quarter 2021 results and front-end weighting in the annualized calculation, which lowered the total EIP payout from 127% to 100%.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Equity-Based Awards
Long-term equity awards are designed to promote stock ownership and expose senior-level management to the risks and rewards faced by long-term stockholders. Each award includes (i) performance-based restricted stock units that are subject to the Company’s rTSR versus the Comparator Group and OIM, and (ii) time-based restricted stock units that vest evenly in annual increments over three years subject to continued employment, with continued vesting (in the case of performance-based awards) or accelerated vesting (in the case of time-based awards) in the event of retirement.
Because time-based restricted stock unit awards vest ratably over three years based on continued employment, they have significant employee retention value and also continue to tie the interests of NEOs to those of stockholders after they are awarded. Grants of performance-based and time-based restricted stock unit awards are the most significant component of our NEOs’ direct compensation opportunity.
Performance-based restricted stock unit awards feature cliff-vesting after a three-year performance period in which two criteria are measured: (i) for one-third of the award (the “rTSR Award”), the Company’s rTSR is measured against the Comparator Group and between 0% and up to 200% of that portion of the award may vest based on the Company’s percentile ranking versus the Comparator Group between the 35th and 75th percentile, and (ii) for the other two-thirds of the award (the “OIM Award”), the Company’s three-year annual average OIM is measured and compared against predetermined targets whereby between 0% and up to 400% of that portion of the award may vest based upon the Company’s performance. Upon vesting, the rTSR awards generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2024.
The rTSR Awards are intended to align the interests of NEOs with those of stockholders and reward exceptional performance in comparison to the Comparator Group. The OIM Awards are intended to align NEOs with the Company’s focus on long-term OIM growth.
The table below shows the long-term incentive awards granted in 2021 for each of our NEOs:

NEO	Performance-Based Restricted Stock Unit Award (at target level) (1)(#)	Time-Based Restricted Stock Unit Award (2)(#)
Marcus G. Michael	56,843	18,242
Jaime M. Easley	12,918	4,145
Alvin T. Jeffers	9,688	3,109
Kevin Eamigh	9,688	3,109
Peter J. Ryan	9,688	3,109
(1)Performance-Based Restricted Stock Unit Awards are awards that feature cliff-vesting after a three-year performance period.
(2)Time-Based Restricted Stock Unit Awards are awards that vest at the rate of 1/3 per year over three years based on continued employment.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
We made performance-based restricted stock awards in 2019, with one-half of the value of the awards being similar to the rTSR Awards granted in 2021. As a result of the Company’s rTSR ranking in the 97th percentile against the S&P MidCap 400 Capital Goods Industry Group, the 2019 rTSR Award would vest at 150.0%. The other half of the target performance-based restricted stock awards (the “ROIC Awards”) granted in 2019 based performance on the Company’s three-year average return on invested capital on an adjusted, pre-tax basis (“ROIC”), compared against predetermined performance levels with vesting ranging from 0% up to 150% of the target award amount based upon the Company’s performance. The 2019 ROIC Award vested at 0% as a result of the Company’s ROIC of 5.56% compared against predetermined targets. These predetermined targets were as follows: 7.00% ROIC for Threshold (50% vesting), 7.75% ROIC for Target (100% vesting) and 8.50% ROIC for Maximum (150% vesting).
Equity Awards Practices
A full review of executive compensation, including equity awards, is conducted at least annually. Equity awards were reviewed, approved and granted within the first quarter of the award year. Dividends and dividend equivalents with respect to any shares of unvested restricted stock or restricted stock units are deposited in the NEO’s name in an escrow or similar account maintained by SPX FLOW for that purpose. The NEO receives these dividends or dividend equivalents only if and when the related shares of equity or restricted stock units vest. Dividends and dividend equivalents are forfeited if the equity or restricted stock unit on which those dividends or dividend equivalents were paid is forfeited. The Company paid three quarterly dividends of $0.09 each in 2021. In the event of retirement, unvested time-based restricted stock and restricted stock unit awards will vest immediately and unvested performance-based restricted stock and restricted stock unit awards will remain subject to the original performance requirements and vesting schedule (to the extent provided under such agreement).
Other Benefits and Perquisites
We provide perquisites to attract and retain executives in a competitive marketplace, and believe these benefits are generally consistent with market practices of our peer group and other comparable public industrial manufacturing companies. See the Summary Compensation Table and accompanying footnotes on pages 25 and 26 for a full listing of benefits and perquisites. We do not provide tax gross-up payments for perquisites.
The CEO may utilize the Company-leased aircraft for personal travel for himself and his family. Other NEOs may be permitted personal use of the Company-leased aircraft for themselves and their families if approved by our CEO. This benefit enhances security for our officers and allows them to devote more time to SPX FLOW business. We report the value of any personal use of the Company-leased aircraft by NEOs as ordinary taxable income and the incremental cost of such use as compensation in the Summary Compensation Table.
Retirement and Deferred Compensation Plans
NEOs and other senior-level management are eligible to participate in the SPX FLOW Retirement Savings Plan (the “401(k) Plan”) and the SPX FLOW Supplemental Retirement Savings Plan (the “SRSP”), a non-qualified deferred compensation plan that permits voluntary deferrals of base salary and annual bonuses in excess of those permitted under the 401(k) Plan. See the Nonqualified Deferred Compensation in 2021 table and accompanying narrative and footnotes on pages 30 and 31 for more information regarding these plans.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Termination and Change-in-Control Provisions
We design termination and change-in-control contractual provisions to be competitive at the time we enter into an agreement. These arrangements are designed to protect stockholder interests by stabilizing management during periods of uncertainty. Generally, executives are more willing to accept risks and costs if they are protected in the event their employment is terminated due to unanticipated changes, including a change in control. Additionally, executives often assign significant value to severance agreements because they provide compensation for lost professional opportunities in the event of a change in control. These arrangements also can be a powerful tool to discourage entrenchment of management, in that severance agreements can offset the risk of financial and professional loss that management may face when recommending a sale to or merger with another company.
In the case of certain terminations following a change in control, the NEOs become immediately vested in all previously granted unvested SPX FLOW equity, including shares and units subject to performance vesting at the target level of vesting. This feature is designed to be equitable in the event of dismissal without cause or resignation for good reason, and we believe it is appropriate in the event of termination following a change in control. Additionally, other benefits may be paid in the event the executive is terminated following a change in control (sometimes called a “double trigger”).
Termination and change-in-control agreements are further discussed and quantified in “Potential Payments Upon Termination or Change-in-Control” on pages 31-33.
Stock Ownership Guidelines
We maintain stock ownership guidelines to emphasize the importance of substantive, long-term share ownership by senior executives to align their financial interests with those of stockholders. The guidelines are:

Chief Executive Officer	500% of salary
Other Executive Officers	300% of salary
Other executives designated by the Compensation Committee	100% - 200% of salary
Shares held in family trusts and shares held in retirement plan accounts are deemed to be owned shares for purposes of these guidelines. Unexercised stock options and unvested performance-based equity awards are excluded.
Executive leaders are asked to attain the desired level of share ownership within five years of the later of appointment to an executive position or the date the relevant stock ownership guidelines were increased, whether through promotion or by revision to the guidelines.
Once an executive leader attains the desired level of share ownership, he or she shall continue to be considered in compliance with these guidelines if the cause of the non-compliance was a decrease in the price of the Company stock, so long as the executive leader retains at least 50% of the net shares acquired upon exercise of stock options and at least 50% of the net shares acquired pursuant to vested restricted stock grants and vested restricted stock unit grants until the executive leader’s holdings of Company stock equals or exceeds the applicable target value. For these purposes, “net shares” means the shares remaining after disposition of shares necessary to pay the related tax liability and, if applicable, the stock option exercise price. In addition to existing Company trading policy requirements, executive leaders shall obtain the approval of the Company General Counsel prior to selling Company stock where their stock ownership is below the Target Value or where the sale would reduce their ownership below the target value. This rule does not apply to dispositions of shares for tax withholding purposes.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
The Nominating & Governance Committee periodically reviews these guidelines and recommends revisions to the guidelines to the Board as it deems appropriate. Each NEO was in compliance with these requirements as of February 23, 2022.
Impact on Compensation from Misconduct—Clawbacks
If the Board were to determine that an NEO had engaged in fraudulent or intentional misconduct, it would take action to remedy the misconduct and impose appropriate discipline. Discipline would vary based on the facts and circumstances but may include termination of employment or other appropriate actions.
We retroactively adjust compensation in the event of a restatement of financial or other performance results to the extent required by the Sarbanes-Oxley Act of 2002. The EIP provides for repayment or forfeiture of awards under specified circumstances if the Company, as a result of misconduct, is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. Any awards earned or accrued during the twelve-month period following the first public issuance or filing with the SEC (whichever first occurred) of the financial document that failed to materially comply with a financial reporting requirement must be paid back to the Company. To the extent that the affected award was deferred under a nonqualified deferred compensation plan maintained by the Company rather than paid to the executive officer, the deferred amount (and any earnings from it) must be forfeited. Our equity award agreements provide that awards are subject to any compensation recovery policy adopted by us, as amended from time to time.
Golden Parachute Payment Mitigation
In connection with the transactions contemplated by the Merger Agreement, the NEOs may become entitled to payments and benefits that could constitute “excess parachute payments” within the meaning of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended (the “Code”). To mitigate the potential impact of Section 280G on the Company and the NEOs, on December 20, 2021, the Compensation Committee approved the acceleration into December 2021 of the following compensation items with respect to the Company's NEOs: (i) the payment of the portion of the 2021 annual bonuses under the EIP that would have otherwise been paid in the first quarter of 2022 to each NEO at 100% performance level (as noted above, the percentage payout earned under the EIP for 2021 as certified by the Compensation Committee was 100%), and (ii) the immediate vesting of time-based restricted stock unit awards scheduled to vest in the first quarter of 2022 and the 2019 rTSR Awards at the 150% level (as noted above, based on the Company’s rTSR ranking in the 97th percentile, the vesting level for the 2019 rTSR Awards would have been at 150.0%). Because each of the NEO’s remained employed through the scheduled vesting date for these awards and the amount of payment or vesting, as applicable, was consistent with the relevant performance level, the action by the Compensation Committee simply accelerated into December 2021 the amounts that the NEOs would have otherwise been entitled to receive in the first quarter of 2022.
Notes
The discussion of performance targets in this Compensation Discussion and Analysis section is exclusively in the context of executive compensation, and you should not use these targets for any other purpose or regard them as an indication of management’s expectations of future results.
References to “bonuses” are to performance-based payments as reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the SPX FLOW Board of Directors comprises eight directors. Each of the Compensation Committee members is independent, as defined under SEC rules and the listing standards of the NYSE. The Compensation Committee reviews SPX FLOW’s “Compensation Discussion and Analysis” on behalf of the Board of Directors.
The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” with management, and based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in SPX FLOW’s Annual Report on Form 10-K for the year ended December 31, 2021.
Compensation Committee
Suzanne B. Rowland, Chair
Majdi B. Abulaban
Anne K. Altman
Patrick D. Campbell
Robert F. Hull, Jr.
Jonathan M. Pratt
Sonya M. Roberts
David V. Singer

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
SUMMARY COMPENSATION TABLE FOR 2021
This table summarizes the compensation for the NEOs in 2021. The NEOs are our Chief Executive Officer, our Chief Financial Officer, our next three most highly compensated officers who were serving as officers as of December 31, 2021.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (3)	Total ($)
Marcus G. Michael President and Chief Executive Officer	2021	950,000	4,999,868	950,000	243,073	7,142,941
	2020	944,877	3,336,836	897,633	255,286	5,434,632
	2019	914,589	3,444,317	342,971	148,936	4,850,813
Jaime M. Easley Vice President and Chief Financial Officer	2021	455,550	1,136,213	318,885	83,959	1,994,607
	2020	435,137	686,975	289,366	47,096	1,458,574
	2019	425,000	686,092	111,563	37,731	1,260,386
Alvin T. Jeffers Vice President, Global Manufacturing and Supply Chain	2021	435,272	852,144	304,690	38,352	1,630,459
	2020	421,827	490,654	280,515	41,232	1,234,228
Kevin Eamigh Chief Information Officer and Vice President, Global Business Services	2021	420,114	852,144	294,080	54,240	1,620,578
	2020	420,114	490,654	279,376	63,120	1,253,264
Peter J. Ryan Vice President, Chief People Officer and General Counsel	2021	423,650	852,144	296,555	41,869	1,614,219
(1)The NEOs are eligible to defer up to 50% of their salaries into the 401(k) Plan (up to applicable tax limits), and up to 50% of their salaries into the SPX FLOW Supplemental Retirement Savings Plan, a nonqualified deferred compensation plan (the “SRSP”). In addition, the NEOs are eligible to defer up to 50% of their non-equity incentive compensation into the 401(k) Plan (up to applicable tax limits), and up to 100% of their non-equity incentive compensation into the SRSP. In 2021, the NEOs deferred the following portions of their salaries and 2021 non-equity incentive compensation payout into the 401(k) Plan and the SRSP.

	Base Salary Deferrals		Non-Equity Incentive Compensation Deferrals
Name	Deferred into 401(k) Plan ($)	Deferred into SRSP ($)	Deferred into 401(k) Plan ($)	Deferred into SRSP ($)
Mr. Michael	21,115	383,654	—	950,000
Mr. Easley	10,944	48,189	—	41,455
Mr. Jeffers	4,896	10,597	—	—
Mr. Eamigh	11,311	20,359	—	17,645
Mr. Ryan	4,754	—	—	—

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
(2)Some of these grants are subject to performance vesting conditions. The amounts reported in the above table were calculated in accordance with FASB ASC Topic 718 to reflect their grant date fair value at the target level of performance. See Note 15 to the consolidated financial statements filed herewith for the assumptions made in the valuation of these awards. See the Grants of Plan-Based Awards in 2021 table on page 27 for more information on these grants. The grant date fair value of all equity awards made in 2021 assuming that performance-vesting conditions are satisfied for 2021 performance-based restricted stock units at the highest level for Mr. Michael is $13,749,562, for Mr. Easley is $3,124,608, for Mr. Jeffers is $2,343,374, for Mr. Eamigh is $2,343,374 and for Mr. Ryan is $2,343,374.
(3)All Other Compensation included the following:

Name	Matching Contributions to 401(k) ($)	Matching Contributions to the SRSP ($)	Post- Retirement Key Manager Life Insurance (a) ($)	Company-Leased Aircraft Incremental Expense ($)	Financial Planning ($)	Executive Health Care ($)
Mr. Michael	13,723	125,382	24,247	79,721	—	—
Mr. Easley	12,604	38,656	8,447	19,093	1,210	3,950
Mr. Jeffers	14,250	10,597	13,505	—	—	—
Mr. Eamigh	13,126	35,178	3,768	—	1,100	1,068
Mr. Ryan	2,971	—	11,416	27,482	—	—
(a)Represents the change in value between December 31, 2020 and December 31, 2021 of the post-retirement key manager life insurance benefit, based on an assumed discount rate of 3.24%.
The above benefits to Mr. Michael are provided pursuant to the terms of an employment agreement with Mr. Michael. The term of the employment agreement for Mr. Michael extended through December 31, 2021 with extensions from year to year unless proper advance notice is provided in accordance with the terms of the agreement.
Under Mr. Michael’s agreement, any annual base salary rate reductions require his consent and it provides for participation in any annual performance bonus plans, long-term incentive plans, and equity based compensation plans that we establish or maintain for our officers as well as continuation of all other senior executive benefit plans offered by us, subject to our right to modify, suspend or discontinue the plans. Business expense reimbursement, perquisites and vacation entitlements also are provided pursuant to the agreement.
See “Compensation Discussion and Analysis” for further discussion and explanation of each element of compensation.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
GRANTS OF PLAN-BASED AWARDS IN 2021
The following table provides information regarding equity and non-equity awards granted to the NEOs in 2021.

Name	Grant Date	Estimated Possible Payout Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Stock Units (#)	Grant Date Fair Value of Stock Awards (2) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Marcus G. Michael	2/24/2021	296,875	950,000	1,662,500
	2/24/2021				28,422	56,843	186,654		3,749,926
	2/24/2021							18,242	1,249,942
Jaime M. Easley	2/24/2021	99,652	318,885	558,049
	2/24/2021				6,459	12,918	42,418		852,197
	2/24/2021							4,145	284,015
Alvin T. Jeffers	2/24/2021	95,216	304,690	533,208
	2/24/2021				4,844	9,688	31,812		639,115
	2/24/2021							3,109	213,029
Kevin Eamigh	2/24/2021	91,900	294,080	514,640
	2/24/2021				4,844	9,688	31,812		639,115
	2/24/2021							3,109	213,029
Peter J. Ryan	2/24/2021	92,673	296,555	518,971
	2/24/2021				4,844	9,688	31,812		639,115
	2/24/2021							3,109	213,029
(1)Assumes all stock will vest. See “Compensation Discussion and Analysis—2021 Compensation—Equity-Based Awards” beginning on page 20, for a description of the performance vesting requirements
(2)Represents the grant date fair value, based on the closing price of our stock on the day prior to the grant, under FASB ASC Topic 718. See Note 15 to the consolidated financial statements filed herewith for the assumptions made in the valuation of these awards.
Supplemental Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table
Base Salary
A summary of the Company’s base salary compensation is set forth above under the heading “Compensation Discussion and Analysis – 2021 Compensation – Base Salary.”
Annual Incentives
A summary of the Company’s annual incentive program is set forth above under the heading “Compensation Discussion and Analysis – 2021 Compensation – Bonuses.”

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Long-Term Incentives
    The long-term equity awards were granted pursuant to the Stock Compensation Plan, a summary of which is set forth above under the heading, “Compensation Discussion and Analysis – 2021 Compensation – Equity-Based Awards.” In general, time-based restricted stock unit awards vest ratably over three years based on continued employment for eligible officers. Performance-based restricted stock awards feature cliff-vesting over a three-year performance period. Upon vesting, rTSR awards generally restrict the recipient from selling, transferring, pledging or assigning the underlying shares for a one-year period, ending December 31, 2024. For a description of the effect of a termination of employment or change in control on the vesting of long-term equity awards, please see the section titled “Potential Payments Upon Termination or Change in Control.”
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021
The following table details the outstanding equity awards held by each of the NEOs at December 31, 2021.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (1) (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)
Marcus G. Michael	1/2/2015	15,801	$61.29	1/2/2025
	2/28/2019						12,586 (3)	1,088,437
	2/27/2020				15,007 (4)	1,297,805
	2/27/2020						80,156 (5)	6,931,891
	2/24/2021				12,162 (4)	1,051,770
	2/24/2021						186,654 (6)	16,141,838
Jaime M. Easley	2/28/2019						2,507 (3)	216,805
	2/27/2020				3,090 (4)	267,223
	2/27/2020						16,502 (5)	1,427,093
	2/24/2021				2,764 (4)	239,031
	2/24/2021						42,418 (6)	3,668,309
Alvin T. Jeffers	2/28/2019						1,791 (3)	154,886
	2/27/2020				2,207 (4)	190,861
	2/27/2020						11,786 (5)	1,019,253
	2/24/2021				2,073 (4)	179,273
	2/24/2021						31,812 (6)	2,751,102
Kevin Eamigh	2/28/2019						1,791 (3)	154,886
	2/27/2020				2,207 (4)	190,861
	2/27/2020						11,786 (5)	1,019,253
	2/24/2021				2,073 (4)	179,273
	2/24/2021						31,812 (6)	2,751,102
Peter J. Ryan	6/4/2019				2,514 (4)	217,411
	2/28/2019						627 (3)	54,223
	2/27/2020				2,207 (4)	190,861
	2/27/2020						11,786 (5)	1,019,253
	2/24/2021				2,073 (4)	179,273
	2/24/2021						31,812 (6)	2,751,102

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
(1)Stock options awarded on January 2, 2015 vest at the rate of one-third per year.
(2)Based on the closing price of our common stock of $86.48 on December 31, 2021.
(3)This award became eligible to vest in January 2022 subject to satisfaction of performance criteria for the three-year performance period. The award is presented at the Threshold performance level.
(4)This award will vest at the rate of one-third per year on the first, second and third anniversaries of the grant date subject to continued employment.
(5)This award becomes eligible to vest in January 2023 subject to satisfaction of performance criteria for the three-year performance period. Half of the award is presented at the Target performance level and half of the award is presented at the Maximum performance level.
(6)This award becomes eligible to vest in January 2024 subject to satisfaction of performance criteria for the three-year performance period. The award is presented at the Maximum performance level.
OPTIONS EXERCISED AND STOCK VESTED IN 2021
The following table sets forth stock vested for each of the NEOs in 2021. The NEOs did not exercise any options in 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)	Dividends Equivalents Paid upon Vesting ($)

Marcus G. Michael	136,412	10,285,440	20,807
Jaime M. Easley	23,647	1,833,024	4,218
Alvin T. Jeffers	20,092	1,511,890	3,026
Kevin Eamigh	19,855	1,496,927	3,026
Peter J. Ryan	14,135	1,041,081	1,984
(1)Based on the market value at time of vesting.
PENSION BENEFITS
None of the NEOs participate in a pension plan.
NONQUALIFIED DEFERRED COMPENSATION IN 2021
The following table sets forth information relating to the SRSP. The NEOs and other senior-level management are eligible to participate in the SRSP, a nonqualified deferred compensation plan that allows them to make pre-tax deferrals in excess of those permitted by the 401(k) Plan. The NEOs may defer up to 50% of their base compensation (excluding bonuses) and up to 100% of their annual bonuses into the SRSP.
A company match is made to the SRSP after the maximum company match has been made under the 401(k) Plan. The deferrals and match are allocated to the fund(s) under the SRSP as selected by the participant.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
In general, “eligible compensation” for purposes of the SRSP is the amount reported as wages on a participant’s Form W-2, (A) increased by (i) amounts contributed by the participant to the 401(k) Plan and the SPX FLOW Flexible Spending Account Plans, and (ii) vacation and holiday pay paid after termination of employment; and (B) decreased by (i) reimbursements or other expense allowances, (ii) fringe benefits (cash and non-cash), (iii) moving expenses, (iv) welfare benefits (provided that short-term disability payments are included and long-term disability payments are excluded), (v) employer-provided mileage reimbursements for which no documentation is required, taxable and non-taxable tuition reimbursements and the taxable value of physical examinations and group term life insurance coverage in excess of $50,000, (vi) pay in lieu of notice, (vii) deferred compensation, (viii) the value of restricted shares and other equity awards, and (ix) severance pay received after termination of employment.
All matching contributions into the 401(k) Plan and SRSP are made in cash and invested according to the participant’s elections. All participant and matching contributions vest immediately. The SRSP is unfunded and earnings are credited on account balances based on participant direction within the same investment choices available in the 401(k) Plan. All returns in the SRSP and the 401(k) Plan are at market rates. In-service distributions are not allowed under the SRSP. In accordance with the rules set forth under the SRSP, participants generally elect the form and timing of payment of their SRSP deferral account prior to the years in which such amounts are deferred. All amounts deferred under the SRSP after 2009 and before 2016 will be paid in a lump sum payment six months following termination of employment. Beginning with 2016, participants may elect to receive their amounts deferred in 2016 and later in either a lump sum or five annual installments, six months following employment termination.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY (2) ($)	Aggregate Earnings in Last FY (3) ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE (4) ($)
Marcus G. Michael	2,123,980	125,382	949,383	—	6,609,184
Jaime M. Easley	100,505	38,656	72,652	—	553,880
Alvin T. Jeffers	10,597	10,597	8,134	—	66,666
Kevin Eamigh	42,214	35,178	38,129	—	439,966
Peter J. Ryan	—	—	—	—	—
(1)Contributions to the SRSP consisted of the following amounts reported in the Summary Compensation Table:

Name	2021 Salary Contributions ($)	2020 Non-Equity Incentive Plan Compensation Contributions ($)
Mr. Michael	383,654	790,325
Mr. Easley	48,189	10,861
Mr. Jeffers	10,597	—
Mr. Eamigh	20,359	4,210
Mr. Ryan	—	—
(2)Represents matching amounts contributed by us to the SRSP. These amounts have been included in the All Other Compensation column of the Summary Compensation Table.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
(3)Aggregate earnings under the SRSP are not above-market and, accordingly, are not included in the Summary Compensation Table.
(4)In addition to the amounts in footnote (1), includes the following amounts of contributions to the SRSP reported as compensation in the Summary Compensation Table for the
◦Year ended December 31, 2020: Mr. Michael: $619,029, Mr. Easley: $33,978, Mr. Jeffers, $7,320 and Mr. Eamigh, $14,724.
◦Year ended December 31, 2019: Mr. Michael, $141,010 and Mr. Easley: $26,435.
◦Year ended December 31, 2018: Mr. Michael, $977,248 and Mr. Easley: $28,258.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
We have entered into agreements, including an employment agreement for our President and Chief Executive Officer, and a change-in-control agreement and stock plan award agreements with each of the NEOs, governing compensation in the event of a termination of employment or a change in control of our company. The following tables set forth the expected benefit to be received by each NEO pursuant to these agreements in the event of his termination resulting from various scenarios, assuming a termination date of December 31, 2021 and a stock price of $86.48, our closing stock price on the NYSE on December 31, 2021. Assumptions and explanations of the numbers set forth in the table below are set forth in the footnotes to, and in the additional text following, the table. The following tables do not reflect provisions of the Merger Agreement that may provide for differing treatment following termination of employment following the consummation of the Merger.

Name	Component	(a) Voluntary Resignation or (b) Involuntary Termination For Cause ($)		Disability ($)		Death Pre- retirement ($)		Involuntary Termination Without Cause / Voluntary Resignation for Good Reason ($)		Termination Following Change in Control ($)
Marcus G. Michael	Salary	—		—		—		1,900,000	(1)	2,850,000	(2)
	Bonus (3)	—		950,000		950,000		1,900,000		2,850,000
	Accelerated Equity	—		13,881,424	(5)	13,881,424	(5)	8,615,051	(6)	13,881,424	(5)
	Vacation (7)	91,346		91,346		91,346		91,346		91,346
	Life Insurance	706,130	(8.a)	774,118	(8.c)	2,616,959	(8.d)	18,756	(8.e)	725,334	(8.f)
		—	(8.b)
	Outplacement Assistance	—		—		—		50,000		50,000
	Health & Welfare Premiums	—		—		—		38,844		84,065
	TOTAL	797,476	(8.a)	15,696,888		17,539,729		12,613,997		20,532,169
		91,346	(8.b)
Jaime M. Easley	Salary	—		—		—		—		920,000	(2)
	Bonus (4)	—		318,885		322,000		—		644,000
	Accelerated Equity (5)	—		2,970,934		2,970,934		—		2,970,934
	Vacation (7)	44,231		44,231		44,231		44,231		44,231
	Life Insurance	—		—		1,103,223	(8.d)	—		220,974	(8.f)
	Outplacement Assistance	—		—		—		—		35,000
	Health & Welfare Premiums	—		—		—		—		56,043
	TOTAL	44,231		3,334,050		4,440,388		44,231		4,891,183
Alvin T. Jeffers	Salary	—		—		—		—		876,000	(2)
	Bonus (4)	—		304,690		306,600		—		613,200
	Accelerated Equity (5)	—		2,170,389		2,170,389		—		2,170,389
	Vacation (7)	42,115		42,115		42,115		42,115		42,115
	Life Insurance	—		—		1,050,460	(8.d)	—		248,873	(8.f)
	Outplacement Assistance	—		—		—		—		35,000
	Health & Welfare Premiums	—		—		—		—		52,000
	TOTAL	42,115		2,517,194		3,569,564		42,115		4,037,577

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)

Kevin Eamigh	Salary	—	—	—		—	840,228	(2)
	Bonus (4)	—	294,080	294,080		—	588,160
	Accelerated Equity (5)	—	2,170,389	2,170,389		—	2,170,389
	Vacation (7)	40,396	40,396	40,396		40,396	40,396
	Life Insurance	—	—	1,007,564	(8.d)	—	254,937	(8.f)
	Outplacement Assistance	—	—	—		—	35,000
	Health & Welfare Premiums	—	—	—		—	51,924
	TOTAL	40,396	2,504,864	3,512,429		40,396	3,981,033
Peter J. Ryan	Salary	—	—	—		—	866,000	(2)
	Bonus (4)	—	296,555	303,100		—	606,200
	Accelerated Equity (5)	—	2,186,474	2,186,474		—	2,186,474
	Vacation (7)	41,635	41,635	41,635		41,635	41,635
	Life Insurance	—	—	1,038,468	(8.d)	—	200,726	(8.f)
	Outplacement Assistance	—	—	—		—	35,000
	Health & Welfare Premiums	—	—	—		—	52,733
	TOTAL	41,635	2,524,664	3,569,677		41,635	3,988,768
(1)Two times annual salary at time of termination.
(2)The greater of annual salary immediately prior to change in control or at time of termination multiplied by (i) three for Mr. Michael and (ii) two for Messrs. Easley, Jeffers, Eamigh and Ryan.
(3)Bonus in an amount equal to, in the case of:
◦Disability or Death: The greater of the prorated amount of actual bonus paid for the prior year or the target bonus (calculated based on year-end annual salary) for the termination year.
◦Involuntary termination without cause or voluntary resignation for good reason: Two times the greater of actual bonus paid for the prior year or the target bonus (calculated based on year-end annual salary) for the termination year.
◦Termination following a change in control: Three times the greater of actual bonus paid for the prior year or the target bonus (calculated based on year-end annual salary) for the termination year.
(4)Bonus in an amount equal to, in the case of:
◦Disability: The prorated amount of actual bonus for the termination year.
◦Death: The target bonus (calculated based on year-end annual salary) for the termination year.
◦Termination following a change in control: Two times the greatest of the highest earned bonus amount for three years prior to termination year, the target bonus for the termination year (calculated based on year-end annual salary) or the earned bonus for the termination year.
(5)Value of vesting in all unvested restricted stock, restricted stock units and stock options at target. Note that in the event of the consummation of the Merger, at the effective time of the Merger, each outstanding performance-based restricted stock unit (“PSU”) to the extent unvested will vest at the target level of performance (or, with respect to the PSUs that vest on the basis of the Company's operating income margin, at 325% of the target level of performance and with respect to the PSUs that vest on the basis of the Company's total shareholder return and were issued in 2020 or 2021, at 200% of the target level of performance). All vested PSUs will be cancelled and converted into the right to receive an amount in cash, without interest and subject to applicable withholding, equal to (1) the total number of shares of Company common stock subject to such vested PSUs, multiplied by (2) $86.50. Based on the anticipated treatment under the Merger Agreement, the amounts below reflect the values of the Accelerated Equity based on the number of outstanding equity-based awards held by each NEO as of March 31, 2022, along with the estimated cash amount (inclusive of accrued dividend equivalent cash payments for restricted stock units and PSUs that will vest in connection with the Merger, but without subtraction of applicable withholding taxes) each NEO would be eligible to receive in connection with the consummation of the Merger with regard to such equity awards:

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)

Name	Accelerated Equity ($)
Marcus G. Michael	23,532,614
Jaime M. Easley	5,080,904
Alvin T. Jeffers	3,749,766
Kevin Eamigh	3,749,766
Peter J. Ryan	3,967,905
(6)Value of vesting in unvested restricted stock, unvested restricted stock units and stock options that would have vested in the two years following termination. The value assumes that all applicable performance vesting requirements will be met.
(7)Accrued vacation time of five weeks of salary.
(8)Life insurance: Values for life insurance in an amount equal to, in the case of:
8.a    Voluntary resignation: Mr. Michael is retirement eligible. Estimated present value of life insurance of one times annual salary for the remainder of his life.
8.b    Involuntary termination for cause: No benefit.
8.c    Disability.
8.d    Death: Life insurance proceeds equal to the sum of two times annual salary (less any benefit under the Company’s group life insurance plan maintained for other SPX FLOW employees) and gross ups for federal and other tax liabilities.
8.e    Involuntary termination without cause or voluntary resignation for good reason: Value of reimbursement of premiums paid over benefit continuation period for two years, which represents his imputed income for group life insurance benefits in the year prior to termination.
8.f    Termination following a change in control: Estimated present value of life insurance coverage equal to two times annual salary at the time of termination for two years and thereafter an amount equal to one times annual salary for the remainder of his life.
ASSUMPTIONS AND EXPLANATIONS OF NUMBERS IN TABLES
The Compensation Committee retains discretion to provide, and in the past has provided, additional benefits to executive officers upon termination or resignation if it determines the circumstances so warrant.
Confidentiality, Non-Competition and Non-Solicitation Agreements
As a condition to each executive officer’s entitlement to receive the base salary amounts and equity award acceleration referenced in the applicable tables, the executive is required to execute a waiver of claims against us and shall be bound by the terms of a non-competition and non-solicitation agreement, which prohibits the executive from soliciting or diverting any customer, potential customer, employee or potential employee or competing with any of our businesses in which the executive has been employed for a period of one year from the date of termination.
Key Manager Life Insurance Benefits
Because portions of these benefits are self-insured, we calculate and maintain liabilities for these programs under appropriate accounting standards. Generally, the assumptions and methods used for financial reporting were also used in determining the values in this disclosure (discount rates, mortality, etc.).

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
Payments upon a Termination in Connection with a Change in Control
The NEOs will be entitled to certain benefits as described in the applicable tables if they are terminated within, for Mr. Michael, 36 months, and for Messrs. Easley, Jeffers, Eamigh and Ryan, 24 months, following a change in control for a reason other than death, disability, retirement or termination for cause or if employment is terminated by the NEO other than for good reason.
For purposes of the change-in-control severance agreements, a change in control included the acquisition by any person (or group of related persons) of 25% or more of the voting power of our securities (including in an exchange or tender offer), or (1) liquidation of SPX FLOW, (2) the sale of all or substantially all of our assets, (3) a merger or consolidation (except where our stockholders prior to the time of merger or consolidation continue to hold at least 75% of the voting power of the new or surviving entity), or (4) a change in the majority of our Board of Directors within a two-year period without the approval of the incumbent Board.
The column setting forth payments upon a change in control assumes that the NEO’s employment was terminated following the change in control.
RISK ANALYSIS
The Compensation Committee regularly monitors and reviews our compensation programs and risk management as an integral part of its program design and review.
The primary incentive compensation arrangements, one or both of which apply to the majority of personnel worldwide, are the Stock Compensation Plan and the EIP. These plans cover the employees we believe would most likely be in a position to create a material risk to our company.
The Compensation Committee does not believe our compensation policies and practices give rise to risks that are reasonably likely to have a material adverse effect on our company. In reaching this conclusion, we considered the following factors:
•Our compensation program is designed to provide a mix of both fixed and variable incentive compensation.
•The variable (cash incentive and performance-based equity awards) portions of compensation are designed to reward both annual performance (under both programs) and longer-term performance (under performance-based equity awards). We believe this design mitigates incentives for short-term risk-taking that could be detrimental to our company’s long-term best interests.
•A significant percentage of our senior executives’ incentive compensation is based on the performance of our total company. This is designed to mitigate incentives to pursue strategies that might maximize the performance of a single operating division to the detriment of our company as a whole.
•Our senior executives are subject to stock ownership guidelines, which we believe incentivize our executives to consider the long-term interests of our company and our stockholders and discourage excessive risk-taking that could negatively impact our stock price.
•Our incentive compensation program is designed with payout curves that are relatively smooth and seek to minimize steep payout “cliffs” that might encourage short-term business decisions in order to meet a payout threshold.
•A qualitative risk assessment concluded that our plans do not have an unreasonable ratio between fixed and variable compensation. The bonus plans are capped at specified maximum percentages, which limit incentives to undertake excessive risk.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
•The executive and management bonus plans also have forfeiture provisions relating to any fraud, manipulation or negligence in connection with computation of performance measures or payments under the plans.
•All of the incentive plans are determined primarily by a formula, rather than manager discretion.
•In addition to the structure of our plans, we mitigate any risk that may be generated by compensation plans through management oversight, compliance training and enforcement, and audits.
No single SPX FLOW business unit carries a significant portion of the Company’s risk profile, or has compensation structured significantly differently than other units within the Company, regardless of relative business unit profitability or compensation expense as a percentage of revenues.
The Compensation Committee does not believe that any of the design features of our compensation arrangements pose a significant concern.
CEO PAY RATIO
Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC has adopted a rule requiring annual disclosure of the ratio (the “CEO Pay Ratio”) of the total annual compensation of our Chief Executive Officer, Mr. Michael, to the total annual compensation of the employee of our company and its subsidiaries who is determined to have the median compensation of, generally, all such employees (excluding our Chief Executive Officer). The rule also requires annual disclosure of this median employee’s total compensation for the year and our Chief Executive Officer’s total compensation for the year. Our CEO Pay Ratio has been calculated in compliance with the requirements set forth in Item 402(u) of Regulation S-K of the SEC.
SEC rules require a company to identify the median-compensated employee only once every three years, absent changes to the employee population or employee compensation arrangements during that period that would reasonably affect the pay ratio. Because there were no such material changes since we undertook to identify the median-compensated employee for determination of the ratio in 2020, we elected to use the same employee for calculating the 2021 ratio.
For the 2020 calculation, we identified the median-compensated employee using our global employee population as of October 31, 2020. This included all global full-time, part-time, temporary and seasonal employees who were active on that date. Although we had approximately 4,800 employees in 35 countries around the world, we did not exclude any employees from our calculation (other than, as required by the rule, our Chief Executive Officer).
We used a consistently applied compensation measure (“CACM”) across our global employee population to determine the median-compensated employee. The CACM that we used was base pay plus bonus. For our employees who are paid a salary, base pay was equal to their annual salary and allowances paid from November 1, 2019 to October 31, 2020 (the “Calculation Period”). For our employees who are paid an hourly rate, base pay was equal to total annual hourly wages, including overtime and allowances, paid during the Calculation Period. We did not perform any full-time equivalency adjustments for part-time workers and we did not apply a cost-of-living adjustment. We did, however, annualize pay for full-time employees who were hired after November 1, 2019 and remained actively employed on October 31, 2020. For both salaried and hourly workers, bonus referred to bonus payments received during the Calculation Period in connection with applicable annual cash incentive plans. The majority of our employees received a bonus payment during the Calculation Period.
Using the median-compensated employee that we previously identified, we calculated the median-compensated employee’s total compensation for 2021 in the same manner as reported for the CEO in the Summary Compensation Table in this Form 10-K/A. The total compensation for the median-compensated employee was $70,750 using the Summary Compensation Table methodology. Our Chief Executive Officer’s total compensation was $7,142,941 using the same methodology during the same period. Accordingly, our CEO Pay Ratio for 2021 is 101:1.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. Because the SEC rules for identifying the median-compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices, the amount of compensation of the median-compensated employee and the pay ratio reported by other companies may not be comparable to our estimates reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
DIRECTORS AND OFFICERS
The following table shows how much of our common stock our directors and executive officers listed in the Summary Compensation Table, and all directors and executive officers as a group beneficially owned as of March 31, 2022.
Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director or executive officer can vote or transfer and stock options or other rights to receive common stock, such as restricted stock units, that are exercisable currently or become exercisable or vest within 60 days. The number of our shares beneficially owned by each of the named executive officers and by all directors and executive officers as a group includes shares held in the SPX FLOW Retirement Savings Plan. Except as otherwise noted, the stockholders named in this table have sole voting and investment power for all shares shown as beneficially owned by them.
The percent of SPX FLOW common stock owned is based on 42,115,741 shares outstanding as of March 31, 2022.

Directors and Named Executive Officers	Shares of Common Stock Beneficially Owned (#)	Options Exercisable Within 60 Days (#)	Percent of Class (%)
Majdi B. Abulaban	10,815	—	*
Anne K. Altman	16,281	—	*
Patrick D. Campbell	11,330	—	*
Kevin Eamigh (1)	44,162	—	*
Jaime M. Easley (2)	24,761	—	*
Robert F. Hull, Jr.	30,694	—	*
Alvin T. Jeffers	14,518	—	*
Marcus G. Michael (3)	220,626	15,801	*
Jonathan M. Pratt	2,079	—	*
Sonya M. Roberts	684	—	*
Suzanne B. Rowland	9,245	—	*
Peter J. Ryan (4)	16,777	—	*
David V. Singer	21,909	—	*
All directors and executive officers as a group (14 persons)	425,182	15,801	1.0
*    Indicates ownership of less than 1% of the outstanding shares of SPX FLOW's common stock. Each of our executive officers and directors may be contacted at 13320 Ballantyne Corporate Place, Charlotte, North Carolina 28277.
(1)    Includes 1,200 shares of common stock held by Mr. Eamigh's account in the 401(k) Plan.
(2)    Includes 1,235 shares of common stock held by Mr. Easley's account in the 401(k) Plan.
(3)    Includes 89,080 shares of common stock held by Mr. Michael indirectly by The Brigid R. Michael Revocable Trust U/A 07/24/15 for the benefit of Brigid R. Michael, of which Brigid R. Michael and Mr. Michael are trustees and 2,116 shares of common stock held by Mr. Michael's account in the 401(k) Plan. Stock options were awarded on January 2, 2015 with an exercise price of $61.29, and vest at the rate of one-third per year.
(4)    Includes 1,336 shares of common stock held by Mr. Ryan’s account in the 401(k) Plan.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
OTHER PRINCIPAL SPX FLOW STOCKHOLDERS
Set forth in the table below is information about beneficial owners of more than five percent of the issued and outstanding shares of our common stock. The percent of class held is based on 42,115,741 shares of our common stock outstanding on March 31, 2022.

Name and Address	Shares of Common Stock Beneficially Owned (#)	Percent of Class (%)
BlackRock, Inc (1) 55 East 52nd Street New York, NY 10055	6,475,124	15.4
The Vanguard Group (2) 100 Vanguard Blvd. Malvern, PA 19355	4,437,266	10.5
Wellington Management Group LLP et al. (3) c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	2,254,584	5.4
APG Asset Management US Inc. et al. (4) 666 3rd Ave., 2nd Floor New York, NY 10017	5,065,692	12.0
(1)Based on information provided in a Schedule 13G/A filed with the SEC on February 8, 2022 by BlackRock, Inc. on behalf of itself and its subsidiaries, BlackRock Life Limited, BlackRock Advisors, LLC, Aperio Group, LLC. BlackRock (Netherlands) B.V.. BlackRock Fund Advisors, BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited and BlackRock Fund Managers Ltd (collectively, “BlackRock”), reporting beneficial ownership as of December 31, 2020. BlackRock reports that each of iShares Core S&P Small-Cap ETF and BlackRock Fund Advisors beneficially owns five percent or greater of our outstanding shares of common stock.
(2)Based on information provided in a Schedule 13G/A filed with the SEC on February 10, 2022 by The Vanguard Group (“Vanguard”), reporting information as of December 31, 2021. Vanguard reports having shared voting power with respect to 38,235 shares, sole dispositive power with respect to 4,365,457 shares, and shared dispositive power with respect to 71,809 shares.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
(3)Based on information provided in a Schedule 13G/A filed with the SEC on January 10, 2022 by Wellington Management Group LLP (“Wellington Management”), Wellington Group Holdings LLP (“Wellington Holdings”), Wellington Investment Advisors Holdings LLP (“Wellington Advisors”), and Wellington Management Company LLP (“Wellington”) reporting beneficial ownership as of December 31, 2021. Such Schedule 13G/A reports that, as of December 31, 2021, each of Wellington Management, Wellington Holdings and Wellington Advisors shared the power to vote 1,995,869 shares and shared the power to dispose of 2,254,584 shares and Wellington shared the power to vote 1,995,869 shares and the power to dispose of 2,195,615 shares. Such Schedule 13G/A further reports that such shares are owned of record by clients of specified investment advisors that are directly or indirectly owned by Wellington Management, that such clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, shares of our common stock and that no such client is known to have such right or power with respect to more than five percent of the outstanding shares of our common stock.
(4)Based on information provided in a Schedule 13G/A filed with the SEC on January 19, 2022 by APG Asset Management US Inc., APG Asset Management, N.V. (“APG NL”), APG Groep, N.V. (“APG Groep”), and Stichting Pensioenfonds ABP reporting beneficial ownership as of December 31, 2021. Such Schedule 13G reports that, as of December 31, 2021, each such person had shared voting power with respect to, and shared power to dispose of, all such shares. Such Schedule 13G/A also reported that APG NL is wholly-owned by APG Groep and is the investment manager with respect to the shares our common stock reported as being beneficially owned, that pursuant to an investment management agreement, APG NL has delegated its investment and voting power with respect to such securities to APG Asset Management US, Inc., which is its wholly-owned subsidiary, and that Stichting Pensioenfonds ABP is the majority owner of APG Groep. Based on such Schedule 13G/A, the address of PG Asset Management US Inc. is 666 3rd Ave., 2nd Floor, New York, NY 10017, the address of APG NL is Gustav Mahlerplein 3, 1082 MS Amsterdam, Netherlands, the address of APG Groep is Oude Lindestraat 70, Postbus 6401, Heerlen, Netherlands, and the address of Stichting Pensioenfonds ABP is PO Box 4806, 6401 JL Heerlen, Netherlands.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of December 31, 2021 about SPX FLOW common stock that may be issued upon the exercise of options and rights under our Stock Compensation Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	1,156,554 (1)	$61.29	1,772,397 (3)
Equity compensation plans not approved by stockholders	—	N/A	—
Total	1,156,554 (1)	$61.29	1,772,397 (3)
(1)Comprises 15,801 shares issuable upon the exercise of outstanding options, 1,140,753 shares issuable pursuant to restricted stock units, based on the maximum number of shares issuable under restricted stock units that are subject to performance conditions.
(2)Excludes restricted stock units.
(3)All these shares were available for issuance under the Stock Compensation Plan. Unvested outstanding share awards totaling 15,592 would be available for future issuance were they not to vest, pursuant to the terms of the plan. Options issued in connection with the spin-off from SPX Corporation would not be available for future issuance were they not to vest, pursuant to the terms of the plan.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
DIRECTOR INDEPENDENCE
Our Corporate Governance Guidelines require that a substantial majority of the Board meet the independence requirements of the listing standards of the NYSE. Our Board reviews annually whether each of our directors is independent. The Board has adopted categorical Independence Standards to help guide it in this process. Our Independence Standards are available on our website (http://investor.spxflow.com). Members of the Audit Committee, Compensation Committee and Nominating Committee must meet all applicable independence tests of the NYSE and SEC. Based on its most recent annual review, the Board has concluded that Mr. Abulaban, Ms. Altman, Mr. Campbell, Mr. Hull, Mr. Pratt, Ms. Roberts, Ms. Rowland and Mr. Singer are independent as defined in our Independence Standards and the listing standards of the NYSE. The Board concluded that Mr. Michael, our President and Chief Executive Officer, is not independent as defined in our Independence Standards and the listing standards of the NYSE.
The non-employee members of the Board meet in executive session without management at least at every regularly scheduled Board meeting. In addition, the non-employee members of the Board meet in executive session with the CEO and such other management as the Board deems appropriate on a regular basis. Meetings of independent directors are chaired by the Chairman of the Board, Mr. Hull.
RELATED-PARTY TRANSACTIONS
Pursuant to its charter and a written related-party policy, the Audit Committee is charged with reviewing and approving any related-party transactions. A related-party transaction is a transaction involving SPX FLOW and any of the following persons: a director, director nominee or executive officer of SPX FLOW or an immediate family member or person sharing the household of any of these persons; a holder of more than 5% of SPX FLOW common stock; and certain other parties with relationships with SPX FLOW. When considering a transaction, the Audit Committee is required to review all relevant factors, including whether the transaction is in the best interest of our company, our company’s rationale for entering into the transaction, alternatives to the transaction, whether the transaction is on terms at least as fair to our company as would be the case were the transaction entered into with an unrelated third party, potential for an actual or apparent conflict of interest, and the extent of the related party’s interest in the transaction. Our legal staff is primarily responsible for the development and implementation of procedures and controls to obtain information for our directors and executive officers relating to related party transactions and then determining, based on the facts and circumstances, whether we or a related party has a direct or indirect material interest in the transaction. In the course of the Board’s determination regarding the independence of each of the non-employee directors, the Nominating Committee and Audit Committee considered any relevant transactions, relationships or arrangements. No member of our Board or management was aware of any transactions that would be required to be disclosed in this section.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
ITEM 14. Principal Accountant Fees and Services
INDEPENDENT PUBLIC ACCOUNTANTS
Deloitte & Touche LLP (“Deloitte & Touche”) has been our independent public accountants since our spin-off from SPX Corporation in September 2015. The Audit Committee has approved the engagement of Deloitte & Touche to perform the audits of the financial statements and internal control over financial reporting included in SPX FLOW’s Annual Report on Form 10-K for the fiscal year ending December 31, 2022.
During fiscal years 2021 and 2020, we engaged Deloitte & Touche to perform services in the following categories and amounts:

	2021 ($)	2020 ($)
Audit Fees (1)	2,537,000	2,772,000
Audit-Related Fees (2)	40,000	25,000
Tax Fees (3)	982,000	982,000
All Other Fees	N/A	N/A
(1)Fees for audit services billed or expected to be billed relate to (i) audit of our annual financial statements, (ii) review of our quarterly financial statements, (iii) statutory and regulatory audits and (iv) consents and other services related to SEC matters.
(2)Fees for audit-related services include attest or audit services that are not required.
(3)Fees for tax services principally relate to tax compliance and preparation, including the preparation of original and amended tax returns, claims for refunds, and tax payment planning. We also incurred fees for tax consulting and advisory services and services related to transfer pricing.
Our Audit Committee has adopted a policy that requires all audit and non-audit services performed by Deloitte & Touche be pre-approved. The Audit Committee annually approves the fees and expenses for audit services performed by Deloitte & Touche, as well as for any regularly recurring non-audit services of the type covered by our annual engagement of Deloitte & Touche. In addition, our pre-approval policy requires pre-approval by the chairman of the Audit Committee of fees and expenses for other non-audit services that may arise during the year. The policy requires the chairman to report any non-audit services that he has pre-approved to the Audit Committee at each regularly scheduled meeting of the Committee. In no event may Deloitte & Touche perform any of the following services for us: (1) bookkeeping or other services related to our accounting records or financial statements; (2) financial information systems design and implementation; (3) appraisal or valuation services, fairness opinions or contribution-in-kind reports; (4) actuarial services; (5) internal audit outsourcing services; (6) management functions or human resources services; (7) broker-dealer, investment advisor or investment banking services; (8) legal services; or (9) expert services. The Audit Committee regularly considers whether specific projects or expenditures could potentially affect Deloitte & Touche’s independence. All of the fees for audit, audit-related, tax and other services performed by Deloitte & Touche were pre-approved by the Audit Committee in accordance with the pre-approval policies and procedures described in this paragraph.

SPX FLOW, INC. AND SUBSIDIARIES
FORM 10-K INDEX (CONTINUED)
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:
1.The consolidated financial statements of SPX FLOW, Inc. and subsidiaries were previously filed with on the Original Form 10-K.
2.Financial Statement Schedules. All financial statement schedules have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto, which were previously filed with the Original Form 10-K.
3.Exhibits. See Index to Exhibits.

INDEX TO EXHIBITS
Item No.	Description
2.1	Separation and Distribution Agreement, dated as of September 22, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
2.2	Purchase and Sale Agreement dated as of November 24, 2019 between SPX FLOW, Inc. and Boardwalk Parent LLC, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 25, 2019 (file no. 1-37393).
2.3	Agreement and Plan of Merger, dated as of December 12, 2021, by and among SPX FLOW, Inc., LSF11 Redwood Acquisitions, LLC and Redwood Star Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 15, 2021 (file no. 1-37393).
3.1	Amended and Restated Certificate of Incorporation of SPX FLOW, Inc., as amended, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
3.2	Amended and Restated Bylaws of SPX FLOW, Inc., incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 10, 2018 (file no. 1-37393).
4.1	Description of Capital Stock, incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (file no. 1-37393).
10.1	Tax Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.2	Employee Matters Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.3	Trademark License Agreement, dated as of September 26, 2015, by and between SPX FLOW, Inc. and SPX Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.4*	SPX FLOW Stock Compensation Plan (as amended and restated as of May 8, 2019), incorporated by reference to Appendix A to the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders filed on March 28, 2019 (file no. 1-37393).
10.5*	Form of SPX FLOW Stock Option Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.6*	Form of SPX FLOW Restricted Stock Unit Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.7*	Form of SPX FLOW Restricted Stock Award Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.8*	SPX FLOW Annual Enterprise Bonus Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018 (file no. 1-37393).
10.9*	SPX FLOW Supplemental Retirement Plan for Top Management, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.10*	SPX FLOW Life Insurance Plan for Key Managers, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.11*	SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.12*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 29, 2019 filed on August 7, 2019 (file no. 1-37393).
10.13*	SPX FLOW Executive Long-Term Disability Plan, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.14*	Form of Assignment and Assumption of and Amendment to Change of Control Agreement, incorporated by reference from the Company’s Current Report on Form 8-K filed on September 28, 2015 (file no. 1-37393).
10.15*	Form of SPX FLOW Confidentiality and Non-Competition Agreement, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.16*	Amendment to the SPX FLOW Supplemental Retirement Savings Plan, incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 26, 2015 (file no. 1-37393).
10.17*	Employment Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).

10.18*	Change of Control Agreement between Marcus G. Michael and SPX FLOW, Inc., incorporated herein by reference from the Company’s Form 8-K/A filed on January 8, 2016 (file no. 1-37393).
10.19*	Form of Change of Control Agreement between Kevin J. Eamigh, and SPX Corporation, incorporated herein by reference from the SPX Corporation Annual Report on Form 10-K for the year ended December 31, 2014 (file no. 1-6948).
10.20*	Form of Change of Control Agreement between each of Melissa P. Buscher, Jaime M. Easley, Tyrone Jeffers and Peter J. Ryan and SPX FLOW, Inc., incorporated herein by reference from the SPX FLOW, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 (file no. 1-37393).
10.21	Second Amended and Restated Credit Agreement, dated as of August 3, 2021, among SPX FLOW, Inc., the foreign subsidiary borrowers from time to time party thereto, Bank of America, N.A., as Administrative Agent, Deutsche Bank AG Deutschlandgeschäft Branch, as Foreign Trade Facility Agent, and the other agents and lenders from time to time party thereto, incorporated by reference from the Company's Current Report on Form 8-K filed on August 3, 2021 (file no. 1-37393).
10.22	Incremental Facility Activation Notice, New Lender Supplement and Amendment to Credit Agreement, dated as of August 16, 2021, among SPX FLOW, Inc., JPMorgan Chase Bank, N.A., Bank of America, N.A., as Administrative Agent, Bank of America, N.A., as an Issuing Lender and the Swingline Lender, and Deutsche Bank AG Deutschlandgeschäft Branch, as an Issuing Lender, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended October 2, 2021 (file no. 1-37393).
21.1	Subsidiaries, incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 1-37393).
23.1	Consent of Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (file no. 1-37393).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.1 to the Company's Annual report on Form 10-K for the year ended December 31, 2021 (file no.1-37393).
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 to the Company's Annual report on Form 10-K for the year ended December 31, 2021 (file no.1-37393).
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 to the Company's Annual report on Form 10-K for the year ended December 31, 2021 (file no.1-37393).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document included in the Original Form 10-K.
101.SCH	Inline XBRL Taxonomy Extension Schema Document (included in the Original Form 10-K)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (included in the Original Form 10-K)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (included in the Original Form 10-K)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (included in the Original Form 10-K)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase (included in the Original Form 10-K)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________________________________________________________
*    Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of April, 2022.

SPX FLOW, Inc.
(Registrant)

By	/s/ Jaime M. Easley
Jaime M. Easley
Vice President, Chief Financial Officer and Chief Accounting Officer